Form 10-Q
period 2020-06-30
BigCommerce Holdings, Inc.
filed 2020-09-11
CIK 1626450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39423

BigCommerce Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2707656
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11305 Four Points Drive Building II, 3rd Floor Austin, Texas	78726
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 865-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series 1 common stock, $0.0001 par value per share	BIGC	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of September 7, 2020, the registrant had 62,563,651 shares of Series 1 common stock, $0.0001 par value per share and 5,050,555 shares of Series 2 common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

BigCommerce Holdings, Inc.

Unaudited Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

BigCommerce Holdings, Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	June 30,	December 31,
	2020	2019

Assets
Current assets
Cash and cash equivalents	$25,390	$7,795
Restricted cash	1,121	1,355
Accounts receivable, net	20,244	15,548
Prepaid expenses and other assets	7,837	5,296
Deferred commissions	1,971	1,677
Total current assets	56,563	31,671
Property and equipment, net	7,608	8,241
Right-of-use-assets	12,888	14,065
Deferred commissions, net of current portion	2,558	2,087
Total assets	$79,617	$56,064
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$5,752	$3,881
Accrued liabilities	2,843	5,849
Deferred revenue	11,257	9,399
Current portion of long-term debt	2,215	2,363
Current portion of operating lease liabilities	2,945	2,718
Other current liabilities	13,326	9,704
Total current liabilities	38,338	33,914
Deferred revenue, net of current portion	1,060	1,492
Long-term debt, net of current portion	69,121	38,502
Operating lease liabilities, net of current portion	14,152	15,705
Total liabilities	122,671	89,613

Commitments and contingencies (Note 6)

Convertible preferred stock
Convertible preferred stock, $0.0001 par value; 102,030 shares authorized, issued and outstanding at June 30, 2020, and December 31, 2019	227,452	223,754

Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 205,000 shares voting and 45,000 shares non-voting authorized at June 30, 2020 and December 31, 2019; 19,378, and 18,544 shares voting issued and outstanding at June 30, 2020 and December 31, 2019, respectively, and no shares non-voting issued and outstanding at June 30, 2020, and December 31, 2019.	2	2
Additional paid-in capital	20,571	17,244
Accumulated deficit	(291,079)	(274,549)
Total stockholders’ equity (deficit)	(270,506)	(257,303)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$79,617	$56,064

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue	$36,316	$27,235	$69,490	$52,819
Cost of revenue	7,837	6,227	15,317	12,152
Gross profit	28,479	21,008	54,173	40,667
Operating expenses:
Sales and marketing	16,803	15,963	32,565	30,099
Research and development	11,345	10,468	22,266	21,300
General and administrative	7,714	5,222	14,180	10,221
Total operating expenses	35,862	31,653	69,011	61,620
Loss from operations	(7,383)	(10,645)	(14,838)	(20,953)
Interest income	17	86	18	241
Interest expense	(1,152)	(410)	(1,914)	(770)
Change in fair value of financial instruments	—	—	4,413	—
Other expense	40	(56)	(163)	(77)
Loss before provision for income taxes	(8,478)	(11,025)	(12,484)	(21,559)
Provision for income taxes	3	7	20	14
Net loss	$(8,481)	$(11,032)	$(12,504)	$(21,573)
Cumulative dividends and accretion of issuance costs on Series F preferred stock	$(1,953)	$(1,798)	$(3,698)	$(3,552)
Net loss attributable to common stockholders	$(10,434)	$(12,830)	$(16,202)	$(25,125)
Basic and diluted net loss per share attributable to common stockholders	$(0.54)	$(0.73)	$(0.86)	$(1.43)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	19,149	17,592	18,852	17,540

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net loss	$(8,481)	$(11,032)	$(12,504)	$(21,573)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	—	14	—	14
Total comprehensive loss	$(8,481)	$(11,018)	$(12,504)	$(21,559)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2018	102,030	$216,446	17,445	$2	$13,261	$(224,725)	$(14)	$(211,476)
Exercise of stock options	—	—	96	—	132	—	—	132
Stock-based compensation	—	—	—	—	595	—	—	595
Accumulated dividend – Series F	—	1,736	—	—	—	(1,736)	—	(1,736)
Accretion of Series F issuance costs	—	18	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	(10,541)	—	(10,541)
Balance at March 31, 2019	102,030	$218,200	17,541	$2	$13,970	$(237,002)	$(14)	$(223,044)
Exercise of stock options	—	—	360	—	40	—	—	40
Stock-based compensation	—	—	—	—	821	—	—	821
Accumulated dividend – Series F	—	1,780	—	—	—	(1,780)	—	(1,780)
Accretion of Series F issuance costs	—	18	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	(11,032)	—	(11,032)
Balance at June 30, 2019	102,030	$219,998	17,901	$2	$14,813	$(249,814)	$(14)	$(235,013)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2019	102,030	$223,754	18,544	$2	$17,244	$(274,549)	$—	$(257,303)
Exercise of stock options	—	—	448	—	404	—	—	404
Stock-based compensation	—	—	—	—	1,026	—	—	1,026
Accumulated dividend – Series F	—	1,727	—	—	—	(1,727)	—	(1,727)
Accretion of Series F issuance costs	—	18	—	—	(18)	—	—	(18)
Warrants issued in connection with debt	—	—	—	—	297	—	—	297
Adoption of new accounting standard - See Note 2	—	—	—	—	—	(364)	—	(364)
Net loss	—	—	—	—	—	(4,023)	—	(4,023)
Balance at March 31, 2020	102,030	$225,499	18,992	$2	$18,953	$(280,663)	$—	$(261,708)
Exercise of stock options	—	—	351	—	366	—	—	366
Exercise of warrants	—	—	35	—	126	—	—	126
Stock-based compensation	—	—	—	—	1,144	—	—	1,144
Accumulated dividend – Series F	—	1,935	—	—	—	(1,935)	—	(1,935)
Accretion of Series F issuance costs	—	18	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	(8,481)	—	(8,481)
Balance at June 30, 2020	102,030	$227,452	19,378	$2	$20,571	$(291,079)	$—	$(270,506)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended June 30,	Six months ended June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(12,504)	$(21,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,678	1,116
Amortization of discount on debt	389	27
Stock-based compensation	2,170	1,416
Allowance for credit losses	944	494
Accretion on discount to marketable securities	—	(69)
Change in fair value of financial instrument	(4,413)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,005)	(3,748)
Prepaid expenses	(2,253)	821
Deferred commissions	(764)	(1,973)
Accounts payable	1,871	256
Accrued and other current liabilities	468	3,092
Deferred revenue	1,425	(1,017)
Net cash used in operating activities	(16,994)	(21,158)
Cash flows from investing activities:
Purchase of property and equipment	(1,045)	(4,069)
Maturity of marketable securities	—	23,450
Net cash (used in) provided by investing activities	(1,045)	19,381
Cash flows from financing activities:
Proceeds from exercise of stock options	896	172
Proceeds from debt	40,745	3,677
Repayment of debt	(6,241)	(1,025)
Net cash provided by financing activities	35,400	2,824
Net change in cash and cash equivalents and restricted cash	17,361	1,047
Cash and cash equivalents and restricted cash, beginning of period	9,150	13,897
Cash and cash equivalents and restricted cash, end of period	$26,511	$14,944

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Notes to Consolidated Financial Statements

1. Overview

BigCommerce is leading a new era of ecommerce. Our software-as-a-service (“SaaS”) platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline point-of-sale systems.

We provide a comprehensive platform for launching and scaling an ecommerce operation, including store design, catalog management, hosting, checkout, order management, reporting, and pre-integration into third-party services like payments, shipping, and accounting. All our stores run on a single code base and share a global, multi-tenant architecture purpose built for security, high performance, and innovation. Our platform serves stores in a wide variety of sizes, product categories, and purchase types, including business-to-consumer and business-to-business.

Our headquarters and principal place of business are in Austin, Texas.

We were formed in Australia in December 2003 under the name Interspire Pty Ltd and reorganized into a corporation in Delaware under the name BigCommerce Holdings, Inc. in February 2013.

References in these consolidated financial statements to “we,” “us,” “our,” the “Company,” or “BigCommerce” refer to BigCommerce Holdings, Inc. and its subsidiaries, unless otherwise stated.

Stock Split and Initial Public Offering

On July 24, 2020, we filed with the Secretary of State of the State of Delaware an amendment to our certificate of incorporation that effected a one-for-three reverse stock split of our common stock. All common stock share and per share information for all periods presented has been adjusted to reflect the reverse stock split. The amendment to our certificate of incorporation adjusted the amount of our authorized shares to: 205,000,000 shares of Series 1 common stock, 45,000,000 shares of Series 2 common stock, and 109,030,573 shares of preferred stock. The common stock has a par value of $0.0001 per share. On July 24, 2020, concurrently with the effectiveness of the reverse stock split, the conversion prices applicable to our preferred stock were adjusted proportionately in accordance with our certificate of incorporation. The Series 1 common stock and Series 2 common stock numbers referenced herein and included in this Form 10Q reflect this split.

On August 4, 2020, we completed our initial public offering (IPO), in which we issued and sold 7,877,500 shares of our Series 1 common stock, including 1,027,500 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. The IPO resulted in net proceeds of $175.8 million after deducting underwriting discounts and commissions. Existing stockholders sold an additional 2,495,000 shares of Series 1 common stock, including 325,435 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO. Expected expenses incurred by us for the IPO were approximately $3.9 million and will be recorded against stockholders’ equity. See Note 12 Subsequent Events for additional information.

  2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2020.

2. Summary of significant accounting policies (continued)

The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on August 5, 2020 (“Prospectus”).

Basis of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on December 31.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires certain financial instruments to be recorded at fair value; requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods. Significant estimates, judgments, and assumptions in these consolidated financial statements include: allocating variable consideration for revenue recognition; the amortization period for deferred commissions; the allowance for credit losses; a determination of the deferred tax asset valuation allowance and the valuation of our common stock used to determine stock-based compensation expense. Because of the use of estimates inherent in the financial reporting process and given the additional or unforeseen effects from the COVID-19 pandemic, actual results could differ from those estimates, and such differences could be material to our consolidated financial statements.

COVID-19, declared a global pandemic by the World Health Organization on March 11, 2020, has caused disruption to the economies and communities of the United States and our target international markets. In the interest of public health, many governments closed physical stores and places of business deemed non-essential. This precipitated a significant shift in shopping behavior from offline to online. Our business has benefited from this shift, both in accelerated sales growth for our existing customers’ stores, and in our sales of new store subscriptions to customers. Nevertheless, we do not have certainty that those trends will continue; the COVID-19 pandemic and the uncertainty it has created in the global economy could materially adversely affect our business, financial condition, and results of operations.

Segment and geographic information

Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Accordingly, we have determined that we operate as a single operating and reportable segment. Revenue by geographic region was as follows:

	Three months ended June 30,		Six months ended June 30,
(Unaudited, in thousands)	2020	2019	2020	2019
Revenue:
Americas – U.S.	$28,883	$22,225	$55,616	$43,180
Americas – other	1,305	904	2,405	1,773
EMEA	2,871	1,739	5,313	3,361
APAC	3,257	2,367	6,156	4,505
Total revenue	$36,316	$27,235	$69,490	$52,819

2. Summary of significant accounting policies (continued)

Long-lived assets by geographic region was as follows:

	June 30,	December 31,
(in thousands)	2020	2019
	(Unaudited)
Long-lived assets:
Americas – U.S.	$7,038	$7,699
Americas – other	—	—
EMEA	—	—
APAC	570	542
Total long-lived assets	$7,608	$8,241

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and investment securities and are stated at fair value.

Restricted cash

We maintain a portion of amounts collected through our online payment processor with the online payment processor as a security deposit for future chargebacks. Additionally, we have amounts on deposit with certain financial institutions that serve as collateral for letters of credit and lease deposits.

Marketable securities

All marketable securities have been classified as available-for-sale and are carried at estimated fair value. We determine the appropriate classification of our investments in debt securities at the time of purchase. Securities may have stated maturities greater than one year. All marketable securities are considered available to support current operations and are classified as current assets. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated other comprehensive loss. Realized gains and losses, and declines in fair value judged to be other than temporary, are included in other expense. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income.

Accounts receivable

Accounts receivable are stated at net realizable value and include unbilled receivables. Unbilled receivables arise primarily when we provide subscriptions services in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 60 days. The accounts receivable balance at June 30, 2020 and December 31, 2019 included unbilled receivables of $5.0 million, $4.0 million, respectively.

We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for credit losses for accounts receivable deemed uncollectable. Upon adoption of ASU 2016-13, we analyzed the accounts receivable portfolio for significant risks, historical activity, and an estimate of future collectability to determine the amount that will ultimately be collected. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to our accounts receivable include the delinquency level, customer type, and current economic environment. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Adoption of ASU 2016-13 resulted in an increase in the allowance for credit losses of approximately $0.4 million as of January 1, 2020, primarily related to unbilled receivables.

2. Summary of significant accounting policies (continued)

The allowance for credit losses consisted of the following:

(Unaudited, in thousands)
Balance at December 31, 2019	$1,167
Cumulative effect adjustment upon adoption	364
Provision for expected credit losses	589
Accounts written off	(236)
Balance at March 31, 2020	$1,884
Provision for expected credit losses	355
Accounts written off	(583)
Balance at June 30, 2020	$1,656

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives or the related lease terms (if shorter).

The estimated useful lives of property and equipment are as follows:

Estimated Useful Life
Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	5 years
Leasehold improvements	1-10 years

Maintenance and repairs that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred.

The carrying values of property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with groups of assets used in combination over their estimated useful lives against their respective carrying amounts. If projected undiscounted future cash flows are less than the carrying value of the asset group, impairment is recorded for any excess of the carrying amount over the fair value of those assets in the period in which the determination is made.

Research and development and internal use software

Research and development expenses consist primarily of personnel and related expenses for our research and development staff, which include: salaries, benefits, bonuses, and stock-based compensation; the cost of certain third-party contractors; and allocated overhead. Expenditures for research and development, other than internal use software costs, are expensed as incurred.

Software development costs associated with internal use software, which are incurred during the application development phase and meet other requirements under the guidance are capitalized. To date, software costs eligible for capitalization have not been significant.

Concentration of credit risks, significant clients, and suppliers

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, marketable securities, restricted cash, and accounts receivable. Our investment policy limits investments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies, and highly rated corporate securities, subject to certain concentration limits and restrictions on maturities. Our cash and cash equivalents and restricted cash are held by financial institutions that management believes are of high credit quality. Amounts on deposit may at times exceed federally insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents and bond issuers.

2. Summary of significant accounting policies (continued)

Accounts receivable are derived from sales to our customers and our strategic technology partners who operate in a variety of sectors. We do not require collateral. Estimated credit losses are provided for in the consolidated financial statements and historically have been within management’s expectations.

One of our strategic partners accounted for 12% of our revenue for the year ended December 31, 2019 and accounted for 20% of our accounts receivable balance at December 31, 2019. For the six months ended June 30, 2020 and 2019 one of our strategic partners accounted for 17% and 12%, respectively, of our revenue and accounted for 23% of our accounts receivable balance at June 30, 2020.

Advertising costs

We expense advertising costs as incurred. Advertising expenses were approximately $11.8 million for the year ended December 31, 2019. Advertising costs were $2.9 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively.

Leases

We determine if an arrangement is a lease or contains a lease at inception. At the commencement date of a lease, we recognize a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As our leases typically do not provide an implicit rate, we use our incremental borrowing rate for most leases. The right-of-use (“ROU”) asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred and excludes lease incentives.

Lease terms may include options to extend or terminate the lease. We record a ROU asset and a lease liability when it is reasonably certain that we will exercise that option. Operating lease costs are recognized on a straight-line basis over the lease term.

We also lease office space under short-term arrangements and have elected not to include these arrangements in the ROU asset or lease liabilities.

Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that those assets will be realized. To date, we have provided a valuation allowance against all of our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs any positive evidence of its forecasted future results. We will continue to monitor the positive and negative evidence, and we will adjust the valuation allowance as sufficient objective positive evidence becomes available.

We account for uncertain tax positions in accordance with ASC 740, “Income Taxes”, which clarifies the accounting for uncertainty in tax positions. These provisions require recognition of the impact of a tax position in our financial statements only if it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense.

Stock-based compensation

We issue stock options and restricted stock units ("RSUs"). Stock-based compensation related to stock options is measured at the date of grant and is recognized on a straight-line basis over the service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to estimate the fair value of stock options awarded at the date of grant.  Stock-based compensation related to restricted stock units is measured at the date of grant and recognized using the accelerated attribution method, net of forfeitures, over the remaining service period.

2. Summary of significant accounting policies (continued)

Accounting pronouncements

In June 2018, the FASB Issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard on January 1, 2020 did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which modifies the measurement of expected credit losses of certain financial instruments. Credit losses on trade and other receivables, available-for-sale debt securities, and other instruments will reflect our current estimate of the expected credit losses and will generally result in the earlier recognition of allowance for losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of the new standard resulted in the recording of a cumulative-effect adjustment to accumulated deficit of $0.4 million on January 1, 2020. We will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We adopted this guidance on January 1, 2020 on a prospective basis, which did not result in a material impact to our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes,” as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. Although the amendments in ASU 2019-12 become effective for fiscal years beginning after December 15, 2020, we elected to early adopt the ASU as of January 1, 2019 on a prospective basis. There is no material tax impact of the early adoption of ASU 2019-12 on our financial position and results of operations.

3. Revenue recognition and deferred costs

Revenue recognition

Our sources of revenue consist of subscription solutions fees and partner and services fees. These services allow customers to access our hosted software over the contract period. The customer is not allowed to take possession of the software or transfer the software. Our revenue arrangements do not contain general rights of refund in the event of cancellations.

The following table disaggregates our revenue by major source:

	Three months ended June 30,		Six months ended June 30,
(Unaudited, in thousands)	2020	2019	2020	2019
Subscription solutions	$23,943	$20,137	$47,496	$39,384
Partner and services	12,373	7,098	21,994	13,435
Total revenue	$36,316	$27,235	$69,490	$52,819

Subscription solutions

Subscription solutions revenue consists primarily of platform subscription fees from all plans. It also includes recurring professional services and sales of SSL certificates. Subscription solutions are charged monthly, quarterly, or annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Monthly subscription fees for Pro and Enterprise plans are adjusted if a customer’s gross merchandise volume or orders processed are above specified plan thresholds on a trailing twelve-month basis. For most subscription solutions arrangements, we have determined we meet the variable consideration allocation exception and, therefore,

3. Revenue recognition and deferred costs (continued)

recognize fixed monthly fees or a pro-rata portion of quarterly or annual fees and any transaction fees as revenue in the month they are earned.

Professional services, which primarily consist of education packages, launch services, solutions architecting, implementation consulting, and catalog transfer services, are generally billed and recognized as revenue when delivered.

Contracts with our retail customers are generally month-to-month, while contracts with our enterprise customers generally range from one to three years. Contracts are typically non-cancellable and do not contain refund-type provisions. Revenue is presented net of sales tax and other taxes we collect on behalf of governmental authorities.

Partner and services

Our partner and services revenue consists of revenue share, partner technology integrations, and marketing services provided to partners. Revenue share relates to fees earned by our partners from customers using our platform, where we have an arrangement with such partner to share such fees as they occur. Revenue share is recognized at the time the earning activity is complete, which is generally monthly. Revenue for partner technology integrations is recorded on a straight-line basis over the life of the contract commencing when the integration has been completed. Fees for marketing services are recognized either at the time the earning activity is complete, or ratably over the length of the contract, depending on the nature of the obligations in the contract. Payments received in advance of services being rendered are recorded as deferred revenue and recognized when the obligation is completed.

We also derive revenue from the sales of website themes and applications upon delivery.

We recognize revenue share, and revenue from the sales of third-party applications, on a net basis as we have determined that we are the agent in our arrangements with third-party application providers. All other revenue is recognized on a gross basis, as we have determined we are the principal in these arrangements.

Contracts with multiple performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Our subscription contracts are generally comprised of a single performance obligation to provide access to our platform, but can include additional performance obligations. For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (“SSP”) for any distinct good or service, we may be required to allocate the contract’s transaction price to each performance obligation using our best estimate of SSP.

Contracts with our technology solution partners often include multiple performance obligations. In determining whether integration services are distinct from hosting services we consider various factors. These considerations included the level of integration, interdependency, and interrelation between the implementation and hosting service, as well as any promises in the contract. We have concluded that the integration services included in contracts with hosting obligations are not distinct. As a result, we defer any arrangement fees for integration services and recognize such amounts over the life of the hosting obligation. Additional consideration for some partner contracts varies based on the level of customer activity on the platform. We have determined we meet the variable consideration allocation exception and therefore recognize these variable fees in the period they are earned.

Judgment is required to determine the SSP for each distinct performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The primary method used to estimate SSP is the expected cost-plus margin approach, which considers margins achieved on standalone sales of similar products, market data related to historical margins within an industry, industry sales price averages, market conditions, and profit objectives.

Cost of revenue

Cost of revenue consists primarily of personnel-related costs, including: stock-based compensation expenses for customer support and professional services personnel; costs of maintaining and securing our infrastructure and platform; amortization expense associated with capitalized internal-use software; and allocation of overhead costs.

3. Revenue recognition and deferred costs (continued)

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. We recognize revenue from deferred revenue when the services are performed, and the corresponding revenue recognition criteria are met.

The net increase in the deferred revenue balance for the six months ended June 30, 2020 is primarily due to increases in SaaS related subscriptions. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

As of December 31, 2019, and June 30, 2020, we had $47.8 million and $73.5 million, respectively, of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. We expect to recognize approximately 60% and 52%, respectively, of the remaining performance obligations as revenue in the following 12-month periods, and the remaining balance in the periods thereafter.

Deferred commissions

Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately four years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features. We include amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. We periodically review the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize an impairment of deferred commissions during the year ended December 31, 2019 or the six months ended June 30, 2020 and 2019.

Sales commissions of $2.5 million were deferred for the year ended December 31, 2019; and deferred commission amortization expense was $1.6 million for the year ended December 31, 2019, respectively. Sales commissions of $1.76 million and $1.12 million were deferred for the six months ended June 30, 2020 and 2019, respectively; and deferred commission amortization expense was $0.97 million and $0.75 million for the six months ended June 30, 2020 and 2019, respectively.

4. Fair value measurements

Financial instruments carried at fair value include cash and cash equivalents, restricted cash, marketable securities, and embedded put options separated from the 2020 Convertible Term Loan. The carrying amount of accounts receivable approximates fair value due to their relatively short maturities.

For assets and liabilities measured at fair value, fair value is the price to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. When determining fair value, we consider the principal or most advantageous market in which it would transact, and assumptions that market participants would use when pricing asset or liabilities.

The accounting standard for fair value establishes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable. The standard requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•	Level 2 – Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•

Level 3 – Inputs are unobservable that are significant to the fair value of the asset or liability and are developed based on the best information available in the circumstances, which might include our data.

The fair value of debt was measured using Level 2 inputs and approximated its carrying value.

4. Fair value measurements (continued)

We did not have any cash equivalents or marketable securities as of December 31, 2019 and June 30, 2020.

As of the date of issuance of the Convertible Loan, we valued an embedded lenders’ put option that was bifurcated from the 2020 Convertible Loan. In accordance with accounting guidance, the put option is required to be reported at fair value and any changes in fair value are recognized as a gain or loss in our consolidated statements of operations. The fair value of this financial instrument was measured using Level III inputs, including the fair market value of our common stock and the probability of various expected exit events. This instrument was initially valued at $4.4 million upon issuance and deemed to have no value at June 30, 2020. The change in fair value resulted in a gain of $4.4 million for the six months ended June 30, 2020.

5. Property and equipment

Property and equipment, which includes software purchased or developed for internal use, is composed of the following:

	As of June 30,	As of December 31,
(in thousands)	2020	2019
	(Unaudited)
Computer software	$1,928	$1,788
Computer equipment	7,451	6,816
Furniture and fixtures	2,374	2,198
Leasehold improvements	7,931	7,834
	19,684	18,636
Less: accumulated depreciation and amortization	(12,076)	(10,395)
Property and equipment, net	$7,608	$8,241

 Depreciation expense on property and equipment was $1.7 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively and $0.8 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively.

6. Commitments, contingencies, and leases

We had unconditional purchase obligations as of June 30, 2020, as follows:

(in thousands)
2020	$306
2021	5,504
2022	4,333
2023 and thereafter	—
Total	$10,143

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and that the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. From time to time, we are subject to various claims that arise in the normal course of business. In the opinion of management, we are unaware of any pending or unasserted claims that would have a material adverse effect on our financial position, liquidity, or results.

Certain executive officers are entitled to payments in the event of termination of employment in connection with a certain change in control.

Our certificate of incorporation and certain contractual arrangements provide for indemnification of our officers and directors for certain events or occurrences. We maintain a directors and officers insurance policy to provide coverage in the event of a claim against

6. Commitments, contingencies, and leases (continued)

an officer of director. Historically, we have not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2019 or June 30, 2020.

Leases

We lease certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require us to pay taxes, insurance and maintenance costs. Renewal options were not included in the ROU asset and lease liability calculation.

We adopted ASC Topic 842, Leases, on January 1, 2019. Operating and short-term rent expenses was $.9 million and $.9 million for each of the three-month periods ended June 30, 2019 and 2020, respectively, and $1.7 million and $1.8 million for the six-month periods ended June 30, 2019 and 2020 respectively. Short-term rent expense was not material for any of the periods presented.

Supplemental lease information

Cash flow information (in thousands)	Six months ended June 30,	Six months ended June 30,
	2020	2019

Cash paid for operating lease liabilities	$1,780	$1,451
Right-of-use assets obtained in exchange for operating lease obligations	$—	$—

Operating lease information	Six months ended June 30,	Six months ended June 30,
	2020	2019

Weighted-average remaining lease-term	6.33	7.52
Weighted-average discount rate	5.46%	5.53%

The future maturities of operating lease liabilities are as follows:

(in thousands)	June 30, 2020

2020	$1,863
2021	3,903
2022	3,037
2023	2,459
2024	2,227
Thereafter	6,934
Total minimum lease payments	$20,423
Less imputed interest	(3,296)
Total lease liabilities	$17,127

7. Other liabilities

The following table summarizes the components of other current liabilities:

	As of June 30,	Year Ended December 31,
(in thousands)	2020	2019
	(Unaudited)
Sales tax payable	$542	$551
Payroll and payroll related expenses	8,830	6,126
Other	3,954	3,027
Other current liabilities	$13,326	$9,704

8. Debt

Convertible Term Loans

On October 27, 2017, we entered into a contingent convertible debt agreement (the “Convertible Term Loan”) with Silicon Valley Bank (“SVB”) providing for a term loan of $20.0 million. The Convertible Term Loan maturity date is October 27, 2022. Interest is calculated on the outstanding principal, with interest payable monthly. The initial interest rate was equal to the prime rate and changes to a rate of prime plus 2.0% on and after January 1, 2020, a rate of prime plus 4.0% on and after January 1, 2021, and a rate of prime plus 6.0% on and after January 1, 2022. The weighted-average effective interest rate was 5.4%, and 5.6% during the years ended December 31, 2019 and for the six months ended June 30, 2020, respectively. Quarterly principal payments of $125 thousand are due and payable from June 1, 2018 through maturity. As of December 31, 2019, and June 30, 2020, we had $19.1 million, and $18.9 million outstanding under the Convertible Term Loan, respectively.

The conversion feature grants the bank rights to convert part or all of the outstanding principal, plus accrued and unpaid interest into shares of Series F preferred stock at a conversion price of $3.059 per share. The conversion rights may be exercised at the lenders’ option in the event of a change of control, initial public offering, or when the note matures. The Convertible Term Loan also provides lenders rights to purchase Series F preferred stock at $3.059 per share in an aggregate amount of principal previously repaid. The conversion rights and the purchase rights expire after the Convertible Term Loan’s maturity date.

On February 28, 2020 we entered into a contingent convertible term loan (the “2020 Convertible Loan”) with SVB, providing for a convertible term loan in an amount of $35.0 million. The 2020 Convertible Term Loan matures on February 28, 2025. Interest is calculated on the outstanding principal, with interest payable monthly. The 2020 Convertible Term Loan bears interest at (a) 4.5% prior to January 1, 2022, (b) 6.5% from January 1, 2022 and prior to January 1, 2023, (c) 8.5% from January 1, 2023 and prior to January 1, 2024, and (d) 10.5% from and after January 1, 2024. Principal payments are not due until maturity. As of June 30, 2020, we had $35.0 million outstanding under the 2020 Convertible Term Loan.

The conversion feature grants the bank rights to convert part or all of the outstanding principal, plus accrued and unpaid interest into shares of common stock at a conversion price of $3.80 per share, which was adjusted to $11.40 per share as a result of the one-for-three reverse stock split effected on July 24, 2020. The conversion rights may be exercised at the lenders’ option in the event of a change of control, initial public offering, or when the note matures. In addition to the conversion shares on the outstanding principal, this instrument requires a deficiency payment if the value of the conversion shares does not meet an applicable required minimum return of (a) 1.25 if converted within 18 months of the agreement, (b) 1.32 if converted between 18 months and 24 months, and (c) 1.55 if converted between 24 months and maturity. The deficiency payment, at the election of the holder, will be settled either (i) by issuance of additional shares of common stock equal to the difference between the minimum return and the conversion value or (ii) in cash in a single installment in the amount of such difference.

Management determined that the required minimum return as defined above represented, in substance, an embedded lenders’ put option designed to provide the investor with a fixed monetary amount, settleable in either additional shares or cash. Management determined that this put option should be separated and accounted for as a derivative primarily because the put option met the net settlement criterion and the settlement provisions were not consistent with a fixed-for-fixed equity instrument.

The put option, with a fair value of approximately $4.4 million, was initially recorded as a derivative liability on the accompanying balance sheet and a corresponding discount to the 2020 Convertible Term Loan. The discount will be accreted to interest expense on the consolidated statement of operations over the term of the 2020 Convertible Term Loan using the effective

8. Debt (continued)

interest method. We recorded interest expense related to this instrument of $0.2 million and $0.3 million during the three and six-month periods ended June 30, 2020, respectively.

The estimated fair value of the put option was determined using a multi-scenario probability weighted expected return method analysis in which the future probability of exit events was weighted for its respective probability. Key assumptions included time to exit event, fair value of common stock, and a discount rate. At March 31, 2020, we determined the put option had no fair value due to an increase in market conditions that would make any amounts due under the redemption feature remote. As a result, we recorded a gain in the amount of $4.4 million in the three-month period ending March 31, 2020, which was recorded in the accompanying consolidated statements of operations.   As of June 30, 2020, we determined the put option still had no fair value, therefore, no adjustment was required in the accompanying consolidated statement of operations for the three-month period ending June 30, 2020.

The estimated fair value of the put option was determined using a multi-scenario probability weighted expected return method analysis in which the future probability of exit events was weighted for its respective probability. Key assumptions included time to exit event, fair value of common stock, and a discount rate. At March 31, 2020, we determined the put option had no fair value due to an increase in market conditions that would make any amounts due under the redemption feature remote. As a result, we recorded a gain in the amount of $4.4 million in the three-month period ending March 31, 2020, which was recorded in the accompanying consolidated statements of operations.   As of June 30, 2020, we determined the put option still had no fair value, therefore, no adjustment was required in the accompanying consolidated statement of operations for the three-month period ending June 30, 2020.

Credit Facility

On October 27, 2017, we amended and restated our loan and security agreement (as amended, the “Credit Facility”) with SVB. The Credit Facility provided a $20.0 million revolving line of credit (the “Revolving Line”) and a $5.0 million term loan (the “2018 Term Loan”). On June 4, 2019, we amended the Credit Facility to increase the Revolving Line by $5.0 million to $25.0 million.

The Revolving Line has a maturity date of October 27, 2021. The Revolving Line bore interest at a rate equal to the prime rate, and the weighted-average effective interest rate was 5.3%, and 3.3% during the years ended December 31, 2019 and for the six months ended June 30, 2020, respectively. Interest is calculated on the outstanding principal and is payable monthly. As of December 31,2019, and June 30, 2020, we had $18.5 million, and $20.0 million outstanding under the Revolving Line, respectively.

Borrowings from the 2018 Term Loan mature 36 months after each draw. The 2018 Term Loan bore interest at a rate equal to the prime rate plus 0.25% and, the weighted-average effective interest rate was 5.3%, and 3.9% during the years ended December 31, 2019 and for the six months ended June 30, 2020, respectively. Interest is calculated on the outstanding principal and is payable monthly. Monthly principal payments commenced on October 1, 2018. The principal amortizes equally from the time of the draw to the maturity date. As of December 31, 2019, and June 30, 2020, we had $3.3 million, and $2.4 million outstanding under the 2018 Term Loan, respectively.

Advances under the Credit Facility are collateralized by all of our assets. The Credit Facility includes two financial covenants. One requires us to maintain a revenue growth rate of 110% each quarter compared to the same quarter in the prior year. The other covenant requires us to maintain a minimum of $10 million in cash plus available amounts under the Credit Facility. We were in compliance with all covenants as of June 30, 2020.

Amended and Restated Credit Facility

On February 28, 2020, we amended and restated our loan and security agreement (the “A&R Credit Facility”) with SVB. The A&R Credit Facility reduces the amount available under the Revolving Line by $5.0 million to $20.0 million. On September 30, 2020, the amount available under the Revolving Line will be reduced to $10.0 million. We accounted for this transaction as an extinguishment of debt pursuant to ASC 470-50. We recorded an immaterial loss on extinguishment during the six-month period ended June 30, 2020.

In conjunction with our entry into the A&R Credit Facility, our financial covenants were amended. We are required to maintain a revenue growth rate of 118% each quarter compared to the same quarter in the prior year. The other covenant requires us to maintain a minimum liquidity ratio of 1.5:1. The liquidity ratio is calculated as unrestricted and unencumbered cash plus sixty percent of net accounts receivable to balance outstanding under the Revolving Line. We were in compliance with all covenants as of June 30, 2020.

8. Debt (continued)

Mezzanine Facility Loan

On February 28, 2020, we entered into a mezzanine loan and security agreement (the “Mezzanine Facility”) with WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”) providing for a term loan of $10.0 million. The Mezzanine Facility maturity date is March 1, 2023. Our obligations under the Mezzanine Facility are secured by substantially all of our assets. The Mezzanine Facility contains restrictive covenants, including limits on additional indebtedness, liens, asset dispositions, dividends, investments, and distributions. Borrowings under the Mezzanine Facility bear interest at the greater of (i) 10.0% or (ii) the prime rate then effect plus 5.25%. Interest is calculated on the outstanding principal on a 360-day year basis, payable monthly. As of June 30, 2020, we had no balance outstanding under this agreement.

In connection with the Mezzanine Facility, we issued warrants to purchase up to 99 thousand shares of common stock with an exercise price of $9.21 per share with the warrants expiring on March 1, 2023. The warrant is currently exercisable for half of the shares and would become exercisable for the remaining half of the shares if we were to draw down under the Mezzanine Facility.

Upon issuance of the warrants, we recorded the fair value of the first tranche of warrants at $0.3 million. The value of the warrants issued was recorded as a discount on the carrying value of the debt instruments, which was amortized to interest expense over the life of the debt instruments as an adjustment to (increase in) the effective interest rate.

Debt fees

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount from the debt carrying amount and are being amortized to interest expense over the life of the debt. Interest expense related to debt discount amortization was not material for any of the periods presented. Net unamortized fees as of December 31, 2019 and June 30, 2020 amounted to $0.9 million, and $0.8 million, respectively.

Warrants

In connection with debt acquired prior to 2017, we issued warrants to purchase 254.7 thousand shares of common stock with a weighted-average exercise price of $4.20 per share. The exercise prices of the warrants range from $1.65 to $5.55 per share. Warrants to purchase 17.3 thousand shares of common stock expire on July 12, 2023, with the remainder expiring on September 30, 2024. The warrant holder may, at any time, exercise the warrants, in whole or in part, by delivering to us the original warrant, together with a duly executed notice of exercise and the exercise price.

Upon issuance of the warrants, we recorded the fair value of the warrants at $0.5 million. The value of the warrants issued was recorded as a discount on the carrying value of the debt instruments, which was amortized to interest expense over the life of the debt instruments as an adjustment to (increase in) the effective interest rate in prior years.

9. Stockholders’ equity (deficit)

Equity Incentive Plans – Stock Options

During the six months ended June 30, 2020, the Company granted an aggregate of 999 thousand shares of stock options, with a weighted average exercise price of $9.21 per share. The fair value of options granted before the closing of the IPO was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions (i) expected term of 6.0 years, (ii) expected volatility of 50%, (iii) risk-free interest rate .83% and (iv) expected dividend yield of 0%. The Company did not grant any shares during the three months ended June 30, 2020.

As of June 30, 2020, there was $9.88 million of unamortized stock-based compensation cost related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.92 years.

Restricted Stock Units

In May 2020, our board of directors granted an aggregate of 1,215,890 RSUs to officers and employees pursuant to the 2013 Plan with a per share fair value of $15.51. The RSUs vest and settle upon the satisfaction of both a service condition and a liquidity event condition. The service condition for the awards is satisfied over four years. The liquidity event condition is satisfied upon the occurrence of a qualifying event, defined as the effectiveness of an initial public offering or the consummation of a change of control transaction. Beginning with the satisfaction of the liquidity event condition, we expect to record

9. Stockholders’ equity (deficit) (continued)

share-based compensation expense for the RSUs using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the RSUs and over the remaining service periods. In aggregate, we expect to recognize approximately $19 million of expense related to the RSUs, prior to the impact of forfeitures, over a weighted-average requisite service period of approximately four years.

Stock-based compensation expense was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$81	$37	$154	$59
Sales and marketing	352	198	641	331
Research and development	330	158	634	229
General and administrative	381	428	741	797
Total stock-based compensation expense	$1,144	$821	$2,170	$1,416

Preferred stock

As of December 31, 2019 and June 30, 2020, the holders of preferred stock (“Series A Stock,” “Series B Stock,” “Series C Stock,” “Series D Stock,” “Series D-1 Stock,” “Series E Stock,” “Series E-1 Stock,” and “Series F Stock”) have various rights and preferences as follows:

(in thousands)	Shares authorized	Shares outstanding	Shares outstanding as converted to common stock	Liquidation amounts
Series A Stock	15,000	15,000	$5,000	$15,000
Series B Stock	10,611	10,611	3,537	20,116
Series C Stock	16,393	16,393	5,604	40,000
Series D Stock	14,451	14,451	5,082	50,000
Series D-1 Stock	1,445	1,445	508	5,000
Series E Stock	20,307	20,307	6,769	39,000
Series E-1 Stock	195	195	65	400
Series F Stock	23,628	23,628	7,877	68,662
Total Preferred Stock	102,030	102,030	34,442	$238,178

Dividends

Holders of Series F Stock are entitled to receive cumulative dividends. Dividends on shares of Series F Stock (the “Series F Dividend”) accrue on a daily basis and compound quarterly at a per annum rate of 10% of the Series F Stock original issue price of $2.7086 per share (the “Series F Original Issue Price”). Except for the limited instances identified in our currently effective amended and restated certificate of incorporation with respect to the Series F Stock, we have no obligation to pay any dividends, except when, as and if declared by the board of directors. No dividends on any share of other series of preferred stock or common stock can be paid until the full Series F Dividend then accrued has been paid in full. In the event that the holders of Series F Stock receive proceeds per share of Series F Stock as a result of any deemed liquidation event or any conversion to common stock at the option of the holder or a mandatory conversion event of at least: (a) $6.7715 per share of Series F Stock, then the Series F Dividend shall be reduced from 10% to 9% per annum effective as of the date of issuance, or (b) $8.1258, then the Series F Dividend shall be reduced from 10% to 8% per annum effective as of the date of issuance. As of December 31, 2019, we accrued $11.9 million of dividends for holders of our Series F Stock, or $0.50 per share. As of June 30, 2020 we accrued $15.5 million of dividends for holders of our Series F Stock or $0.66 per share. In connection with our initial public offering, the amount of dividends due to our holders of Series F Stock was adjusted to $12.8 million and was paid with proceeds from the offering.

9. Stockholders’ equity (deficit) (continued)

Holders of all other series of preferred stock are entitled to participate in dividends on common stock when, as and if declared by the board of directors, based on the number of shares of common stock held on an as-converted basis. From our inception through December 31, 2019, our board of directors had not declared any dividends.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, winding up or deemed liquidation event, the holders of each series of preferred stock are entitled to be paid out of our assets available for distribution to our stockholders before any payment shall be made to the holders of our common stock in the following order: (i) first, the holders of shares of Series F Stock, an amount equal to the Series F Original Issue Price, plus any dividends (other than the Series F Dividend) declared but unpaid, (ii) second, to the holders of Series E Stock and Series E-1 Stock, an amount equal to the Series E Stock original issue price of $1.9242 per share, plus any dividends declared but unpaid thereon, (iii) third, to the holders of Series D Stock and Series D-1 Stock, an amount equal to the Series D Stock original issue price of $3.46 per share, plus any dividends declared but unpaid thereon, (iv) fourth, to the holders of Series A Stock, Series B Stock and Series C Stock, pari passu amongst one another, an amount equal to the Series A Stock original issue price of $1.00 per share, Series B Stock original issue price of $1.8896 per share, and Series C Stock original issue price of $2.44 per share, respectively, in each case, plus any dividends declared but unpaid thereon, (v) fifth, any accrued but unpaid Series F Dividends, and (vi) to the holders of all other series of our preferred stock, pari passu among one another, in an amount equal to (A) the original issue price for such series of preferred stock times (B) 50%. Other than in connection with a deemed liquidation event, the preferred stock is not redeemable by us without the consent of the stockholders.

Conversion

Each share of preferred stock (other than the Series D-1 Stock and Series E-1 Stock, which are subject to restrictions regarding conversion) shall be convertible, at the option of the holder thereof, at any time, and without the payment of additional consideration by the holder thereof, into such number of fully paid shares of common stock as is determined by dividing the original issue price for such series of preferred stock by the applicable conversion price for such series of preferred stock in effect at the time of conversion. The Series A and Series B are mandatorily convertible upon the election of the holders of a majority of such shares voting together on an as converted to common stock basis. The Series C is mandatorily convertible upon the election of the holders of a majority of such shares. The Series D is mandatorily convertible upon the election of the holders of a majority of such shares. The Series E is mandatorily convertible upon the election of the holders of at least 60% of such shares. The Series F is mandatorily convertible upon the election of the holders of a majority of such shares. In addition, all shares of preferred stock (other than the Series D-1 Stock and Series E-1 Stock) are mandatorily convertible upon the sale of shares of common stock to the public in a firm commitment underwritten public offering of our common stock resulting in (a) at least $50 million in net proceeds (after the underwriting discount and commissions) to us and (b) a price per share that yields (including the payment of the Series F Dividend) an implied value per share of Series F Preferred Stock issued on the original issue date of the Series F of at least $4.0629 (such offering, a “Qualified IPO”). The conversion price per share applicable to: (i) the Series A Stock shall initially be equal to $1.00, (ii) the Series B Stock shall initially be equal to $1.8896, (iii) the Series C Stock shall initially be equal to $2.3793, (iv) the Series D Stock and Series D-1 Stock shall initially be equal to $3.2794, (v) the Series E Stock and Series E-1 Stock shall initially be equal to $1.9242, and (vi) the Series F Stock shall initially be equal to $2.7086. Additionally, upon a mandatory conversion, we shall pay to the holders of Series F Stock, an amount per share of Series F Stock equal to the Series F Dividend or a number of additional shares of non-voting common stock per share of Series F Stock equal to the Series F Dividend based on the price of the common stock in the Qualified IPO. No fractional common stock shall be issued upon conversion of Preferred Stock. The Series C Stock, Series D Stock, and Series D-1 Stock is currently convertible into common stock on a greater than one-to-one basis.

Voting

Holders of preferred stock are entitled to voting rights equal to holders of common stock, except for holders of Series D-1 Stock, Series E-1 Stock, and Series F Stock held by certain non-voting holders and except as otherwise provided in the amended and restated certificate of incorporation and our voting agreement with certain of our stockholders. The Series F Stock held by Special Situations Investing Group II, LLC will convert to voting shares upon sale or transfer to a third party. A majority of the outstanding shares of preferred stock is necessary for approving certain protective provisions in the amended and restated certificate of incorporation. In addition, the holders of each series of preferred stock have protective provisions which require approval from a majority of the outstanding shares of such series.

9. Stockholders’ equity (deficit) (continued)

Redemption

Series F Stockholders are allowed to request redemption of their shares on the earlier of: (i) the five-year anniversary of the original issue date of the Series F Stock or (ii) the consummation of an initial public offering of our capital stock that is not a Qualified IPO.

A merger or consolidation into another entity in which our stockholders own less than 50% of the voting stock of the surviving company or the sale, transfer or lease of substantially all of our assets shall be deemed a liquidation, dissolution or winding up, and, as a result, a redemption event. As a redemption event is outside of our control, all shares of preferred stock have been presented outside of permanent equity. We have also concluded that since the shares of preferred stock are not mandatorily redeemable, but rather are only contingently redeemable, and given that a redemption event is not certain to occur, the shares have not been accounted for as a liability in any of the periods presented.

10. Income taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits. The difference in the 21% U.S. statutory tax rate and the annual forecasted effective tax rate is primarily a result of the jurisdictional mix of earnings and losses as well as valuation allowances offsetting the benefit of forecasted losses in the U.S., Australia, and the United Kingdom. Forecasted tax expense is related to non-U.S. jurisdictions where we are profitable along with state income taxes.

The effective tax rates for the three months ended June 30, 2020 and 2019 were (0.04) % and (0.06) % respectively. The effective tax rates for the six months ended June 30, 2020 and 2019 were (0.16) % and (0.06) % respectively.

We file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions including Australia and the United Kingdom. We believe adequate provision has been made for all income tax uncertainties. We are not currently under audit in any filing jurisdiction. Fiscal years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject; although, carry forward attributes that were generated in tax years prior to fiscal year 2016 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.

11. Net loss per share

Net loss per share

Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. Holders of Series F preferred stock are entitled to receive cumulative dividends at the annual rate of 10% compounded quarterly payable prior and in preference to any dividends on any shares of our common stock, subject to certain adjustments as set forth in our certificate of incorporation. In the event a dividend is paid on common stock, the holders of preferred stock are entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). Accordingly, all of our outstanding series of preferred stock are considered to be participating securities. The holders of our preferred stock do not have a contractual obligation to share in our losses; therefore, no amount of total undistributed loss is allocated to preferred stock. Net loss attributable to common stockholders is calculated as net loss less current period preferred stock dividends.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because we have reported a net loss for 2018 and 2019, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

11. Net loss per share (continued)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three months ended June 30,		Six months ended June 30,
(Unaudited, in thousands)	2020	2019	2020	2019
Preferred stock as-converted	34,442	34,442	34,442	34,442
Stock options outstanding	9,267	9,476	9,267	9,476
Warrants to purchase common stock	369	364	369	364
Convertible debt	5,250	2,180	5,250	2,180
Total potentially dilutive securities	49,328	46,462	49,328	46,462

12. Subsequent events

Initial Public Offering

On July 24, 2020, we filed with the Secretary of State of the State of Delaware an amendment to our certificate of incorporation that effected a one-for-three reverse stock split of our common stock. All common stock share and per share information for all periods presented has been adjusted to reflect the reverse stock split. The amendment to our certificate of incorporation adjusted the amount of our authorized shares to: 205,000,000 shares of Series 1 common stock, 45,000,000 shares of Series 2 common stock, and 109,030,573 shares of preferred stock. The common stock has a par value of $0.0001 per share. On July 24, 2020, concurrently with the effectiveness of the reverse stock split, the conversion prices applicable to our preferred stock were adjusted proportionately in accordance with our certificate of incorporation.

On August 4, 2020, we completed our initial public offering (IPO), in which we issued and sold 7,877,500 shares of our Series 1 common stock, including 1,027,500 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. The IPO resulted in net proceeds of $175.8 million after deducting underwriting discounts and commissions. Existing stockholders sold an additional 2,495,000 shares of Series 1 common stock, including 325,435 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO. Expected expenses incurred by us for the IPO were approximately $3.9 million and will be recorded against stockholder’s equity.

Immediately prior to the closing of our IPO, we recognized the following transactions related to our preferred stock and 2017 and 2020 Convertible Term Loans:

•

the outstanding shares of our preferred stock, excluding the shares of Series F preferred stock issuable upon the conversion of the 2017 Convertible Term Loan and the exercise of the Purchase Right (described below), converted into an aggregate of 29,390,733 shares of Series 1 common stock and 5,050,555 shares of Series 2 common stock

•

the 2017 Convertible Term Loan converted into an aggregate of 6,170,316 shares of our Series F preferred stock, at a conversion price of $3.059 per share ($9.177 on an as-converted to common stock basis, giving effect to the one-for-three reverse stock split)

•

the exercise of the Purchase right associated with the 2017 Convertible Term Loan resulting in the purchase of 367,766 shares of our Series F preferred stock at a purchase price of $3.059 per share ($9.177 on an as-converted to common stock basis, giving effect to the one-for-three reverse stock split)

•

the Series F preferred stock issued as a result of the conversion of 2017 Convertible Term Loan and the exercise of the Purchase Right discussed above, automatically converted into 2,179,360 shares of Series 1 common stock

The 2020 Convertible Term Loan converted into and aggregate of 3,070,174 shares of our Series 1 common stock, at a conversion price of $11.40 per share.

The conversion of the 2017 Convertible Term Loan and 2020 Convertible Term Loan resulted in a $53.9 million reduction in the principal of our outstanding long-term debt.

With the proceeds of the IPO, we paid in full accumulated dividends on our previously outstanding shares of Series F preferred stock, which totaled approximately $12.8 million.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” and similar words or phrases. These forward-looking statements include statements concerning the following:

•	the impact of the COVID-19 pandemic and the associated economic uncertainty on us, our customers, and our partners, and our response thereto;

•	our expectations regarding our revenue, expenses, sales, and operations;

•	anticipated trends and challenges in our business and the markets in which we operate;

•	our ability to compete in our industry and innovation by our competitors;

•	our ability to anticipate market needs or develop new or enhanced services to meet those needs;

•	our ability to manage growth and to expand our infrastructure;

•	our ability to establish and maintain intellectual property rights;

•	our ability to manage expansion into international markets and new industries;

•	our ability to hire and retain key personnel;

•	our expectations regarding the use of proceeds from our initial public offering;

•	our ability to successfully identify, manage, and integrate any existing and potential acquisitions;

•	our ability to adapt to emerging regulatory developments, technological changes, and cybersecurity needs;

•	our anticipated cash needs and our estimates regarding our capital requirements and our need for additional financing; and

•	other statements described in this Quarterly Report on Form 10-Q under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Although we believe the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors,” as well as factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

If one or more of the factors affecting the expectations reflected in our forward-looking information and statements proves incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, we caution the reader not to place undue reliance on any forward-looking information or statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements only speak as of the date of this document, and we undertake no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.” See “Special Note Regarding Forward-Looking Statements.”

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. As of June 30, 2020, we served approximately 60,000 online stores across industries in approximately 150 countries.

We provide a comprehensive platform for launching and scaling an ecommerce operation, including store design, catalog management, hosting, checkout, order management, reporting, and pre-integration into third-party services like payments, shipping, and accounting. All our stores run on a single code base and share a global, multi-tenant architecture purpose built for security, high performance, and innovation. Our platform serves stores in a wide variety of sizes, product categories, and purchase types, including B2C and B2B. Our customers include Avery Dennison, Ben & Jerry’s, Burrow, SC Johnson, SkullCandy, Sony, and Woolrich.

We offer access to our platform on a subscription basis. We serve customers with subscription plans tailored to their size and feature needs. For our larger customers, our Enterprise plan offers our full feature set at a monthly subscription price tailored to each business. For SMBs, BigCommerce Essentials offers three retail plans: Standard, Plus, and Pro, priced at $29.95, $79.95, and $299.95 per month, respectively.

Since our founding, we have achieved several key milestones and implemented important strategic initiatives that impact our business today.

•	2009: BigCommerce launches in Sydney, Australia, with a simple, low-cost, all-in-one ecommerce solution, delivered through the cloud, targeting the SMB segment.
•	2010: BigCommerce’s customer base reaches 10,000 online stores.
•	2011–2014: Headquarters relocate to Austin, Texas. We raise private capital in a series of investment rounds to fund growth from investors including General Catalyst, Revolution Growth, and Softbank.
•

2015: Brent Bellm joins as president and chief executive officer. New executive team expands focus to mid-market and large enterprise customer segments, investing significantly in research and development over the subsequent five-year period.

•

2016–2018: BigCommerce raises additional rounds of private capital from investors including GGV Capital and Goldman Sachs. Using an “open SaaS” strategy, we expand our ecosystem of technology and service partners that offer complementary capabilities such as payments, shipping, marketing, and accounting. ARR surpasses $100 million.

•

2019: BigCommerce expands go-to-market teams in Europe and Australia, launches a presence in Asia, and scales engineering capacity in Kyiv, Ukraine. We reach approximately 60,000 stores. Our “headless” commerce capabilities gain traction across a wide range of leading CMSs and progressive web application frameworks.

Our business has experienced strong growth. Our ARR reached $128.5 million as of December 31, 2019, and $151.8 million as of June 30, 2020. Our ARR growth rate increased from 22.3% in 2018 to 25.8% in 2019 and from 25.1% for the three months ended June 30, 2019 to 33.3% for the three months ended June 30, 2020. Our revenue increased to $112.1 million in 2019. Our revenue growth rate increased from 22.0% in 2019 to 33.0% in the three months ended June 30, 2020. During the six months ended June 30, 2020 and 2019, our revenue was $69.5 million and $52.8 million, respectively. Our gross margin was 75.9% in 2019, and 78.0% and 77.0% for the six months ended June 30, 2020 and 2019, respectively. We had net losses of $42.6 million in 2019, and $12.5 million and $21.6 million in the six months ended June 30, 2020 and 2019, respectively.

In addition, as a result of the global travel restrictions and stay-at-home or similar orders in effect due to the COVID-19 pandemic, our sales and marketing, research and development, and general and administrative expenses declined as a percentage of revenue in the first quarter of 2020. We expect these percentages to return to historical levels as these restrictions are lifted.

On August 4, 2020, we completed our IPO, in which we issued and sold 7,877,500 shares of our Series 1 common stock, including 1,027,500 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. The IPO resulted in net proceeds of $175.8 million after deducting underwriting discounts and commissions. Expected expenses incurred by us for the IPO were approximately $3.9 million and will be recorded against stockholders’ equity. An additional result of the IPO was the conversion of our 2017 and 2020 Term Loans to Series 1 Common Stock resulting in a $53.9 million reduction in the principal of our outstanding long-term debt.

Key factors affecting our performance

We believe our future performance will depend on many factors, including the following:

Continued growth of ecommerce domestically and globally

Ecommerce is rapidly transforming global B2C and B2B commerce. B2C ecommerce was nonexistent in the early-1990s and grew to approximately 10% of all global retail spending in 2017, according to eMarketer. eMarketer estimates that it will take just six years for this percentage to more than double to 21% of global retail spending in 2023. The rapid growth in ecommerce is prompting companies to adopt ecommerce platforms like BigCommerce to create compelling branded ecommerce stores and power cross-channel connections to online marketplaces, social networks, and offline POS systems.

We believe we have a substantial opportunity to serve a larger number of customers as ecommerce continues to grow around the world by extending into new and emerging segments within ecommerce. The following segments are significant areas of potential growth and strategic focus for us:

•

Headless commerce. This refers to businesses whose technology strategy is to decouple their front-end customer experience technology from their back-end commerce platform. In terms of online strategy, these companies are typically brand-, marketing-, or experience-led. We serve headless use cases better than most of our competitors due to years of investment in our platform APIs and integration capabilities. Pre-built integrations connect our platform with leading CMSs such as Acquia, Adobe, Bloomreach, Drupal, Sitecore, and WordPress.

•

B2B. As of December 31, 2019, approximately 10% of our customers use BigCommerce primarily for B2B sales. In many cases, these customers’ needs are met using our native functionality, including B2B features like customer groups and price lists. In other cases, these customers complement BigCommerce with purpose-built B2B extensions and applications in the BigCommerce Apps Marketplace. Over time, we intend to add more B2B functionality to both the BigCommerce Apps Marketplace and our native feature set.

•

Large enterprise. Increasingly, we are successfully competing for large enterprise sites selling more than $50 million annually online, with our Enterprise plan product feature set, along with our sales, marketing, solutioning, and service capabilities.

Efficient acquisition of new customers

The growth of our customer base is important to our continued revenue growth. We believe we are positioned to grow significantly through a combination of our own marketing and sales initiatives, customer referrals from our agency and technology partners, and word-of-mouth referrals from existing customers.

We measure the efficiency of new customer acquisition by comparing the lifetime value (“LTV”) of newly-acquired customers to the customer acquisition costs (“CAC”) of the associated time period to get an “LTV:CAC ratio.” We calculate LTV as gross profit from new sales during the four quarters of any given year divided by the estimated future subscription churn rate. We calculate CAC as total sales and marketing expense incurred during the associated preceding four quarters.

Retention and growth of our existing customers

We believe our long-term revenue growth is correlated with the growth of our existing customers’ ecommerce businesses. We strive to maintain industry-leading service levels and platform capabilities to maximize customer success and retention. Our revenue grows with that of our customers. As they generate more online sales, we generate more subscription revenue through automated sales-based upgrades on our Essentials plans and order adjustments on our Enterprise plans. Typical enterprise contracts have terms ranging from 12 to 36 months and do not include the ability to terminate for convenience. As our customers’ online sales increase, our partner and services revenue generated by revenue-sharing agreements with our strategic technology partners increases as well. Our ability to retain and grow our customers’ ecommerce businesses often depends on the continued expansion of our platform and the capabilities of our strategic technology partners to provide revenue generating services to our customers. We continually evaluate prospective and existing partners’ abilities to enhance the capabilities of our customers’ ecommerce businesses. We add new partners and expand existing partner relationships to enhance the utility of our platform, while creating new opportunities to expand our revenue share in partner and services revenue. As we continue to grow as a platform, we believe our ability to realize more favorable and expansive revenue share agreements will grow as well. We also grow by selling additional stores to existing customers. Our larger customers will often first use our platform to build a single online store that serves a single brand within their portfolio. These customers can then expand their usage of our platform by launching additional stores to serve additional brands, geographies, or use cases (e.g., B2B in addition to B2C).

Successful rollout of new geographies

We believe our platform can compete successfully around the world. We enhance self-serve usability in new geographies by translating our control panel into local languages and enabling the integration of local payment processors. We support the growth of mid-market and large enterprise customers around the world by expanding our regional sales and marketing capabilities. We opened our first European office in London, UK in 2018 and expanded it throughout 2019, resulting in a 20% revenue growth rate in 2019 in EMEA. Similarly, we launched our first local sales presence in Singapore in early 2019 and expanded our existing sales and marketing team in Sydney, Australia, resulting in an 28% revenue growth rate in 2019 in APAC. We plan to add local sales support in further select international markets over time. In addition, in select markets like China, we are developing relationships with strategic agency partners in lieu of having a direct local employee presence.

Evolution of our technology partner ecosystem

A key part of our strategy is to build a thriving technology partner ecosystem. We focus on collaborating with, not competing against, partners in our ecosystems. This strategy contrasts with our largest competitors, who operate software stacks with multiple vertically integrated adjacent services that potentially compete with offerings from technology partners in their ecosystems. Our customers benefit from the expertise and best-of-breed offerings of our partners, the flexibility to choose without penalty the best offerings for their needs, and the tailored programs developed with our strategic partners. Through significant investment, we have developed a marketplace of integrated application and technology solutions that is one of the largest of any ecommerce platform. Our partners currently offer more than 600 pre-built applications and integrations spanning major categories relevant to ecommerce, including shipping, tax, accounting and ERP, marketing, fulfillment, cross-channel commerce, and POS systems, with additional applications and integrations for merchandising, locations, and payments under development. We intend to grow partner-sourced revenue by expanding the value and scope of existing partnerships, selling and marketing partner solutions to our customer base, and acquiring and cultivating new, high-value relationships. Partner referrals of customers are increasingly becoming an efficient customer acquisition strategy for us as we expand our programs for cross-marketing and cross-selling with our partners.

Realizing operating leverage from our investments

We have made significant investments in our SaaS platform and our global infrastructure, which we believe will yield future operating leverage and profit margin expansion. Research and development has historically been one of our largest operating expense categories. By opening and expanding a lower-cost engineering center in Kyiv, Ukraine, we are increasing development capacity while also driving leverage in engineering cost as a percentage of total revenue. In addition, we believe we will achieve operating leverage in marketing by continuing to emphasize lower-cost inbound techniques and growth in customer referrals from our technology and agency partners. We believe we will be able to run our business more efficiently as we continue to grow our revenue and gain further operating scale.

Duration and durability of COVID-19’s impact on partner and services revenue

Ecommerce sales in our major markets have increased significantly due to the widespread closure of physical stores and behavioral changes associated with social distancing. This increase in sales has bolstered our partner and services revenue, driven predominantly by increases in our partner revenue share streams. We anticipate that our performance will be affected by the duration of COVID-19’s impact on physical stores and consumer preferences and the resulting increase in ecommerce sales. Additionally, we expect the widespread availability of treatment options to impact the trend toward ecommerce, which, in turn, may have a significant impact on our performance. We believe we are well-positioned to continue to benefit from the macro-economic shift to ecommerce that COVID-19 has accelerated, but revenue may be more variable in the near-term as a result.

Key business metrics

We review the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue.

Annual revenue run-rate

We calculate annual revenue run-rate (“ARR”) at the end of each month as the sum of: (1) the product of the current month’s monthly recurring revenue (“MRR”) multiplied by twelve (to prospectively annualize subscription revenue), and (2) the trailing twelve-month partner and services revenue, including non-recurring services revenue, such as one-time partner integration fees and store-launch services. MRR includes BigCommerce platform subscription fees and invoiced growth adjustments as customers’ businesses grow past contracted order thresholds after a threshold has been met. It also includes recurring professional services revenue, such as recurring technical account management services and product training services.

Accounts with greater than $2,000 ACV

We track the total number of accounts with annual contract value (“ACV”) greater than $2,000 (the “ACV threshold”) as of the end of a monthly billing period. To define this $2,000 ACV cohort, we include only subscription plan revenue and exclude partner and services revenue and recurring services revenue. We consider all stores added and subtracted as of the end of the monthly billing period. This metric includes accounts that may have either one single store above the ACV threshold or multiple stores that together exceed the ACV threshold. Accordingly, this cohort would include: (1) customers on Enterprise plans, (2) customers on Pro plans, and (3) customers with multiple plans that together exceed the ACV threshold. As of June 30, 2020, accounts above the ACV threshold represented 80% of our ARR, up from 76% as of June 30, 2020.

Average revenue per account

We calculate average revenue per account (“ARPA”) for accounts above the ACV threshold at the end of a period by including customer-billed revenue and an allocation of partner and services revenue. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of March 31, 2019 includes all subscription solutions and professional services billed between January 1, 2019 and March 31, 2019. We allocate partner revenue primarily based on each customer’s share of GMV processed through that partner’s solution. For partner revenue that is not directly linked to customer usage of a partner’s solution, we allocate such revenue based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality. As of June 30, 2020, the ARPA for accounts above the ACV threshold was $12,936, up 29% from $10,002 as of June 30, 2019.

Net revenue retention

We use net revenue retention (“NRR”) to evaluate our ability to maintain and expand our revenue with our account base of customers exceeding the ACV threshold over time. The total billings and allocated partner revenue for the measured period are divided by the total billings and allocated partner revenue for such accounts, corresponding period one year prior. An NRR greater than 100% implies positive net revenue retention. This methodology includes stores added to or subtracted from an account’s subscription during the previous twelve months. It also includes changes to subscription and partner and services revenue billings, and revenue reductions from stores or accounts that leave the platform during the previous one-year period. Net new accounts added after the previous one-year period are excluded in our NRR calculations. NRR for accounts with ACV greater than $2,000 was 108% and 106% for 2018 and 2019, respectively. We update our reported NRR at the end of each fiscal year and do not report quarterly changes in NRR.

The chart below illustrates certain of our key business metrics as of or for the three months ended for each of the dates presented, as applicable.

	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
ARR (in thousands)	$114,826	$121,346	$128,522	$137,080	$151,814
Accounts with ACV greater than $2,000	8,737	8,918	9,090	8,988	9,378
% of ARR attributable to accounts with ACV greater than $2,000	76%	77%	78%	79%	80%
ARPA attributable to accounts with ACV greater than $2,000	$10,002	$10,512	$11,098	$12,094	$12,936

Enterprise accounts

In addition to tracking our key business metrics identified above, we periodically measure ARR for accounts with at least one unique Enterprise plan subscription (“enterprise accounts”). These accounts may have more than one Enterprise plan or a combination of Enterprise plans and Essentials plans. Enterprise account ARR grew 44% to $66.7 million in 2019 and represented 52% of ARR as of December 31, 2019. As of June 30, 2020, enterprise account ARR grew 44% year-over-year to $79.8 million, up from $55.3 million as of June 30, 2019. Enterprise accounts represented 53% and 48% of ARR as of June 30, 2020 and 2019, respectively.

Components of results of operations

Revenue

We generate revenue from two sources: (1) subscription solutions revenue and (2) partner and services revenue.

Subscription solutions revenue consists primarily of platform subscription fees from all plans. It also includes recurring professional services and sales of SSL certificates. Subscription solutions are charged monthly, quarterly, or annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Our Enterprise plan contracts are generally for a fixed term of one to three years and are non-cancelable. Our retail plans are generally month-to-month contracts. Monthly subscription fees for Pro and Enterprise plans are adjusted if a customer’s GMV or orders processed are outside of specified plan thresholds on a trailing twelve-month basis. Fixed monthly fees and any transaction charges related to subscription solutions are recognized as revenue in the month they are earned.

We generate partner revenue from our technology application ecosystem. Customers tailor their stores to meet their feature needs by integrating applications developed by our strategic technology partners. We enter into contracts with our strategic technology partners that are generally for one year or longer. We generate revenue from these contracts in three ways: (1) revenue-sharing arrangements, (2) technology integrations, and (3) partner marketing and promotion. We recognize revenue on a net basis from revenue-sharing arrangements when the underlying transaction occurs.

We also generate revenue from non-recurring professional services that we provide to complement the capabilities of our customers and their agency partners. Our services help improve customers’ time-to-market and the success of their businesses using BigCommerce. Our non-recurring services include education packages, launch services, solutions architecting, implementation consulting, and catalog transfer services.

Cost of revenue

Cost of revenue consists primarily of: (1) personnel-related costs (including stock-based compensation expense) for our customer success teams, (2) costs that are directly related to hosting and maintaining our platform, (3) fees for processing customer payments, and (4) the allocation of overhead costs. We expect that cost of revenue will increase in absolute dollars, but may fluctuate as a percentage of total revenue from period to period.

Sales and marketing

Sales and marketing expenses consist primarily of: (1) personnel-related expenses (including stock-based compensation expense), (2) sales commissions, (3) marketing programs, (4) travel-related expenses, and (5) allocated overhead costs. We focus our sales and marketing efforts on creating sales leads and establishing and promoting our brand. We plan to increase our investment in sales and marketing by hiring additional sales and marketing personnel, executing our go-to-market strategy globally, and building our brand awareness. Incremental sales commissions for new customer contracts are deferred and amortized ratably over the estimated period of our relationship with such customers. No incremental sales commissions are incurred on renewals of customer contracts. We expect our sales and marketing expenses will increase in absolute dollars, but will decrease as a percentage of total revenue over time.

Research and development

Research and development expenses consist primarily of personnel-related expenses (including stock-based compensation expense) incurred in maintaining and developing enhancements to our ecommerce platform and allocated overhead costs. To date, software development costs eligible for capitalization have not been significant.

We believe delivering new functionality is critical to attracting new customers and enhancing the success of existing customers. We expect to continue to make substantial investments in research and development. We expect our research and development expenses to increase in absolute dollars, but decrease as a percentage of total revenue over time, as we continue to leverage and expand our lower-cost engineering center in Kyiv, Ukraine. We expense research and development expenses as incurred.

General and administrative

General and administrative expenses consist primarily of: (1) personnel-related expenses (including stock-based compensation expense) for finance, legal and compliance, human resources, and IT, (2) external professional services, and (3) allocated overhead costs. We expect to incur additional general and administrative expenses as a result of operating as a public company. We also expect to increase the size of our general and administrative functions to support the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

Other expenses, net

Other expenses, net consists primarily of interest expense on our bank borrowings partially offset by interest income on corporate funds invested in money market instruments and highly liquid short-term investments.

Provision for income taxes

Provision for income taxes consists primarily of income taxes related to certain foreign and state jurisdictions in which we conduct business. For U.S. federal income tax purposes and in certain foreign and state jurisdictions, we have NOL carryforwards. The foreign jurisdictions in which we operate have different statutory tax rates than those of the United States. Additionally, certain of our foreign earnings may also be currently taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, applicability of any valuation allowances, and changes in tax laws in jurisdictions in which we operate.

Results of operations

The following table sets forth our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$36,316	$27,235	$69,490	$52,819
Cost of revenue (1)	7,837	6,227	15,317	12,152
Gross profit	28,479	21,008	54,173	40,667
Operating expenses:
Sales and marketing (1)	16,803	15,963	32,565	30,099
Research and development (1)	11,345	10,468	22,266	21,300
General and administrative (1)	7,714	5,222	14,180	10,221
Total operating expenses	35,862	31,653	69,011	61,620
Loss from operations	(7,383)	(10,645)	(14,838)	(20,953)
Interest income	17	86	18	241
Interest expense	(1,152)	(410)	(1,914)	(770)
Change in fair value of financial instrument	—	—	4,413	—
Other expense	40	(56)	(163)	(77)
Loss before provision for income taxes	(8,478)	(11,025)	(12,484)	(21,559)
Provision for income taxes	3	7	20	14
Net loss	$(8,481)	$(11,032)	$(12,504)	$(21,573)

(1)	Includes stock-based compensation expense as follows:
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$81	$37	$154	$59
Sales and marketing	352	198	641	331
Research and development	330	158	634	229
General and administrative	381	428	741	797
Total stock-based compensation expense	$1,144	$821	$2,170	$1,416

Revenue by geographic region

The composition of our revenue by geographic region during the three and six months ended June 2020 and 2019 were as follows:

	Three months ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Americas – U.S.	$28,883	$22,225	$6,658	30.0	$55,616	$43,180	$12,436	28.8
Americas – other	1,305	904	401	44.4	2,405	1,773	632	35.6
EMEA	2,871	1,739	1,132	65.1	5,313	3,361	1,952	58.1
APAC	3,257	2,367	890	37.6	6,156	4,505	1,651	36.6
Total Revenue	$36,316	$27,235	$9,081	33.3	$69,490	$52,819	$16,671	31.6

Adjusted EBITDA

In addition to our consolidated statements of operations data as determined in accordance with GAAP, we believe the following non-GAAP measure is useful in evaluating our business performance.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Adjusted EBITDA	$(5,428)	$(9,297)	$(11,153)	$(18,498)

	As of June 30,	As of December 31,
	2020	2019
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$25,390	$7,795
Working capital (1)	18,225	(2,243)
Total assets	79,617	56,064
Total liabilities	122,671	89,613
Convertible preferred stock	227,452	223,754
Total stockholders' (deficit) equity	(270,506)	(257,303)

(1)	We define working capital as current assets less current liabilities.

Non-GAAP financial measures

To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we have presented in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similarly titled measures presented by other companies.

We define Adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of financial instruments, and our provision for income taxes. The most directly comparable GAAP measure is net loss. We monitor and have presented in this Quarterly Report on Form 10-Q Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. In particular, we believe excluding the impact of these expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts, and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net loss, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Some of these limitations are:

•	Adjusted EBITDA excludes stock-based compensation expense as it has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business;

•	Adjusted EBITDA excludes depreciation and amortization expense and, although this is a non-cash expense, the assets being depreciated and amortized may have to be replaced in the future;

•	Adjusted EBITDA does not reflect the cash requirements necessary to service interest on our debt which affects the cash available to us;

•	Adjusted EBITDA does not reflect the monies earned from our investments since it does not reflect our core operations;

•	Adjusted EBITDA does not reflect change in fair value of financial instruments including derivatives since it does not reflect our core operations and is a non-cash expense;

•	Adjusted EBITDA does not reflect income tax expense that affects cash available to us; and

•

the expenses and other items that we exclude in our calculations of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results.

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Reconciliation of net loss to Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net loss	$(8,481)	$(11,032)	$(12,504)	$(21,573)
Stock-based compensation expense	1,144	821	2,170	1,416
Depreciation and amortization	771	583	1,678	1,116
Interest income	(17)	(86)	(18)	(241)
Interest expense	1,152	410	1,914	770
Change in fair value of financial instrument	—	—	(4,413)	—
Provision for income taxes	3	7	20	14
Adjusted EBITDA	$(5,428)	$(9,297)	$(11,153)	$(18,498)

Comparison of the three and six months ended June 30, 2020 and June 30, 2019

Revenue

The components of our revenue during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Revenue
Subscription solutions	$23,943	$20,137	$3,806	18.9%	$47,496	$39,384	$8,112	20.6%
Partner and services	12,373	7,098	5,275	74.3%	21,994	13,435	8,559	63.7%
Total revenue	$36,316	$27,235	$9,081	33.3%	$69,490	$52,819	$16,671	31.6%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Revenue increased $9.1 million, or 33.3%, to $36.3 million for the three months ended June 30, 2020 from $27.2 million for the three months ended June 30, 2019, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $3.8 million, or 18.9%, to $23.9 million for the three months ended June 30, 2020 from $20.1 million for the three months ended June 30, 2019, primarily due to growth in subscription sales. Partner and services revenue increased $5.3 million, or 74.3%, to $12.4 million for the three months ended June 30, 2020 from $7.1 million for the three months ended June 30, 2019, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Revenue increased $16.7 million, or 31.6%, to $69.5 million for the six months ended June 30, 2020 from $52.8 million for the six months ended June 30, 2019, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $8.1 million, or 20.6%, to $47.5 million for the six months ended June 30, 2020 from $39.4 million for the six months ended June 30, 2019, primarily due to growth in subscription sales. Partner and services revenue increased $8.6 million, or 63.7%, to $22.0 million for the six months ended June 30, 2020 from $13.4 million for the six months ended June 30, 2019, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Cost of revenue, gross profit, and gross margin

Cost of revenue, gross profit, and gross margin during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$7,837	$6,227	$1,610	25.9	$15,317	$12,152	$3,165	26.0
Gross profit	$28,479	$21,008	$7,471	35.6	$54,173	$40,667	$13,506	33.2
Gross margin	78.4%	77.1%			78.0%	77.0%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Cost of revenue increased $1.6 million, or 25.9%, to $7.8 million for the three months ended June 30, 2020 from $6.2 million for the three months ended June 30, 2019, primarily as a result of higher hosting costs resulting from increased transactions processed of $0.7 million and higher personnel costs, including stock-based compensation expense amounting to $0.9 million. Gross margin increased to 78.4% during the three months ended June 30, 2020 from 77.1% during the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Cost of revenue increased $3.2 million, or 26.0%, to $15.3 million for the six months ended June 30, 2020 from $12.1 million for the six months ended June 30, 2019, primarily as a result of higher hosting costs resulting from increased transactions processed of $1.1 million and higher personnel costs, including stock-based compensation expense amounting to $1.6 million. Gross margin increased to 78.0% during the six months ended June 30, 2020 from 77.0% during the six months ended June 30, 2019.

Operating expenses

Sales and marketing

Sales and marketing expenses during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$16,803	$15,963	$840	5.3	$32,565	$30,099	$2,466	8.2
Percentage of revenue	46.3%	58.6%			46.9%	57.0%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Sales and marketing expenses increased $.8 million, or 5.3%, to $16.8 million for the three months ended June 30, 2020 from $16.0 million for the three months ended June 30, 2019, primarily due to higher staffing costs, including stock-based compensation expense of $1.7 million offset by a reduction in travel and other event related expenditures of $0.9 million. As a percentage of total revenue, sales and marketing expenses decreased to 46.3% during the three months ended June 30, 2020 from 58.6% during the three months ended June 30, 2019, primarily due to increased operating leverage from revenue growth.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Sales and marketing expenses increased $2.5 million, or 8.2%, to $32.6 million for the six months ended June 30, 2020 from $30.1 million for the six months ended June 30, 2019, primarily due to higher staffing costs, including stock-based compensation expense of $2.7 million offset by a reduction in travel related expenditures of $0.4 million. As a percentage of total revenue, sales and marketing expenses decreased to 46.9% during the six months ended June 30, 2020 from 57.0% during the six months ended June 30, 2019, primarily due to increased operating leverage from revenue growth.

Research and development

Research and development expenses during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$11,345	$10,468	$877	8.4	$22,266	$21,300	$966	4.5
Percentage of revenue	31.2%	38.4%			32.0%	40.3%

Research and development expenses were relatively unchanged in absolute dollars from period to period but declined as a percentage of revenue. This decline reflects our leverage of previous enhancements to our platform capabilities and prior development of new product offerings. By opening and expanding an engineering center in Kyiv, Ukraine in 2019, we increased our lower-cost development capacity driving leverage in research and development spend as a percentage of revenue.

General and administrative

General and administrative expenses during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$7,714	$5,222	$2,492	47.7	$14,180	$10,221	$3,959	38.7
Percentage of revenue	21.2%	19.2%			20.4%	19.4%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. General and administrative expenses increased $2.5 million, or 47.7%, to $7.7 million for the three months ended June 30, 2020 from $5.2 million for the three months ended June 30, 2019. The increase was primarily due to increased staffing and fees associated with preparation for our initial public offering amounting to $2.1 million.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. General and administrative expenses increased $4.0 million, or 38.7%, to $14.2 million for the six months ended June 30, 2020 from $10.2 million for the six months ended June 30, 2019. The increase was primarily due to increased staffing and fees associated with preparation for our initial public offering amounting to $3.3 million.

Interest income

Interest income was insignificant for the three and six-month periods ended June 30, 2020 and 2019.

Interest expense

Interest expense increased $0.7 million, or 181.0%, to $1.1 million for the three months ended June 30, 2020 from $0.4 million for the three months ended June 30, 2019, and increased $1.1 million, or 148.6%, to $1.9 million for the six months ended June 30, 2020 from $0.8 million for the six months ended June 30, 2019, primarily as a result of increased bank borrowings used to fund operations.

Change in fair value of financial instrument

The increase of $4.4 million in the fair value of financial instrument in the six months ended June 30, 2020 was the result of a decrease in fair value of the embedded lenders’ put option on our 2020 Convertible Term Loan.

Other expense

Other expense was insignificant for the three and six-month periods ended June 30, 2020 and 2019.

Provision for income taxes

Our provision for income taxes was insignificant in the three and six months ended June 30, 2020 and 2019.

Liquidity and capital resources

We have incurred losses since our inception. Our operations have been financed primarily through net proceeds from the sale of convertible preferred stock and borrowings under our debt instruments. As of June 30, 2020, we had an accumulated deficit of $291.1 million, working capital of $18.2 million, $26.5 million in cash and cash equivalents and restricted cash, and no availability under our A&R Credit Facility.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, the timing of new product introductions, and the impact of the COVID-19 pandemic on the global economy and our business, financial condition, and results of operations. As the impact of the COVID-19 pandemic on the global economy and our operations evolves, we will continue to assess our liquidity needs.

On August 4, 2020, we completed our IPO, in which we issued and sold 7,877,500 shares of our Series 1 common stock, including 1,027,500 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. The IPO resulted in net proceeds of $175.8 million after deducting underwriting discounts and commissions. Expected expenses incurred by us for the IPO were approximately $3.9 million and will be recorded against stockholders’ equity. An additional result of the IPO was the conversion of our 2017 and 2020 Term Loans to Series 1 Common Stock resulting in a $53.9 million reduction in the principal of our outstanding long-term debt.

We believe that our existing cash and cash equivalents, our cash flows from operating activities, and our borrowing capacity under our credit facilities will be sufficient to meet our working capital and capital expenditure needs and debt service obligations for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net cash used in operating activities	$(7,004)	$(10,032)	$(16,994)	$(21,158)
Net cash (used in) provided by investing activities	$(448)	$8,390	$(1,045)	$19,381
Net cash (used in) provided by financing activities	$(149)	$(560)	$35,400	$2,824
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,601)	$(2,202)	$17,361	$1,047

As of June 30, 2020, we had $26.5 million in cash, cash equivalents, and restricted cash, an increase of $11.6 million compared to $14.9 million as of June 30, 2019. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Restricted cash consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. We maintain cash account balances in excess of FDIC-insured limits.

Operating activities

Net cash used in operating activities for the three months ended June 30, 2020 and 2019 was $7.0 million and $10.0 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, debt discount amortization, bad debt expense, and the effect of changes in working capital.

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 was $17.0 million and $21.2 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, debt discount amortization, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the three months ended June 30, 2020 was $0.4 million. It consisted primarily of purchases of property and equipment of $0.4 million.

Net cash provided by investing activities during the three months ended June 30, 2019 was $8.4 million. It consisted primarily of purchases of property and equipment of $2.9 million, partially offset by proceeds from the maturities and sale of marketable securities of $11.3 million.

Net cash used in investing activities during the six months ended June 30, 2020 was $1.0 million. It consisted primarily of purchases of property and equipment of $1.0 million.

Net cash provided by investing activities during the six months ended June 30, 2019 was $19.4 million. It consisted primarily of purchases of property and equipment of $4.1 million, offset by proceeds from the maturities and sale of marketable securities of $23.5 million.

Financing activities

Net cash used in financing activities during the three months ended June 30, 2020 and 2019 was $0.1 million and $0.6 million, respectively. In the three months ended June 30, 2020, the issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $0.5 million, partially offset by debt repayments of $0.6 million. In the three months ended June 30, 2019, bank borrowings provided $.09 million, and issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $0.04 million, partially offset by debt repayments of $0.5 million.

Net cash provided by financing activities during the six months ended June 30, 2020 and 2019 was $35.4 million and $2.8 million, respectively. In the six months ended June 30, 2020, bank borrowings provided $40.7 million and issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $0.9 million, partially offset by debt repayments of $6.2 million. In the six months ended June 30, 2019, bank borrowings provided $3.7 million, and issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $0.2 million, partially offset by debt repayments of $1.0 million.

Indebtedness

Credit facility

On October 27, 2017, we entered into our Credit Facility with SVB, which we subsequently amended in August 2018 and June 2019. The Credit Facility provided a $25.0 million revolving line of credit with a maturity date of October 27, 2021 (the “Revolving Line”), a $5.0 million term loan with a maturity date of September 1, 2021 (the “2018 Term Loan”), and an undrawn $5.0 million term loan.

In February 2020, we entered into the A&R Credit Facility, which amended and restated the Credit Facility. Among other amendments, the A&R Credit Facility reduced the amount available under the Revolving Line by $5.0 million to $20.0 million, effective concurrent with the funding of the 2020 Convertible Term Loan. The Revolving Line will be further reduced to $10.0 million on September 30, 2020. As of June 30, 2020, we had $20.0 million outstanding under the Revolving Line and $2.4 million outstanding under the 2018 Term Loan, respectively. We were in compliance with all A&R Credit Facility covenants as of June 30, 2020. Our obligations under the A&R Credit Facility are secured by substantially all of our assets.

The A&R Credit Facility contains various covenants, which include: (1) a minimum recurring revenue covenant, (2) a minimum liquidity covenant, (3) a covenant limiting our ability to incur additional indebtedness, and (4) a covenant limiting our ability to dispose of assets. The A&R Credit Facility also contains other specifically-defined restrictions on our activities, including a restricted payment covenant that limits dividends, investments, and certain distributions.

Borrowings under the Revolving Line bear interest at the greater of the prime rate then in effect or 3.25%. Borrowings under the 2018 Term Loan bear interest at the prime rate plus 0.25%. Interest under the A&R Credit Facility is calculated on a 360-day year basis and is payable monthly. The weighted-average interest rate was 5.3% and 3.3% for the Revolving Line during the year ended December 31, 2019 and the six months ended June 30, 2020, respectively. The weighted-average interest rate was 5.3% and 3.9% for the 2018 Term Loan, during the year ended December 31, 2019 and six months ended June 30, 2020, respectively. The A&R Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate of 0.25% per annum on the daily undrawn balance of the Revolving Line.

2017 Convertible Term Loan

On October 27, 2017, we entered into a contingent convertible debt agreement (the “2017 Convertible Term Loan”) with SVB providing for a term loan of $20.0 million. The 2017 Convertible Term Loan maturity date is October 27, 2022. Our obligations under the 2017 Convertible Term Loan are secured by substantially all of our assets.

The 2017 Convertible Term Loan provides the option to convert the outstanding principal, plus accrued and unpaid interest, into shares of our Series F preferred stock at a conversion price of $3.059 per share. The 2017 Convertible Term Loan also provides lenders the right to purchase Series F preferred stock at $3.059 per share in an aggregate amount of principal previously repaid (the “Purchase Right”).

The 2017 Convertible Term Loan contains restrictive covenants, including limits on additional indebtedness, liens, asset dispositions, dividends, investments, and distributions. We were in compliance with all covenants under the 2017 Convertible Term Loan as of December 31, 2019 and June 30, 2020.

The interest rate for the 2017 Convertible Term Loan is the prime rate then in effect plus a margin of: (a) 2.0% prior to January 1, 2021; (b) 4.0% from January 1, 2021 and prior to January 1, 2022; and (c) 6.0% from and after January 1, 2022. Interest is calculated on the outstanding principal on a 360-day year basis, payable monthly. The weighted-average interest rate was 5.4% and 5.6% for the 2017 Convertible Term Loan during the year ended December 31, 2019 and the six months ended June 30, 2020, respectively. The 2017 Convertible Term Loan is subject to customary fees for loan facilities of this type. As of June 30, 2020, we had $18.9 million outstanding under the 2017 Convertible Term Loan.

2020 Convertible Term Loan

On February 28, 2020, we entered into a contingent convertible debt agreement (the “2020 Convertible Term Loan”) with SVB pursuant to which we borrowed a term loan of $35.0 million. The 2020 Convertible Term Loan maturity date is February 28, 2025. Our obligations under the 2020 Convertible Term Loan are secured by substantially all of our assets.

The 2020 Convertible Term Loan provides the option to convert the outstanding principal, plus accrued and unpaid interest, into shares of our common stock at a conversion price of $3.80 per share. In addition to the conversion shares on the outstanding principal, the 2020 Convertible Term Loan requires a deficiency payment if the value of the conversion shares does not meet an applicable required minimum return of (a) 1.25 if converted within 18 months of the agreement, (b) 1.32 if converted between 18 months and 24 months, and (c) 1.55 if converted between 24 months and maturity. The deficiency payment, at the election of the lenders, will be settled either (i) by issuance of additional shares of common stock equal to the difference between the minimum return and the conversion value or (ii) in cash in a single installment in the amount of such difference.

The 2020 Convertible Term Loan contains restrictive covenants, including limits on additional indebtedness, liens, asset dispositions, dividends, investments, and distributions.

The interest rate for the 2020 Convertible Term Loan is: (a) 4.5% prior to January 1, 2022; (b) 6.5% from January 1, 2022 and prior to January 1, 2023; (c) 8.5% from January 1, 2023 and prior to January 1, 2024; and (d) 10.5% from and after January 1, 2024. Interest is calculated on the outstanding principal on a 360-day year basis, payable monthly. As of March 31, 2020, we had $35.0 million outstanding under the 2020 Convertible Term Loan. We were in compliance with all 2020 Convertible Term Loan covenants as of June 30, 2020.

On August 4, 2020 in advance of the closing of our IPO, all amounts outstanding under both the 2017 and 2020 Convertible Term Loans were converted into Series 1 Common Stock. Subsequent to our IPO closing, there were no amounts outstanding under these Convertible Term Loans.

Mezzanine facility

On February 28, 2020, we entered into a mezzanine loan and security agreement (the “Mezzanine Facility”) with WestRiver Innovation Lending Fund VIII, L.P. providing for a term loan of $10.0 million with a draw period that expires on September 30, 2020. The Mezzanine Facility maturity date is March 1, 2023. Our obligations under the Mezzanine Facility are secured by substantially all of our assets. The Mezzanine Facility contains restrictive covenants, including limits on additional indebtedness, liens, asset dispositions, dividends, investments, and distributions. We were in compliance with all Mezzanine Facility covenants as of June 30, 2020. The Mezzanine Facility remained undrawn as of June 30, 2020.

Borrowings under the Mezzanine Facility bear interest at the greater of (i) 10.0% or (ii) the prime rate then in effect plus 5.25%. Interest is calculated on the outstanding principal on a 360-day year basis, payable monthly. We have not drawn any amounts under the Mezzanine Facility.

Contractual obligations

Our principal commitments consist of (1) obligations under our A&R Credit Facility, our 2017 Convertible Term Loan, our 2020 Convertible Term Loan, and our Mezzanine Facility, (2) operating leases for office space, and (3) purchase obligations with certain technology providers used to host our platform. The following table summarizes our commitments to settle contractual obligations as of June 30, 2020.

		Payments Due by Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(in thousands)
Long term debt obligations	$76,250	$2,394	$38,856	$35,000	$—
Lease obligations	20,423	1,863	6,941	4,685	6,934
Purchase obligations	10,143	306	9,837	—	—
Total contractual obligations	$106,816	$4,563	$55,634	$39,685	$6,934

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019 or as of June 30, 2020.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Prospectus.

Recent accounting pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents, restricted cash, and marketable securities consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. As of June 30, 2020, we held no investments in marketable securities.

In October 2017, we entered into the Credit Facility, which we amended and restated in February 2020. As of June 30, 2020, we had borrowings of $20.0 million outstanding under the Revolving Line, and $2.4 million outstanding under the 2018 Term Loan. Borrowings under the Revolving Line bear interest at the greater of the prime rate then in effect or 3.25%, and borrowings under the 2018 Term Loan bear interest at the prime rate then in effect plus 0.25%. Based upon the balance outstanding as of June 30, 2020, for every 100 basis point increase in the applicable base rate, we would incur approximately $0.2 million and $0.02 million of additional annual interest expense for the Revolving Line and the 2018 Term Loan, respectively. We currently do not hedge interest rate exposure.

In October 2017, we entered into the 2017 Convertible Term Loan. As of June 30, 2020, we had borrowings of $18.9 million outstanding under the 2017 Convertible Term Loan. Borrowings under the 2017 Convertible Term Loan bear interest at the prime rate then in effect plus 2.0% prior to January 1, 2021, 4.0% from January 1, 2021 and prior to January 1, 2022, and 6.0% from and after January 1, 2022. Based upon the balance outstanding as of June 30, 2020, for every 100 basis point increase in the applicable base rate, we would incur approximately $0.2 million of additional annual interest expense for the 2017 Convertible Term Loan.

In February 2020, we entered into the 2020 Convertible Term Loan and the Mezzanine Facility. As of June 30, 2020, we had borrowings of $35.0 million outstanding under the 2020 Convertible Term Loan, and no balance outstanding under the Mezzanine Facility. Borrowings under the 2020 Convertible Term Loan bear interest at (a) 4.5% prior to January 1, 2022; (b) 6.5% from January 1, 2022 and prior to January 1, 2023; (c) 8.5% from January 1, 2023 and prior to January 1, 2024; and (d) 10.5% from and after January 1, 2024. Borrowings under the Mezzanine Facility bear interest at the greater of (i) 10.0% or (ii) the prime rate then in effect plus 5.25%. Based upon the balance outstanding as of June 30, 2020, for every 100 basis points increase in the applicable base rate, we would incur approximately $0.4 million and no additional annual interest expense for the 2020 Convertible Term Loan and the Mezzanine Facility, respectively.

As noted above, on August 4, 2020 in advance of the closing of our IPO, all amounts outstanding under both the 2017 and 2020 Convertible Term Loans were converted into Series 1 Common Stock. Subsequent to our IPO closing, there were no amounts outstanding under these Convertible Term Loans.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities are transacted in U.S. dollars. As we expand our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, as we expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates. In particular, in our Australia and UK-based operations, we pay payroll and other expenses in Australian dollars and British pounds sterling, respectively. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses.

We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options, and/or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect future hedging activities would have on our operating results.

Credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, marketable securities, restricted cash, and accounts receivable. Our investment policy limits investments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies, and highly rated corporate securities, subject to certain concentration limits and restrictions on maturities. Our cash and cash equivalents and restricted cash are held by financial institutions that management believes are of high credit quality. Amounts on deposit may at times exceed FDIC insured limits. We have not experienced any losses on our deposits of cash and cash equivalents, and accounts are monitored by management to mitigate risk. We are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents or an event of default by the issuers of the corporate debt securities we hold.

Emerging growth company status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until those standards apply to private companies. We have not elected to use this extended transition period for complying with new or revised accounting standards. We will remain an emerging growth company until the earliest of: (1) the end of the fiscal year in which the fifth anniversary of the closing of this offering occurs, (2) the first fiscal year after our annual gross revenue exceed $1.07 billion, (3) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

Item 4. Controls and Procedures.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Furnish the information required by Item 103 of Regulation S-K (§ 229.103 of this chapter). As to such proceedings which have been terminated during the period covered by the report, provide similar information, including the date of termination and a description of the disposition thereof with respect to the registrant and its subsidiaries.

From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A. Risk Factors.

The following section discusses material risks and uncertainties that could adversely affect our business and financial condition. Investing in our Series 1 common stock involves substantial risks. You should carefully consider the following risk factors, as well as all of the other information contained in Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Additional risks and uncertainties that we are unaware of may also become important factors that adversely affect our business. The occurrence of any of the following risks, or additional risks that we are unaware of, could materially and adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. In such case, the market price of our Series 1 common stock could decline, and you could lose all or part of your investment.

Risks related to our business and industry

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not yet achieved profitability. We incurred net losses of $42.6 million and $12.5 million for the year ended December 31, 2019 and the six months ended June 30, 2020, respectively, as compared to $38.9 million and $17.5 million for the year ended December 31, 2018 and the six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $291.1 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest in sales and marketing efforts, research and development, and expansion into new geographies. In addition, we expect to incur significant additional legal, accounting, and other expenses related to our being a public company as compared to when we were a private company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

We have experienced strong growth in recent periods, and our recent growth rates may not be indicative of our future growth.

We have experienced strong growth in recent years. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including:

•	our ability to attract new customers and retain and increase sales to existing customers;
•	our ability to maintain and expand our relationships with our partners;
•

our ability to, and the ability of our partners to, successfully implement our platform, increase our existing customers’ use of our platform, and provide our customers with excellent customer support;

•	our ability to increase the number of our partners;
•	our ability to develop our existing platform and introduce new functionality to our platform;
•	our ability to expand into new market segments and internationally; and
•	our ability to earn revenue share and customer referrals from our partner ecosystem.

We may not accomplish any of these objectives and, as a result, it is difficult for us to forecast our future revenue or revenue growth. If our assumptions are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior periods as any indication of our future revenue or revenue growth.

Our future revenue and operating results will be harmed if we are unable to acquire new customers, retain existing customers, expand sales to our existing customers, or develop new functionality for our platform that achieves market acceptance.

To continue to grow our business, it is important that we continue to acquire new customers to purchase and use our platform. Our success in adding new customers depends on numerous factors, including our ability to: (1) offer a compelling ecommerce platform, (2) execute our sales and marketing strategy, (3) attract, effectively train and retain new sales, marketing, professional services, and support personnel in the markets we pursue, (4) develop or expand relationships with partners, payment providers, systems integrators, and resellers, (5) expand into new geographies and market segments, (6) efficiently onboard new customers on to our platform, and (7) provide additional paid services that complement the capabilities of our customers and their partners.

Our ability to increase revenue also depends in part on our ability to retain existing customers and to sell more functionality and adjacent services to our existing and new customers. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on the same or more favorable terms to us. Our ability to increase sales to existing customers depends on several factors, including their experience with implementing and using our platform, their ability to integrate our platform with other technologies, and our pricing model.

Our ability to generate revenue may be inconsistent across SMB, mid-market, and large enterprise customers. If we experience limited or inconsistent growth in any of these customer sets, particularly our mid-market and large enterprise customers, our business, financial condition, and operating results could be adversely affected.

If we are unable to provide enhancements, new features, or keep pace with current technological developments, our business could be adversely affected. If our new functionality and services initiatives do not continue to achieve acceptance in the market, our competitive position may be impaired, and our potential to generate new revenue or to retain existing revenue could be diminished. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales, and other expenses we will have incurred in connection with the new functionality and services.

We face intense competition, especially from well-established companies offering solutions and related applications. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.

The market for ecommerce solutions is evolving and highly competitive. We expect competition to increase in the future from established competitors and new market entrants. With the introduction of new technologies and the entry of new companies into the market, we expect competition to persist and intensify in the future. This could harm our ability to increase sales, maintain or increase renewals, and maintain our prices. We face intense competition from other software companies that may offer related ecommerce platform software solutions and services. Our competitors include larger companies that have acquired ecommerce platform solution providers in recent years. We also compete with custom software internally developed within ecommerce businesses. In addition, we face competition from niche companies that offer point products that attempt to address certain of the problems that our platform solves.

Merger and acquisition activity in the technology industry could increase the likelihood that we compete with other large technology companies. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical and other resources.

Some of our larger competitors also have substantially broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New start-up companies that innovate, and large companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our platform. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories, or other parties. Furthermore, ecommerce on large marketplaces, such as Amazon, could increase as a percentage of all ecommerce activity, thereby reducing customer traffic to individual merchant websites. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share, or a smaller addressable share of the market. It could also result in a competitor with greater financial, technical, marketing, service, and other resources, all of which could harm our ability to compete.

Some of our larger competitors use broader product offerings to compete, including by selling at zero or negative margins, by bundling their product, or by closing access to their technology platforms. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Furthermore, potential customers may be more willing to incrementally add solutions to their existing infrastructure from competitors than to replace their existing infrastructure with our platform. These competitive pressures in our market, or our failure to compete effectively, may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could harm our business, results of operations, and financial condition.

The COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic, the measures attempting to contain and mitigate the effects of the COVID-19 pandemic, including stay-at-home, business closure, and other restrictive orders, and the resulting changes in consumer behaviors, have disrupted our normal operations and impacted our employees, suppliers, partners, and customers. We expect these disruptions and impacts to continue. In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business, including transitioning employees across all our offices (including our corporate headquarters) to remote work-from-home arrangements and imposing travel and related restrictions. While we believe these actions were reasonable and necessary as a result of the COVID-19 pandemic, they were disruptive to our business and could adversely impact our results of operations. Given the continued spread of COVID-19 and the resultant personal, economic, and governmental reactions, we may have to take additional actions in the future that could harm our business, financial condition, and results of operations. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce has not historically been fully remote. Prior to the COVID-19 pandemic, certain of our employees traveled frequently to establish and maintain relationships with one another and with our customers, partners, and investors. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. Suspending travel and doing business in-person on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts and our ability to recruit employees across the organization. These changes could negatively impact our sales and marketing in particular, which could have longer-term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote, any of which could harm our business. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.

The degree to which COVID-19 will affect our business and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. These developments include but are not limited to the duration, extent, and severity of the COVID-19 pandemic, actions taken to contain the COVID-19 pandemic, the impact of the COVID-19 pandemic and related restrictions on economic activity and domestic and international trade, and the extent of the impact of these and other factors on our employees, suppliers, partners, and customers. The COVID-19 pandemic and related restrictions could limit our customers’ ability to continue to operate (limiting their abilities to obtain inventory, generate sales, or make timely payments to us). It could disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick, or for dependents for whom external care is not available. It could cause delays or disruptions in services provided by key suppliers and vendors, increase vulnerability of us and our partners and service providers to security breaches, denial of service attacks or other hacking or phishing attacks, or cause other unpredictable effects.

The COVID-19 pandemic also has caused heightened uncertainty in the global economy. If economic conditions further deteriorate, consumers may not have the financial means to make purchases from our customers and may delay or reduce discretionary purchases, negatively impacting our customers and our results of operations. Uncertainty from the pandemic may cause prospective or existing customers to defer investment in ecommerce. Our SMB customers may be more susceptible to general economic conditions than larger businesses, which may have greater liquidity and access to capital. Uncertain and adverse economic conditions also may lead to increased refunds and chargebacks. Since the impact of COVID-19 is ongoing, the effect of the COVID-19 pandemic and the related impact on the global economy may not be fully reflected in our results of operations until future periods. Volatility in the capital markets has been heightened during recent months and such volatility may continue, which may cause declines in the price of our Series 1 common stock.

Further, to the extent there is a sustained general economic downturn and our software is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings and related services. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations, and financial condition could be materially and adversely affected.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or preferences, our platform may become less competitive.

The software industry is subject to rapid technological change, evolving industry standards and practices, and changing customer needs and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new technology, features, and functionality for our platform that satisfy our customers and that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that deliver competitive solutions at lower prices, more efficiently, more conveniently, or more securely, it could adversely impact our ability to compete.

Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies. We need to continuously modify and enhance our platform to adapt to changes and innovation in these technologies. If businesses widely adopt new ecommerce technologies, we would have to develop new functionality for our platform to work with those new technologies. This development effort may require significant engineering, marketing and sales resources, all of which would affect our business and operating results. Any failure of our platform to operate effectively with future technologies could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.

Our success depends in part on our partner-centric strategy. Our business would be harmed if we fail to maintain or expand partner relationships.

Strategic technology partners are essential to our open strategy. A significant percentage of our customers choose to integrate our ecommerce platform with third-party application providers using our open APIs and software development kits. The functionality and popularity of our platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including marketplaces and social media sites. We are dependent on strategic technology partner solutions for major ecommerce categories, including payments, shipping, tax, accounting, ERP, marketing, fulfillment, cross-channel commerce, and POS. We will continue to depend on various third-party relationships to sustain and grow our business. Third-party application providers’ sites may change the features of their applications and platforms or alter their governing terms. They may restrict our ability to add, customize or integrate systems, functionality and shopper experiences. Such changes could limit or terminate our ability to use these third-party applications and platforms and provide our customers a highly extensible and customizable experience. This could negatively impact our offerings and harm our business. Marketplaces or social networks that have allow limited integration into their platforms, such as Amazon, eBay, Facebook and Instagram, may discontinue our access or allow other platforms to integrate or integrate more easily. This would increase competition for ecommerce platforms across their solutions. Our business will be negatively impacted if we fail to retain these relationships for any reason, including due to third parties’ failure to support or secure their technology or our integrations; errors, bugs, or defects in their technology; or changes in our platform. Any such failure could harm our relationship with our customers, our reputation and brand, our revenue, our business, and our results of operations.

Strategic technology partners and third parties may not be successful in building integrations, co-marketing our platform to provide a significant volume and quality of lead referrals, or continuing to work with us as their products evolve. Identifying, negotiating and documenting relationships with additional strategic technology partners requires significant resources. Integrating third-party technology can be complex, costly and time-consuming. Third parties may be unwilling to build integrations. We may be required to devote additional resources to develop integrations for business applications on our own. Providers of business applications with which we have integrations may decide to compete with us or enter into arrangements with our competitors, resulting in such providers withdrawing support for our integrations. Any failure of our platform to operate effectively with business applications could reduce the demand for our platform, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to these changes or failures in a cost-effective manner, our platform may become less marketable, less competitive, or obsolete, and our results of operations may be negatively impacted.

We have strategic technology partnerships with third parties that pay us a revenue share on their gross sales to our joint customers and/or collaborate to co-sell and co-market BigCommerce to new customers. Certain of those strategic technology partners generate significant revenue for us, including PayPal, Google, and Stripe. While our contracts with strategic technology partners generally limit the ability of such partners to terminate the contract for convenience on short notice, certain of our strategic technology partners have termination for convenience clauses in their contracts with us. If our relationships with our strategic technology partners are disrupted, we may receive less revenue and incur costs to form other revenue-generating strategic technology partnerships. If our strategic technology partners were to be acquired by a competitor or were to acquire a competitor, it could compromise these relationships. This could harm our relationship with our customers, our reputation and brand, and our business and results of operations.

We are unable to track revenue-sharing on a real-time basis for some strategic technology partners, which can lead to delays and inaccuracies in reporting in accounting and revenue. In the past we have had, and could have in the future, disagreements with certain of our strategic technology partners on the amount of revenue share we are owed. Our forecasts for revenue-sharing arrangements and collaborations may be inaccurate. If we fail to accurately forecast the amount of revenue generated from our strategic technology partner relationships, our business and results of operations may be negatively impacted.

We leverage the sales and referral resources of agency and referral partners through a variety of programs. If we are unable to effectively utilize, maintain and expand these relationships, our revenue growth would slow, we would need to devote additional resources to the development, sales, and marketing of our platform, and our financial results and future growth prospects would be harmed. Our referral partners may demand greater referral fees or commissions.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We launched in 2009 and in 2015 expanded our strategic focus to include mid-market and large enterprise customers. We have a limited operating history and limited time implementing our strategic focus on the mid-market and large enterprise segments. As a result, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. The market for our ecommerce platform is relatively new and evolving, which makes our business and future prospects difficult to evaluate. It is difficult to predict customer demand for our platform, customer retention and expansion rates, the size and growth rate of the market, the entry of competitive products, or the success of existing competitive products. Our historical revenue growth should not be considered indicative of our future performance. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our services, increasing competition, changing technology, decreasing growth of our market, or our failure, for any reason, to take advantage of growth opportunities. We will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks, uncertainties, or future revenue growth are incorrect, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

The estimates of market opportunity and forecasts of market growth included in this Quarterly Report on Form 10-Q and our other filings may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

The market for ecommerce solutions is relatively new and will experience changes over time. Ecommerce market estimates and growth forecasts are uncertain and based on assumptions and estimates that may be inaccurate. Our addressable market depends on a number of factors, including businesses’ desire to differentiate themselves through ecommerce, partnership opportunities, changes in the competitive landscape, technological changes, data security or privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment, and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate and our ability to produce accurate estimates and forecasts may be impacted by the economic uncertainty associated with the COVID-19 pandemic.

Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.

We may continue to experience rapid growth and organizational change, which may continue to place significant demands on our management and our operational and financial resources. We have also experienced growth in the number of customers, the amount of transactions we process, and the amount of data that our hosting infrastructure supports. Our success will depend in part on our ability to manage this growth effectively. We will require significant capital expenditures and valuable management resources to grow without undermining our culture of innovation, teamwork, and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves our corporate culture, it could negatively affect our reputation and ability to retain and attract customers and employees.

We intend to expand our international operations in the future. Our expansion will continue to place a significant strain on our managerial, administrative, financial, and other resources. If we are unable to manage our growth successfully, our business and results of operations could suffer.

It is important that we maintain a high level of customer service and satisfaction as we expand our business. As our customer base continues to grow, we will need to expand our account management, customer service, and other personnel. Failure to manage growth could result in difficulty or delays in launching our platform, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties. Any of these could adversely impact our business performance and results of operations.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform. If we are not able to generate traffic to our website through digital marketing our ability to attract new customers may be impaired.

Our ability to increase our customer base and achieve broader market acceptance of our ecommerce platform will depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including search engine and other online advertising. The effectiveness of our online advertising may continue to vary due to competition for key search terms, changes in search engine use, and changes in search algorithms used by major search engines and other digital marketing platforms. Our business and operating results will be harmed if our sales and marketing efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

If the cost of marketing our platform over search engines or other digital marketing platforms increases, our business and operating results could be adversely affected. Competitors also may bid on the search terms that we use to drive traffic to our website. Such actions could increase our marketing costs and result in decreased traffic to our website.

Furthermore, search engines and digital marketing platforms may change their advertising policies from time to time. If these policies delay or prevent us from advertising through these channels, it could result in reduced traffic to our website and subscriptions to our platform. New search engines and other digital marketing platforms may develop, particularly in specific jurisdictions, that reduce traffic on existing search engines and digital marketing platforms. If we are not able to achieve prominence through advertising or otherwise, we may not achieve significant traffic to our website through these new platforms and our business and operating results could be adversely affected.

To the extent our security measures are compromised, our platform may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our platform, our reputation being harmed, our incurring significant liabilities, and adverse effects on our results of operations and growth prospects.

Our operations involve the storage and transmission of customer and shopper data or information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service attacks. Sophisticated nation-states and nation-state supported actors now engage in such attacks, including advanced persistent threat intrusions. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. As we rely on third-party and public-cloud infrastructure, we will depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer data. A cybersecurity event could have significant costs, including regulatory enforcement actions, litigation, litigation indemnity obligations, remediation costs, network downtime, increases in insurance premiums, and reputational damage. Many companies that provide cloud-based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic.

We depend on third-party data hosting and transmission services. Increases in cost, interruptions in service, latency, or poor service from our third-party data center providers could impair the delivery of our platform. This could result in customer or shopper dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Google Cloud Platform, located in Iowa. We serve ancillary functions for our customers from third-party data center hosting facilities operated by Amazon Web Services, located in Virginia. Our platform is deployed to multiple data centers within these geographies, with additional geographies available for disaster recovery. Our operations depend, in part, on our third-party providers’ protection of these facilities from natural disasters, power or telecommunications failures, criminal acts, or similar events (such as the COVID-19 pandemic). If any third-party facility’s arrangement is terminated, or its service lapses, we could experience interruptions in our platform, latency, as well as delays and additional expenses in arranging new facilities and services.

A significant portion of our operating cost is from our third-party data hosting and transmission services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation or otherwise, we may not be able to increase the fees for our ecommerce platform or professional services to cover the changes. As a result, our operating results may be significantly worse than forecasted. Our servers may be unable to achieve or maintain data transmission capacity sufficient for timely service of increased traffic or order processing. Our failure to achieve or maintain sufficient and performant data transmission capacity could significantly reduce demand for our platform.

Our customers often draw many shoppers over short periods of time, including from new product releases, holiday shopping seasons and flash sales. These events significantly increase the traffic on our servers and the volume of transactions processed on our platform. Despite precautions taken at our data centers, spikes in usage volume, or a natural disaster, an act of terrorism, vandalism or sabotage, closure of a facility without adequate notice, or other unanticipated problems (such as the COVID-19 pandemic) could result in lengthy interruptions or performance degradation of our platform. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. If we experience damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, cause us to issue credits, or cause customers to terminate their subscriptions, any of which could materially adversely affect our business.

If there are interruptions or performance problems associated with our technology or infrastructure, our existing customers may experience service outages, and our new customers may experience delays in using our platform.

Our continued growth depends, in part, on the ability of our existing and potential customers to access our platform 24 hours a day, seven days a week, without interruption or performance degradation. We have experienced and may, in the future, experience disruptions, data loss, outages, and other performance problems with our infrastructure. These can be due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks, or other security-related incidents, any of which may be recurring. As we continue to add customers, expand geographically, and enhance our platform’s functionality, the additional scale may increase complexity and our average uptime for future periods may decrease. We may not be able to identify the cause or causes of these performance problems promptly. If our platform is unavailable or if our customers are unable to access our platform within a reasonable amount of time, our business would be harmed. Any outage on our platform would impair the ability of our customers to engage in ecommerce, which would negatively impact our brand, reputation and customer satisfaction. We provide service credits to our customers for downtime they experience using our platform. Any downtime or malfunction could require us to issue a significant amount of service credits to customers. At times, we issue service credits to customers that we are not able to identify as having been affected by an incident. Issuing a significant amount of service credits would negatively impact our financial position. We depend on services from various third parties to maintain our infrastructure and any disruptions to these services, including from causes outside our control, would significantly impact our platform. In the future, these services may not be available to us on commercially reasonable terms, or at all. Loss of any of these services could decrease our platform’s functionality until we develop equivalent technology or, if equivalent technology is available from another party, we identify, obtain, and integrate it into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to address capacity constraints, upgrade our systems, and develop our technology and network architecture to accommodate actual and anticipated technology changes.

Any of the above circumstances or events may harm our reputation, cause customers to terminate their agreements with us, impair our ability to grow our customer base, subject us to financial liabilities under our SLAs, and otherwise harm our business, results of operations, and financial condition.

We anticipate that our operations will continue to increase in complexity as we grow, which will create management challenges.

Our business has experienced strong growth and is complex. We expect this growth to continue and for our operations to become increasingly complex. To manage this growth, we continue to make substantial investments to improve our operational, financial, and management controls as well as our reporting systems and procedures. We may not be able to implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or individually negotiated provisions as the number of transactions continues to grow. Our systems and processes may not prevent or detect all errors, omissions, or fraud. We may have difficulty managing improvements to our systems, processes and controls or in connection with third-party software. This could impair our ability to provide our platform to our customers, causing us to lose customers, limiting our platform to less significant updates, or increasing our technical support costs. If we are unable to manage this complexity, our business, operations, operating results and financial condition may suffer.

As our customer base continues to grow, we will need to expand our services and other personnel, and maintain and enhance our partnerships, to provide a high level of customer service. Extended stay-at-home, business closure, and other restrictive orders may impact our ability to identify, hire, and train new personnel. We also will need to manage our sales processes as our sales personnel and partner network continue to grow and become more complex, and as we continue to expand into new geographies and market segments. If we do not effectively manage this increasing complexity, the quality of our platform and customer service could suffer, and we may not be able to adequately address competitive challenges. These factors could impair our ability to attract and retain customers and expand our customers’ use of our platform.

We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our executive officers. We rely on our leadership team for research and development, marketing, sales, services, and general and administrative functions, and on mission-critical individual contributors. From time to time, our executive management team may change from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees (including any limitation on the performance of their duties or short term or long term absences as a result of COVID-19) could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced software engineers and senior sales executives. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. We expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Extended stay-at-home, business closure, and other restrictive orders may impact our ability to identify, hire, and train new personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or BigCommerce have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.

If we are unable to maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we grow and develop our infrastructure as a public company, our operations may become increasingly complex. We may find it difficult to maintain these important aspects of our corporate culture. If we are required to maintain work-from-home arrangements for a significant period of time, it may impact our ability to preserve our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel, and to effectively focus on and pursue our corporate objectives.

We may need to reduce or change our pricing model to remain competitive.

We price our subscriptions based on a combination of GMV order volume, and feature functionality. We expect that we may need to change our pricing from time to time. As new or existing competitors introduce products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. Mid-market and large enterprise customers may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results, and financial condition.

Our sales cycle with mid-market and large enterprise customers can be long and unpredictable, and our sales efforts require considerable time and expense.

The timing of our sales with our mid-market and large enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. Mid-market and large enterprise customers, particularly those in highly regulated industries and those requiring customized applications, may have a lengthy sales cycle for the evaluation and implementation of our platform. If these customers maintain work-from-home arrangements for a significant period of time, it may cause a lengthening of these sales cycles. This may cause a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue. We are often required to spend significant time and resources to better educate our potential mid-market and large enterprise customers and familiarize them with the platform. The length of our sales cycle for these customers, from initial evaluation to contract execution, is generally three to six months but can vary substantially. On occasion, some customers will negotiate their contracts to include a trial period, delayed payment or a number of months on a promotional basis.

As the purchase and launch of our platform can be dependent upon customer initiatives, infrequently, our sales cycle can extend to up to twelve months. As a result, much of our revenue is generated from the recognition of contract liabilities from contracts entered into during previous periods. Customers often view a subscription to our ecommerce platform and services as a strategic decision with significant investment. As a result, customers frequently require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

•	the effectiveness of our sales force as we hire and train our new salespeople to sell to mid-market and large enterprise customers;
•	the discretionary nature of purchasing and budget cycles and decisions;
•	the obstacles placed by customers’ procurement process;
•	economic conditions and other factors impacting customer budgets;
•	customers’ integration complexity;
•	customers’ familiarity with SaaS ecommerce solutions;
•	customers’ evaluation of competing products during the purchasing process; and
•	evolving customer demands.

Given these factors, it is difficult to predict whether and when a sale will be completed, and when revenue from a sale will be recognized. Consequently, a shortfall in demand for our solutions and services or a decline in new or renewed contracts in a given period may not significantly reduce our revenue for that period but could negatively affect our revenue in future periods.

If we fail to maintain or grow our brand recognition, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe maintaining and growing the BigCommerce brand is important to supporting continued acceptance of our existing and future solutions, attracting new customers to our platform, and retaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and solutions, and our ability to successfully differentiate our platform. Additionally, our partners’ performance may affect our brand and reputation if customers do not have a positive experience. Brand promotion activities may not generate customer awareness or yield increased revenue. Even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to realize a sufficient return on our brand-building efforts, and our business could suffer.

If we fail to offer high quality support, our business and reputation could suffer.

Our customers rely on our personnel for support related to our subscription and customer solutions. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers, particularly mid-market and large enterprise customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new software to existing and new customers could suffer and our reputation with existing or potential customers could be harmed.

We store personal information of our customers and their shoppers. If the security of this information is compromised or is otherwise accessed without authorization, our reputation may be harmed and we may be exposed to liability and loss of business.

We transmit or store personal information, credit card information and other confidential information of our partners, our customers, and their shoppers. Third-party applications available on our platform and mobile applications may also store personal information, credit card information, and other confidential information. We do not proactively monitor the content that our customers upload or the information provided to us through the applications integrated with our ecommerce platform; therefore, we do not control the substance of the content on our servers, which may include personal information.

We use third-party service providers and subprocessors to help us deliver services to customers and their shoppers. These service providers and subprocessors may store personal information, credit card information and/or other confidential information. Such information may be the target of unauthorized access or subject to security breaches as a result of third-party action, employee error, malfeasance or otherwise. Many companies that provide these services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic. Any of these could (a) result in the loss of information, litigation, indemnity obligations, damage to our reputation and other liability, or (b) have a material adverse effect on our business, financial condition, and results of operations.

Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Even if such a data breach did not arise out of our action or inaction, or if it were to affect one or more of our competitors or our customers’ competitors, rather than us, the resulting concern could negatively affect our customers and our business. Concerns regarding data privacy and security may cause some of our customers to stop using our platform and fail to renew their subscriptions. In addition, failures to meet our customers’ or shoppers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers, and grow our business.

Our failure to comply with legal or contractual requirements around the security of personal information could lead to significant fines and penalties, as well as claims by our customers, their shoppers, or other stakeholders. These proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our platform.

If our security measures fail to protect credit card information adequately, we could be liable to our partners, the payment card associations, our customers, their shoppers and consumers with whom we have a direct relationship. We could be subject to fines and higher transaction fees, we could face regulatory or other legal action, and our customers could end their relationships with us. The limitations of liability in our contracts may not be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

Our insurance coverage, including coverage for errors and omissions, may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims. Our insurers could deny coverage as to any future claim. The successful assertion of one or more large claims against us, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

We are also subject to federal, state, and foreign laws regarding cybersecurity and the protection of data. Many jurisdictions have enacted laws requiring companies to notify individuals of security breaches involving certain types of personal information. Our agreements with certain customers and partners require us to notify them of certain security incidents. Some jurisdictions and customers require us to safeguard personal information or confidential information using specific measures. If we fail to observe these requirements, our business, operating results, and financial condition could be adversely affected.

Evolving global internet laws, regulations and standards, privacy regulations, cross-border data transfer restrictions, and data localization requirements may limit the use and adoption of our services, expose us to liability, or otherwise adversely affect our business.

Federal, state, or foreign governmental bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting the use of the internet as a commercial medium. These laws and regulations could impact taxation, internet neutrality, tariffs, content, copyrights, distribution, electronic contracts and other communications, consumer protection, and the characteristics and quality of services. Legislators and regulators may make legal and regulatory changes, or apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These laws and regulations and resulting increased costs could materially harm our business, results of operations, and financial condition.

Laws and regulations governing data privacy are constantly evolving. Many of these laws and regulations, including the European Union’s GDPR and the California Consumer Protection Act (the “CCPA”), contain detailed requirements regarding collecting and processing personal information, restrict the use and storage of such information, and govern the effectiveness of consumer consent. They could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), to control our costs by using certain vendors or service providers, and to offer certain services in certain jurisdictions. Further, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Such laws could restrict our customers’ ability to run their businesses; for example, by limiting their ability to effectively market to interested shoppers. This could reduce our revenue and the general demand for our services.

Such laws and regulations are often inconsistent and may be subject to amendment or re-interpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance. For example, the European Court of Justice recently invalidated the U.S.-EU Privacy Shield as a basis for transfers of personal data from the EU to the U.S. while upholding standard contractual clauses as a mechanism for transfers. Our response to these requirements globally may not meet the expectations of individual customers, their shoppers, or other stakeholders, which could reduce the demand for our services. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

Certain laws and regulations, like the GDPR, also include restrictions on the transfer of personal information across national borders. Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with such laws even in jurisdictions where we have no local entity, employees or infrastructure. Some of these laws include strict localization provisions that require certain data to be stored within a particular region or jurisdiction. We rely on a globally distributed infrastructure in order to be able to provide our services efficiently, and consequently may not be able to meet the expectations of customers who are located in or otherwise subject to such localization requirements, which may reduce the demand for our services.

Our failure to comply with these and additional laws or regulations could expose us to significant fines and penalties imposed by regulators, as well as legal claims by our customers, or their shoppers, or other relevant stakeholders. Similarly, many of these laws require us to maintain an online privacy policy and terms of service that disclose our practices regarding the collection, processing, and disclosure of personal information. If these disclosures contain any information that a court or regulator finds to be inaccurate or inadequate, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement, result in the imposition of monetary liability or demanding injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation.

Mobile devices are increasingly being used to conduct commerce, and if our platform does not operate as effectively when accessed through these devices, our customers and their shoppers may not be satisfied with our services, which could harm our business.

Ecommerce transacted over mobile devices continues to grow more rapidly than desktop transactions. We are dependent on the interoperability of our platform with third-party mobile devices and mobile operating systems as well as web browsers that are out of our control. Changes in such devices, systems, or web browsers that degrade the functionality of our platform or give preferential treatment to competitive services could adversely affect usage of our platform. Mobile ecommerce is a key element in our strategy and effective mobile functionality is integral to our long-term development and growth strategy. If our customers and their shoppers have difficulty accessing and using our platform on mobile devices, our business and operating results could be adversely affected.

Activities of customers, their shoppers, and our partners could damage our brand, subject us to liability and harm our business and financial results.

Our terms of service prohibit our customers from using our platform to engage in illegal activities and our terms of service permit us to take down a customer’s shop if we become aware of illegal use. Customers may nonetheless engage in prohibited or illegal activities or upload store content in violation of applicable laws, which could subject us to liability. Our partners may engage in prohibited or illegal activities, which could subject us to liability. Furthermore, our brand may be negatively impacted by the actions of customers or partners that are deemed to be hostile, offensive, inappropriate, or illegal. We do not proactively monitor or review the appropriateness of the content of our customers’ stores or our partners’ activities. Our safeguards may not be sufficient for us to avoid liability or avoid harm to our brand. Hostile, offensive, inappropriate, or illegal use could adversely affect our business and financial results.

In many jurisdictions, laws relating to the liability of providers of online services for activities of their shoppers and other third parties are being tested by actions based on defamation, invasion of privacy, unfair competition, copyright and trademark infringement, and other theories. Any court ruling or other governmental regulation or action that imposes liability on customers of online services in connection with the activities of their shoppers could harm our business. We could also be subject to liability under applicable law, which may not be fully mitigated by our terms of service. Any liability attributed to us could adversely affect our brand, reputation, ability to expand our subscriber base, and financial results.

Unfavorable conditions in our industry or the global economy, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our platform. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, Australia, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on IT and negatively affect our business. In particular, given our investment in our development capabilities in Ukraine, political turmoil, warfare, or terrorist attacks in Ukraine could negatively affect our business.

To the extent our platform is perceived by customers and potential customers as costly, or too difficult to launch or migrate to, it would negatively affect our growth. Our revenue may be disproportionately affected by delays or reductions in general IT spending. Competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, consolidation in certain industries may result in reduced overall spending on our platform. We cannot predict the timing, strength, or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, global pandemics, data security breaches and terrorism may disrupt our business.

We rely heavily on our network infrastructure and IT systems for our business operations. An online attack, earthquake, fire, terrorist attack, power loss, global pandemics (such as the COVID-19 pandemic), telecommunications failure, or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, and loss of critical data. Such events could prevent us from providing our platform to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or IT systems, including any errors, defects, or failures in third-party hardware, could affect our ability to conduct normal business operations, and adversely affect our operating results.

In addition, as computer malware, viruses, computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent, we face increased risk from these activities. These activities threaten the performance, reliability, security, and availability of our platform. Any computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, or other data security breaches to our systems could, among other things, harm our reputation and our ability to retain existing customers and attract new customers. Many companies that provide cloud-based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic.

We could incur substantial costs in protecting or defending our proprietary rights. Failure to adequately protect our rights could impair our competitive position. We could lose valuable assets, experience reduced revenue, and incur costly litigation.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of trade secret laws, contractual provisions, trademarks, service marks, copyrights, and patents in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued a patent in the United States and have an additional patent application pending, we may be unable to obtain patent protection for the technology covered in our patent application. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection. The approach we select may ultimately prove to be inadequate.

Our patent or patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. Others may independently develop similar products, duplicate any of our solutions or design around our patents, or adopt similar or identical brands for competing platforms. Legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions restricting unauthorized use, copying, transfer, and disclosure of our intellectual property may be unenforceable under the laws of jurisdictions outside the United States.

To the extent we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information may increase. Moreover, effective trademark, copyright, patent, and trade secret protection may not be available or commercially feasible in every country in which we conduct business. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing. Changes in the law could make it harder for us to enforce our rights.

We enter into confidentiality and invention assignment agreements with our employees and consultants. We enter into confidentiality agreements with strategic and business partners. These agreements may not be effective in controlling access to and distribution of our proprietary information. These agreements do not prevent our competitors or partners from independently developing technologies that are equivalent or superior to our platform.

We may be required to spend significant resources to monitor, protect, and enforce our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. Such litigation could result in the impairment or loss of portions of our intellectual property. Enforcement of our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly. An adverse determination could risk the issuance or cancellation of pending patent and trademark filings. Because of the substantial discovery required in connection with intellectual property litigation, our confidential or sensitive information could be compromised by disclosure in litigation. Litigation could result in public disclosure of results of hearings, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Series 1 common stock.

Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new functionality to our platform, result in the substitution of inferior or more costly technologies into our platform, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results, and financial condition could be adversely affected.

We have been, and may in the future be, subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. These lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Our future success depends in part on not infringing the intellectual property rights of others.

Many software companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patent may therefore provide little or no deterrence. We have and may in the future need to enter into settlement agreements that require us to pay settlement fees and that encumber a portion of our intellectual property. Any claims or litigation could cause us to incur significant expenses and, whether or not successfully asserted against us, could require that we pay substantial damages, ongoing royalty or license payments, require us to re-engineer all or a portion of our platform, or require that we comply with other unfavorable terms. If a third party is able to obtain an injunction preventing us from accessing third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities covered by such intellectual property. It could prevent us from competing effectively.

We may be contractually obligated to indemnify our customers for infringement of a third party’s intellectual property rights. Responding to such claims regardless of their merit, can be time-consuming, costly to defend in litigation, and damage our reputation and brand. We also may be required to redesign our platform, delay releases, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. Requiring us to change one or more aspects of the way we deliver our platform may harm our business.

Although we carry general liability insurance and other insurance, our insurance may not cover potential claims of this type. Our insurance may not be adequate to cover us for all liability that may be imposed. We may not be able to maintain our insurance coverage. We cannot predict the outcome of lawsuits, and cannot assure you that the results of any of these actions will not have an adverse effect on our business, operating results or financial condition.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses.

Some of our agreements with customers and other third parties include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages to property or persons, or other liabilities relating to or arising from our platform, services or other contractual obligations. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them and we may be required to cease use of certain functions of our platform or services as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer, other existing customers, and new customers. Such a dispute could harm our business and results of operations.

We rely on third-party proprietary and open source software for our platform. Our inability to obtain third-party licenses for such software, or obtain them on favorable terms, or any errors or failures caused by such software could adversely affect our business, results of operations and financial condition.

Some of our offerings include software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these applications or to seek new licenses for existing or new applications. Necessary licenses may not be available on acceptable terms or under open source licenses permitting redistribution in commercial offerings, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms could result in delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our platform. It may have a material adverse effect on our business, results of operations and financial condition. Third parties may allege that additional licenses are required for our use of their software or intellectual property. We may be unable to obtain such licenses on commercially reasonable terms or at all. The inclusion in our offerings of software or other intellectual property licensed from third parties on a non-exclusive basis could limit our ability to differentiate our offerings from those of our competitors. To the extent that our platform depends upon the successful operation of third-party software, any undetected errors or defects in such third-party software could impair the functionality of our platform, delay new feature introductions, result in a failure of our platform, and injure our reputation.

Our use of open source software could subject us to possible litigation or cause us to subject our platform to unwanted open source license conditions that could negatively impact our sales.

A significant portion of our platform incorporates open source software, and we expect to incorporate open source software into other offerings or solutions in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Little legal precedent governs the interpretation of these licenses; therefore, the potential impact of these terms on our business is unknown and may result in unanticipated obligations regarding our technologies. If a distributor of open source software were to allege that we had not complied with its license, we could be required to incur significant legal expenses. If we combine our proprietary software with open source software or utilize open source software in a certain manner, under some open source licenses, we could be in breach of the license if we did not release the source code of our proprietary software. Releasing our source code could substantially help our competitors develop products that are similar to or better than ours.

If our platform fails to perform properly, and if we fail to develop enhancements to resolve performance issues, we could lose customers, become subject to performance or warranty claims, or incur significant costs.

Our operations are dependent upon our ability to prevent system interruption. The applications underlying our platform are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. Defects, errors, disruptions in service, cyber-attacks, or other performance problems with our software, whether in connection with the day-to-day operation, upgrades or otherwise, could result in: loss of customers; lost or delayed market acceptance and sales of our platform; delays in payment to us by customers; injury to our reputation and brand; legal claims, including warranty and service claims, against us; diversion of our resources, including through increased service and warranty expenses or financial concessions; and increased insurance costs.

We have found defects in our platform and may discover additional defects in the future that could result in data unavailability, unauthorized access to, loss, corruption, or other harm to our customers’ data. We may not be able to detect and correct defects or errors before release. Consequently, we or our customers may discover defects or errors after our platform has been employed. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, customers could terminate their contracts, or delay or withhold payment to us, or cause us to issue credits, make refunds, or pay penalties. The costs incurred or delays resulting from the correction of defects or errors in our software or other performance problems may be substantial and could adversely affect our operating results.

Payment transactions on our ecommerce platform subject us to regulatory requirements, additional fees, and other risks that could be costly and difficult to comply with or that could harm our business.

We are required by our payment processors to comply with payment card network operating rules and we have agreed to reimburse our payment processors for any fees or fines they are assessed by payment card networks as a result of any rule violations by us or our customers. The payment card networks set and interpret the card rules. We face the risk that one or more payment card networks or other processors may, at any time, assess penalties against us, against our customers, or terminate our ability to accept credit card payments or other forms of online payments from shoppers. This would have an adverse effect on our business, financial condition, and operating results.

If we fail to comply with the payment card network rules, including the Payment Card Industry Data Security Standard (“PCI-DSS”) and those of each of the credit card brands, we would breach our contractual obligations to our payment processors, financial institutions, partners, and customers. Such a failure may subject us to fines, penalties, damages, higher transaction fees, and civil liability. It could prevent us from processing or accepting payment cards or lead to a loss of payment processor partners, even if customer or shopper information has not been compromised.

We provide our ecommerce platform to businesses in highly-regulated industries, which subjects us to a number of challenges and risks.

We provide our ecommerce platform to customers in highly regulated industries such as pharmaceuticals, insurance, healthcare and life sciences, and we may have customers in other highly-regulated industries in the future. Providing our ecommerce platform to such entities subjects us to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Customers in highly-regulated industries may demand shorter subscription periods or other contract terms that differ from our standard arrangements, including terms that can lead those customers to obtain broader rights in our offerings than would be standard. Such entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners due to a default or for other reasons. Any such termination may adversely affect our reputation, business, results of operations and financial condition. Additionally, due to the heightened regulatory environment in which they operate, potential customers in these industries may encounter additional difficulties when trying to move away from legacy ecommerce platforms to an open SaaS platform like the one we provide.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had accumulated federal and state net operating loss (“NOL”) carryforwards of $118.2 million and $37.3 million, respectively. The federal and state NOL carryforwards each will begin to expire in 2036. Certain of the federal losses have no expiration. As of December 31, 2019, we also had total foreign NOL carryforwards of $6.9 million, which do not expire under local law. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. Furthermore, our losses in Australia are subject to the change of ownership test rules in that jurisdiction that when applied may limit our ability to fully utilize our Australian NOLs. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017 and significantly reformed the Code. The TCJA, among other things, generally eliminates the ability to carry back any NOLs to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. Recently enacted legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), temporarily reverses the limitations imposed by the TCJA by permitting a corporation to offset without limitation its taxable income in 2019 or 2020 with NOL carryforwards generated in prior years. The CARES Act also allows NOLs generated in tax years 2018-2020 to be carried back up to five years. We have reviewed our current NOLs and determined that we are not able to carryback any NOLs into prior periods. In addition, under the TCJA, as modified by the CARES Act, the amount of NOLs that we are permitted to deduct in any taxable year beginning after December 31, 2020, is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. The changes in the carryforward/carryback periods as well as the limitation on use of NOLs in the taxable years beginning after December 31, 2020 may affect our ability to fully utilize our available NOLs.

We may be subject to additional obligations to collect and remit sales tax and other taxes. We may be subject to tax liability for past sales, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our ecommerce platform in various jurisdictions is unclear. These jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face tax assessments and audits. Our liability for these taxes and associated penalties could exceed our original estimates. Jurisdictions in which we have not historically collected or accrued sales, use, value added, or other taxes could assert our liability for such taxes. This could result in substantial tax liabilities and related penalties for past sales. It could also discourage customers from using our platform or otherwise harm our business and operating results.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the cost of our ecommerce platform and adversely impact our business.

New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations and our business and financial performance. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or customers using our ecommerce platform to pay additional tax amounts on a prospective or retroactive basis. They could require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue to subscribe or elect to subscribe to our ecommerce platform in the future. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could adversely impact our business and financial performance.

Our current operations are international in scope, and we plan further geographic expansion. This will create a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Historically, approximately 20 percent of our revenue has been generated from customers outside the United States.  We currently have locations in the United States, Australia, the United Kingdom (“UK”), Singapore, and Ukraine. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful. In addition, the COVID-19 pandemic and related stay-at-home, business closure, and other restrictive orders and travel restrictions, may pose additional challenges for international expansion and may impact our ability to launch new locations and further expand geographically.

We have a significant number of full-time and private entrepreneurs located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets. This will require significant management attention and financial resources. We may face difficulties, including: (1) costs associated with developing software and providing support in many languages, (2) varying seasonality patterns, (3) potential adverse movement of currency exchange rates, (4) longer payment cycles and difficulties in collecting accounts receivable, (5) tariffs and trade barriers, (6) a variety of regulatory or contractual limitations on our ability to operate, (7) adverse tax events, (8) reduced protection of intellectual property rights, (9) a geographically and culturally diverse workforce and customer base, and (10) travel restrictions associated with the COVID-19 pandemic. Failure to overcome any of these difficulties could negatively affect our results of operations.

Our current international operations and future initiatives involve a variety of risks, including:

•	changes in a country’s or region’s political or economic conditions;
•	the need to adapt and localize our platform for specific countries;
•	greater difficulty collecting accounts receivable and longer payment cycles;
•	potential changes in trade relations arising from policy initiatives implemented by the current administration, which has been critical of existing and proposed trade agreements;
•	unexpected changes in laws, regulatory requirements, taxes, or trade laws;

•	more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
•

differing labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•

challenges inherent in efficiently managing an increased number of employees over large geographic distances (including in a work-from-home environment), including the need to implement appropriate systems, policies, benefits, and compliance programs;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•	increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	laws and business practices favoring local competitors or general preferences for local vendors;
•	limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;
•	political instability or terrorist activities;
•

risks related to global health epidemics, such as the COVID-19 pandemic, including restrictions on our ability and our customers’ ability to travel, disruptions in our customers’ ability to distribute products, and temporary closures of our customers’ facilities;

•

exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act of 2010, the UK Proceeds of Crime Act 2002, and similar laws and regulations in other jurisdictions; and

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Our limited experience in operating our business internationally increases the risk that future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, our business and operating results will suffer.

Our international operations may subject us to potential adverse tax consequences.

We are expanding our international operations and staff to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth into the international markets, and consider the functions, risks, and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend: on (1) the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, (2) changes in tax rates, (3) new or revised tax laws or interpretations of existing tax laws and policies, and (4) our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Taxing authorities may challenge the pricing methodologies of our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties. This could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

The TCJA was enacted on December 22, 2017 and significantly reformed the Code. The TCJA, among other things: (1) includes changes to U.S. federal tax rates, (2) imposes additional limitations on the deductibility of interest, (3) has both positive and negative changes to the utilization of future NOL carryforwards as described above, (4) allows for the expensing of certain capital expenditures, and (5) puts into effect the migration from a “worldwide” system of taxation to a partially territorial system. Our net deferred tax assets and liabilities and valuation allowance was revalued at the newly enacted U.S. corporate rate. We continue to await guidance from the tax authorities on some of the changes that will affect us. Such future guidance could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. The impact of this tax reform on holders of our Series 1 common stock is uncertain and could be adverse.

Loss of certain tax benefits that we enjoy in Ukraine could have a negative impact on our operating results and profitability.

Substantially all of the persons who provide services used by us in Ukraine are independent contractors who are registered as private entrepreneurs with the tax authorities. They are third-party suppliers operating as independent contractors, for whom we are not required to pay social duties and personal income tax applicable to employees. Nevertheless, Ukrainian tax authorities may take a view that would result in additional financial obligations. Ukrainian tax authorities could assert a position on the classification of our independent contractors contrary to ours. They could claim we had to withhold personal income tax and to accrue single social contribution in relation to employees’ remuneration. If a national authority or court enacts legislation or adopts regulations that change the manner in which employees and independent contractors are classified, or makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs arising from fines or judgments as a result of tax withholding. All of these factors could in turn result in material adverse effects on our financial condition.

We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we violate the controls.

Our platform is subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We incorporate encryption technology into our platform. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations.

Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. embargoes or sanctions. The current administration has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our platform from being exported in violation of these laws, including obtaining authorizations for our platform, performing geolocation IP blocking and screenings against U.S. and other lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

If our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences, including government investigations and penalties. We presently incorporate export control compliance requirements into our strategic partner agreements; however, no assurance can be given that our partners will comply with such requirements.

Various countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements. Some countries have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from launching our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions, or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could limit our ability to export or sell our platform to existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, operating results, and prospects.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Our customer subscription and partner and services contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred and an increasing portion of our assets is held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws. Non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act of 2010, the UK Proceeds of Crime Act 2002, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years. These laws are interpreted broadly to prohibit companies and their employees and third-party intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, our employees and agents could violate our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. Responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition.

Changes in subjective assumptions, estimates and judgments by management related to complex accounting matters or changes in accounting principles generally accepted in the United States, could significantly affect our financial condition and results of operations.

GAAP and related pronouncements, implementation guidelines, and interpretations apply to a wide range of matters that are relevant to our business, including revenue recognition, stock-based compensation, and deferred commissions. These matters are complex and involve subjective assumptions, estimates, and judgments by our management. Changes in GAAP, these accounting pronouncements or their interpretation or changes in underlying assumptions, estimates, or judgments by our management, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC”), and others could significantly change our reported or expected financial performance, which could impact the market price for our Series 1 common stock.

The terms of the agreements governing our indebtedness restrict, and any future indebtedness would likely restrict, our operations.

Our Amended and Restated Credit Facility (our “Credit Facility”) with Silicon Valley Bank (“SVB”) contains, and any future indebtedness would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our Credit Facility requires us to satisfy specified financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. A breach of any of these covenants or the occurrence of other events specified in the Credit Facility. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, including our intellectual property, as collateral under the Credit Facility.

If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. We may seek to enter into an extension of such debt arrangements or enter into a new facility with another lender. We may not be able to extend the term or obtain other debt financing on terms that are favorable to us, if at all. If we are unable to obtain adequate financing or financing on satisfactory terms when required, our ability to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies. Key personnel of the acquired companies may choose not to work for us, their software may not be easily adapted to work with ours, or we may have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. We may also experience difficulties integrating personnel of the acquired company into our business and culture. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. The anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;
•	use cash that we may need in the future to operate our business;
•	incur debt on terms unfavorable to us or that we are unable to repay;
•	incur large charges or substantial liabilities;
•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

Risks related to owning our Series 1 common stock

The market price of shares of our Series 1 common stock may be volatile, which could cause the value of your investment to decline.

The market price of our Series 1 common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. The securities markets have experienced significant volatility as a result of the COVID-19 pandemic. Market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our Series 1 common stock regardless of our operating performance.

Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including: (1) variations in our quarterly operating results or dividends, if any, to stockholders, (2) additions or departures of key management personnel, (3) publication of research reports about our industry, (4) litigation and government investigations, (5) changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business, (6) adverse market reaction to any indebtedness we may incur or securities we may issue in the future, (7) changes in market valuations of similar companies, (8) speculation in the press or investment community, (9) announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments, (10) the impact of the COVID-19 pandemic on our management, employees, partners, customers, and operating results, and (11) adverse publicity about the industries we participate in or individual scandals. In response, the market price of shares of our Series 1 common stock could decrease significantly. You may be unable to resell your shares of Series 1 common stock at or above the initial public offering price.

Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Our failure to raise capital when needed could harm our business, operating results and financial condition. Debt or equity issued to raise additional capital may reduce the value of our Series 1 common stock.

We have funded our operations since inception primarily through equity financings, debt, and payments by our customers for use of our platform and related services. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

We intend to continue to make investments to support our business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur additional debt, the debt holders could have rights senior to holders of Series 1 common stock to make claims on our assets. The terms of any debt could restrict our operations, including our ability to pay dividends on our Series 1 common stock. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Series 1 common stock. Because our decision to issue securities in the future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Series 1 common stock and diluting their interest.

Insiders have substantial control over us, which may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

As of September 7, 2020, our directors, executive officers, and current beneficial owners of 5% or more of our voting securities and their respective affiliates beneficially owned, in the aggregate, approximately 56.9% of our outstanding Series 1 common stock. Further, Steven Murray, a member of our board of directors and the operating manager of the ultimate general partner of Revolution Growth, Lawrence Bohn, a member of our board of directors and a partner of General Catalyst Group, and Jeff Richards, a member of our board of directors and managing director of GGV Capital, beneficially owned an aggregate of approximately 14.1%, 15.1% and 4.5% of our Series 1 common stock, respectively, as of September 7, 2020. This significant concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

We have no current plans to pay cash dividends on our Series 1 common stock; as a result, you may not receive any return on investment unless you sell your Series 1 common stock for a price greater than that which you paid for it.

We have no current plans to pay dividends on our Series 1 common stock. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws. It will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions, and other factors that our board of directors may deem relevant. In addition, our ability to pay cash dividends is restricted by the terms of our debt financing arrangements, and any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, you may not receive any return on an investment in our Series 1 common stock unless you sell your Series 1 common stock for a price greater than that which you paid for it.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public or the expectations of investment analysts, the market price of our Series 1 common stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will comprise forward-looking statements, subject to the risks and uncertainties described in our other public filings and public statements. Our ability to provide this public guidance, and our ability to accurately forecast our results of operations, may be impacted by the COVID-19 pandemic. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Series 1 common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

We incur increased costs and are subject to additional regulations and requirements as a result of becoming a public company. This could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and related rules implemented by the SEC and Nasdaq. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are currently unable to estimate these costs with any certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance. We may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as our executive officers. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Series 1 common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

We are an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our Series 1 common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. While we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (1) presenting only two years of audited financial statements, (2) presenting only two years of related selected financial data and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, (3) an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley, (4) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (5) reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements, and proxy statements, and (6) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies.

We cannot predict whether investors will find our Series 1 common stock less attractive if we rely on these exemptions. If some investors find our Series 1 common stock less attractive as a result, there may be a less active trading market for our Series 1 common stock. The market price of our Series 1 common stock may be more volatile.

We will remain an emerging growth company until the earliest of: (1) the end of fiscal 2025, (2) the first fiscal year after our annual gross revenue exceed $1.07 billion, (3) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Series 1 common stock may decline.

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of Sarbanes-Oxley. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly, and complicated.

If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of Sarbanes-Oxley in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Series 1 common stock could decline. We could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Increases in interest rates may cause the market price of our Series 1 common stock to decline.

Interest rates are at or near record lows. Increases in interest rates may cause a corresponding decline in demand for equity investments. Any such increase in interest rates or reduction in demand for our Series 1 common stock resulting from other relatively more attractive investment opportunities may cause the market price of our Series 1 common stock to decline.

If securities or industry analysts do not publish research or reports about our business or publish negative reports, the market price of our Series 1 common stock could decline.

The trading market for our Series 1 common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If regular publication of research reports ceases, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our Series 1 common stock to decline. Moreover, if one or more of the analysts who cover us downgrades our Series 1 common stock or if our reporting results do not meet their expectations, the market price of our Series 1 common stock could decline.

Our management has broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

Our management has broad discretion in the application of a significant part of the net proceeds from our initial public offering. The failure by our management to apply these funds effectively could result in financial losses that could harm our business, cause the market price of our Series 1 common stock to decline, and delay the development of our operations. We may invest the net proceeds from our initial public offering in a manner that does not contribute to the growth and financial performance of our business, which would negatively impact the value of our Series 1 common stock.

You will be diluted by the future issuance of common stock, preferred stock or securities convertible into common or preferred stock, in connection with our incentive plans, acquisitions, capital raises or otherwise.

As of September 7, 2020, we had 62,563,651 million shares of Series 1 common stock and 5,050,555 million shares of Series 2 common stock outstanding. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, or debt securities convertible into equity or shares of preferred stock. Issuing additional shares of our capital stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Series 1 common stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Shares of preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Series 1 common stock. Additional shares of Series 2 common stock, if issued, may further dilute the economic rights of our Series 1 common stock. Holders of our Series 1 common stock are not entitled to receive economic consideration per share for their shares in excess of that payable to the holders of the then outstanding shares of Series 2 common stock in the event of a merger, consolidation or tender or exchange offer. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our Series 1 common stock bear the risk that our future offerings may reduce the market price of our Series 1 common stock and dilute their stockholdings in us.

We have reserved an aggregate of 6.7 million shares of Series 1 common stock for issuance under our 2013 Plan and 2020 Plan. Any Series 1 common stock that we issue, including under our 2013 Plan and 2020 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchased Series 1 common stock in our initial public offering.

If we or the pre-IPO investors sell additional shares of our Series 1 common stock, the market price of our Series 1 common stock could decline.

The sale of substantial amounts of shares of our Series 1 common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Series 1 common stock. These sales, or the possibility that these sales may occur, might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of September 7, 2020, we had a total of   62,563,651 shares of our Series 1 common stock outstanding and an additional 360,009 shares of our Series 1 common stock issuable upon the full exercise of our outstanding warrants. Of the outstanding 62,563,651 shares of Series 1 common stock, the 10,372,500 shares sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with the limitations described in “Shares Eligible for Future Sale.”

The remaining outstanding 52,191,151 shares of Series 1 common stock held by or issuable to our pre-IPO investors and management are subject to certain restrictions on resale. We, our officers, directors, and certain pre-IPO investors that collectively will own substantially all of such shares of Series 1 common stock (including shares issuable on exchange of Series 2 common stock) following this offering have signed lock-up agreements with the underwriters or are subject to comparable lock-up restrictions. Subject to certain customary exceptions, these agreements restrict the sale of the shares of our Series 1 common stock held for 180 days following the date of our Prospectus. Morgan Stanley & Co. LLC and Barclays Capital Inc., in their sole discretion, may release the securities subject to these lock-up agreements described above in whole or in part at any time prior to the expiration of the restrictive provisions contained in those lock-up agreements. Upon the expiration of the lock-up agreements, all of such shares of Series 1 common stock will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale, and other limitations under Rule 144. Commencing 180 days following our initial public offering, certain pre-IPO investors will have the right, subject to certain exceptions and conditions, to require us to register their shares of Series 1 common stock under the Securities Act, and they will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of Series 1 common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

As restrictions on resale end, the market price of our shares of Series 1 common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party.

Our amended and restated certificate of incorporation and amended and restated bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest, or other transaction that stockholders may consider favorable, include the following:

•	the division of our board of directors into three classes and the election of each class for three-year terms;
•	advance notice requirements for stockholder proposals and director nominations;
•	provisions limiting stockholders’ ability to call special meetings of stockholders, to require special meetings of stockholders to be called, and to take action by written consent;
•	restrictions on business combinations with interested stockholders;
•

in certain cases, the approval of holders representing at least 66 2⁄3% of the total voting power of the shares entitled to vote generally in the election of directors will be required for stockholders to adopt, amend or repeal our bylaws, or amend or repeal certain provisions of our certificate of incorporation;

•	no cumulative voting;
•	the required approval of holders representing at least 66 2⁄3% of the total voting power of the shares entitled to vote at an election of the directors to remove directors; and
•

the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our governing body.

These provisions of our amended and restated certificate of incorporation and amended and restated bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Series 1 common stock in the future, which could reduce the market price of our Series 1 common stock. For more information, see “Description of Capital Stock.”

The provision of our amended and restated certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware be the sole and exclusive forum for: (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director (including any director serving as a member of the Executive Committee), officer, agent or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the amended and restated certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. It further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum clauses described above shall not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction.

Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the period from April 1, 2020 through June 30, 2020, we issued an aggregate of 351 thousand shares of our common stock upon the exercise of stock options under our 2013 Plan at exercise prices ranging from $0.39 to $9.21 per share, for aggregate proceeds of $805 thousand.

On May 27, 2020, we granted an aggregate of 1,215,890 restricted stock unit to officers and employees under our 2013 plan, for aggregate proceeds of $0.

The issuances of the securities described above were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering, Regulation S of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

Use of Proceeds

On August 4, 2020, we completed our initial public offering (IPO), in which we issued and sold 7,877,500 shares of our Series 1 common stock, including 1,027,500 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. The IPO resulted in net proceeds of $175.8 million after deducting underwriting discounts and commissions. Existing stockholders sold an additional 2,495,000 shares of Series 1 common stock, including 325,435 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. Expected expenses incurred by us for the IPO were approximately $3.9 million and will be recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

There have been no material changes in the planned use of proceeds from our IPO from that described in the Prospectus except as set forth in the following sentence.  The Series F Dividend was finally calculated to be $12.8 million and was paid on or about August 12, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 10, 2020
3.2	Amended and Restated Bylaws of the registrant.	8-K	001-39423	3.2	August 10, 2020
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-239838	10.4	July 28, 2020
10.2+	BigCommerce Holdings, Inc. 2013 Amended and Restated Stock Plan.	S-1	333-239838	10.5	July 13, 2020
10.3+	BigCommerce Holdings, Inc. 2020 Equity Incentive Plan.	S-1/A	333-239838	10.6	July 28, 2020
10.4+	BigCommerce Holdings, Inc. 2020 Employee Stock Purchase Plan.	S-1	333-239838	10.7	July 28, 2020
10.5	Third Amended and Restated Loan and Security Agreement, dated February 28, 2020, by and among Silicon Valley Bank, the Registrant, BigCommerce, Inc., and BigCommerce PTY LTD ACN 107 422 631.	S-1	333-239838	10.8	July 13, 2020
10.6	Contingent Convertible Debt Agreement, dated October 27, 2017, by and among Silicon Valley Bank, the Registrant, BigCommerce, Inc., and BigCommerce PTY LTD ACN 107 422 631.	S-1	333-239838	10.9	July 13, 2020
10.7	2020 Contingent Convertible Debt Agreement, dated February 28, 2020, by and among Silicon Valley Bank, the Registrant, BigCommerce, Inc., and BigCommerce PTY LTD ACN 107 422 631.	S-1	333-239838	10.10	July 13, 2020
10.8	Mezzanine Loan and Security Agreement, dated February 28, 2020, by and among WestRiver Innovation Lending Fund VIII, L.P., the Registrant, BigCommerce, Inc., and BigCommerce PTY LTD ACN 107 422 631.	S-1	333-239838	10.11	July 13, 2020
10.9+	Offer Letter dated May 29, 2015, by and between the Registrant and Brent Bellm.	S-1	333-239838	10.12	July 13, 2020
10.10+	Amendment to Offer Letter dated February 12, 2019, by and between the Registrant and Brent Bellm.	S-1	333-239838	10.13	July 13, 2020
10.11+	Offer Letter dated May 10, 2018, by and between the Registrant and Lisa Pearson.	S-1	333-239838	10.14	July 13, 2020

10.12+	Offer Letter dated September 9, 2016, by and between the Registrant and Brian Dhatt.	S-1	333-239838	10.15	July 13, 2020
10.13+	Amendment to Offer Letter dated February 2, 2017, by and between BigCommerce, Inc. and Brian Dhatt.	S-1	333-239838	10.16	July 13, 2020
10.14*	Office Lease, dated November 20, 2012, by and between New TPG-Four Points, L.P. and BigCommerce, Inc.	S-1	333-239838	10.17	July 13, 2020
10.15*	First Amendment to Lease, dated February 5, 2018, by and between G&I VII Four Points LP and BigCommerce, Inc.	S-1	333-239838	10.18	July 13, 2020
10.16*	Second Amendment to Lease, dated October 4, 2018, by and between G&I VII Four Points LP and BigCommerce, Inc.	S-1	333-239838	10.19	July 13, 2020
10.17^	PayPal Commerce Platform Global Partner Agreement, dated January 1, 2020, by and among PayPal, Inc., PayPal Pte. Ltd, BigCommerce, Inc., BigCommerce Pty Ltd, BigCommerce UK Ltd, and BigCommerce Software Ireland Limited	S-1	333-239838	10.20	July 13, 2020
31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

†

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BigCommerce Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

*	Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

**	Filed herewith.
^	Portions of this exhibit have been omitted as we have determined that the information (i) is not material and (ii) would likely cause competitive harm to us if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BigCommerce Holdings, Inc.

Date: September 11, 2020	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Date: September 11, 2020	By:	/s/ Robert Alvarez
Robert Alvarez
Chief Financial Officer