Form 10-Q
period 2020-09-30
BigCommerce Holdings, Inc.
filed 2020-11-06
CIK 1626450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of September 30, 2020, the registrant had 62,756,186 shares of Series 1 common stock, $0.0001 par value per share and 5,050,555 shares of Series 2 common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

BigCommerce Holdings, Inc.

Consolidated Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Comprehensive Loss
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Condensed Consolidated Statements of Cash Flows
Notes to the Condensed Consolidated Financial Statements

BigCommerce Holdings, Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019

Assets
Current assets
Cash and cash equivalents	$178,846	$7,795
Restricted cash	1,133	1,355
Accounts receivable, net	21,458	15,548
Prepaid expenses and other assets	9,259	5,296
Deferred commissions	2,224	1,677
Total current assets	212,920	31,671
Property and equipment, net	7,242	8,241
Right-of-use-assets	12,345	14,065
Deferred commissions, net of current portion	2,995	2,087
Total assets	$235,502	$56,064
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$5,566	$3,881
Accrued liabilities	2,584	5,849
Deferred revenue	11,842	9,399
Current portion of long-term debt	11,895	2,363
Current portion of operating lease liabilities	3,074	2,718
Other current liabilities	17,516	9,704
Total current liabilities	52,477	33,914
Deferred revenue, net of current portion	1,127	1,492
Long-term debt, net of current portion	10,000	38,502
Operating lease liabilities, net of current portion	13,400	15,705
Total liabilities	77,004	89,613
Commitments and contingencies (Note 6)
Convertible preferred stock
Convertible preferred stock, $0.0001 par value; 10,000 and 102,030 shares authorized at September 30, 2020 and December 31, 2019, respectively; 0 shares and 102,030 shares issued and outstanding, at September 30, 2020 and December 31, 2019, respectively.	—	223,754

Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 500,000 shares Series 1 and, 5,051 shares Series 2 authorized at September 30, 2020 and 200,000 shares voting and 30,000 shares of non-voting authorized at December 31, 2019; 62,757, and 18,544 shares Series 1 and voting issued and, outstanding at September 30, 2020 and December 31, 2019, respectively, and 5,051 and 0 shares Series 2 and non-voting issued and, outstanding at September 30, 2020, and December 31, 2019, respectively.	7	2
Additional paid-in capital	457,681	17,244
Accumulated deficit	(299,190)	(274,549)
Total stockholders’ equity (deficit)	158,498	(257,303)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$235,502	$56,064

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue	$39,735	$28,264	$109,225	$81,083
Cost of revenue	8,593	6,806	23,910	18,958
Gross profit	31,142	21,458	85,315	62,125
Operating expenses:
Sales and marketing	19,328	15,346	51,893	45,445
Research and development	12,124	10,862	34,390	32,162
General and administrative	9,745	5,527	23,925	15,748
Total operating expenses	41,197	31,735	110,208	93,355
Loss from operations	(10,055)	(10,277)	(24,893)	(31,230)
Interest income	2	4	20	245
Interest expense	(741)	(359)	(2,655)	(1,129)
Change in fair value of financial instruments	—	—	4,413	—
Other expense	(75)	(86)	(238)	(163)
Loss before provision for income taxes	(10,869)	(10,718)	(23,353)	(32,277)
Provision for income taxes	(14)	7	6	21
Net loss	$(10,855)	$(10,725)	$(23,359)	$(32,298)
Dividends and accretion of issuance costs on Series F preferred stock	$2,732	$(1,865)	$(962)	$(5,417)
Net loss attributable to common stockholders	$(8,123)	$(12,590)	$(24,321)	$(37,715)
Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.70)	$(0.83)	$(2.13)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	49,355	17,959	29,145	17,681

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net loss	$(10,855)	$(10,725)	$(23,359)	$(32,298)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	—	14	—	14
Total comprehensive loss	$(10,855)	$(10,711)	$(23,359)	$(32,284)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2018	102,030	$216,446	17,445	$2	$13,261	$(224,725)	$(14)	$(211,476)
Exercise of stock options	—	—	96	—	132	—	—	132
Stock-based compensation	—	—	—	—	595	—	—	595
Accumulated dividend – Series F	—	1,736	—	—	—	(1,736)	—	(1,736)
Accretion of Series F issuance costs	—	18	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	(10,541)	—	(10,541)
Balance at March 31, 2019	102,030	$218,200	17,541	$2	$13,970	$(237,002)	$(14)	$(223,044)
Exercise of stock options	—	—	360	—	40	—	—	40
Stock-based compensation	—	—	—	—	821	—	—	821
Accumulated dividend – Series F	—	1,780	—	—	—	(1,780)	—	(1,780)
Accretion of Series F issuance costs	—	18	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	(11,032)	—	(11,032)
Balance at June 30, 2019	102,030	$219,998	17,901	$2	$14,813	$(249,814)	$(14)	$(235,013)
Exercise of stock options	—	—	206	—	299	—	—	299
Stock-based compensation	—	—	—	—	815	—	—	815
Accumulated dividend – Series F	—	1,846	—	—	—	(1,846)	—	(1,846)
Unrealized gain on investments	—	—	—	—	—	—	14	14
Accretion of Series F issuance costs	—	19	—	—	(19)	—	—	(19)
Net loss	—	—	—	—	—	(10,725)	—	(10,725)
Balance at September 30, 2019	102,030	$221,863	18,107	$2	$15,908	$(262,385)	$—	$(246,475)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2019	102,030	$223,754	18,544	$2	$17,244	$(274,549)	$—	$(257,303)
Exercise of stock options	—	—	448	—	404	—	—	404
Stock-based compensation	—	—	—	—	1,026	—	—	1,026
Accumulated dividend – Series F	—	1,727	—	—	—	(1,727)	—	(1,727)
Accretion of Series F issuance costs	—	18	—	—	(18)	—	—	(18)
Warrants issued in connection with debt	—	—	—	—	297	—	—	297
Adoption of new accounting standard - See Note 2	—	—	—	—	—	(364)	—	(364)
Net loss	—	—	—	—	—	(4,023)	—	(4,023)
Balance at March 31, 2020	102,030	$225,499	18,992	$2	$18,953	$(280,663)	$—	$(261,708)
Exercise of stock options	—	—	351	—	366	—	—	366
Exercise of warrants	—	—	35	—	126	—	—	126
Stock-based compensation	—	—	—	—	1,144	—	—	1,144
Accumulated dividend – Series F	—	1,935	—	—	—	(1,935)	—	(1,935)
Accretion of Series F issuance costs	—	18	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	(8,481)	—	(8,481)
Balance at June 30, 2020	102,030	$227,452	19,378	$2	$20,571	$(291,079)	$—	$(270,506)
Exercise of stock options	—	—	511	—	1,051	—	—	1,051
Exercise of warrants	—	—	349	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,868	—	—	2,868
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	7,878	1	171,128	—	—	171,129
Conversion of redeemable preferred stock to common stock upon initial public offering	(102,030)	(211,902)	34,442	3	211,899	—	—	211,902
Conversion of redeemable convertible debt to common stock upon initial public offering	—	—	5,250	1	50,172	—	—	50,173
Accumulated dividend – Series F	—	(2,744)	—	—	—	2,744	—	2,744
Payment of Series F Dividend	—	(12,814)	—	—	—	—	—	—
Accretion of Series F issuance costs	—	8	—	—	(8)	—	—	(8)
Net loss	—	—	—	—	—	(10,855)	—	(10,855)
Balance at September 30, 2020	—	—	67,808	$7	$457,681	$(299,190)	$—	$158,498

The accompanying notes are an integral part of these consolidated financial statements

BigCommerce Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine months ended September 30,	Nine months ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(23,359)	$(32,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,377	1,751
Amortization of discount on debt	480	41
Stock-based compensation	5,038	2,231
Allowance for credit losses	1,198	741
Accretion on discount to marketable securities	—	(69)
Change in fair value of financial instrument	(4,413)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,473)	(3,587)
Prepaid expenses	(3,675)	1,612
Deferred commissions	(1,454)	(2,482)
Accounts payable	1,685	(1,050)
Accrued and other current liabilities	4,319	2,920
Deferred revenue	2,077	(920)
Net cash used in operating activities	(23,200)	(31,110)
Cash flows from investing activities:
Purchase of property and equipment	(1,378)	(5,326)
Maturity of marketable securities	—	23,450
Net cash (used in) provided by investing activities	(1,378)	18,124
Cash flows from financing activities:
Proceeds from exercise of stock options	1,947	471
Payment of dividends	(12,814)	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	171,128	—
Proceeds from debt	41,861	8,591
Repayment of debt	(6,715)	(1,538)
Net cash provided by financing activities	195,407	7,524
Net change in cash and cash equivalents and restricted cash	170,829	(5,462)
Cash and cash equivalents and restricted cash, beginning of period	9,150	13,897
Cash and cash equivalents and restricted cash, end of period	$179,979	$8,435
Supplemental cash flow information:
Cash paid for interest	$1,519	$1,117
Noncash investing and financing activities:
Conversion of convertible preferred stock into common stock upon initial public offering	$211,902	$—
Conversion of convertible debt into common stock upon initial public offering	$50,173	$—

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

Stock Split and Initial Public Offering

On July 24, 2020, we filed with the Secretary of State of the State of Delaware an amendment to our certificate of incorporation that effected a one-for-three reverse stock split of our common stock. All common stock share and per share information for all periods presented has been adjusted to reflect the reverse stock split. The amendment to our certificate of incorporation adjusted the amount of our authorized shares to: 205,000,000 shares of Series 1 common stock, 45,000,000 shares of Series 2 common stock, and 109,030,573 shares of preferred stock. The common stock has a par value of $0.0001 per share. On July 24, 2020, concurrently with the effectiveness of the reverse stock split, the conversion prices applicable to our preferred stock were adjusted proportionately in accordance with our certificate of incorporation. The Series 1 common stock and Series 2 common stock numbers referenced herein and included in this Form 10-Q reflect this split.

On August 4, 2020, we completed our initial public offering (IPO), in which we issued and sold 7,877,500 shares of our Series 1 common stock, including 1,027,500 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. The IPO resulted in net proceeds of $171.1 million after deducting underwriting discounts, commissions and other offering costs. Existing stockholders sold an additional 2,495,000 shares of Series 1 common stock, including 325,435 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

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

In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2020.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires certain financial instruments to be recorded at fair value; requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods. Significant estimates, judgments, and assumptions in these consolidated financial statements include: allocating variable consideration for revenue recognition; the amortization period for deferred commissions; the allowance for credit losses; a determination of the deferred tax asset valuation allowance and the valuation of our common stock used to determine stock-based compensation expense prior to our IPO. Because of the use of estimates inherent in the financial reporting process and given the additional or unforeseen effects from the COVID-19 pandemic, actual results could differ from those estimates, and such differences could be material to our consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
(Unaudited, in thousands)	2020	2019	2020	2019
Revenue:
Americas – U.S.	$31,483	$22,842	$87,099	$66,022
Americas – other	1,422	949	3,827	2,722
EMEA	3,180	1,899	8,493	5,260
APAC	3,650	2,574	9,806	7,079
Total revenue	$39,735	$28,264	$109,225	$81,083

2. Summary of significant accounting policies (continued)

Long-lived assets by geographic region was as follows:

	September 30,	December 31,
(in thousands)	2020	2019
	(Unaudited)
Long-lived assets:
Americas – U.S.	$6,703	$7,699
Americas – other	—	—
EMEA	—	—
APAC	539	542
Total long-lived assets	$7,242	$8,241

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

Accounts receivable

Accounts receivable are stated at net realizable value and include unbilled receivables. Unbilled receivables arise primarily when we provide subscriptions services in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 60 days. The accounts receivable balance at September 30, 2020 and December 31, 2019 included unbilled receivables of $5.7 million and $4.0 million, respectively.

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

2. Summary of significant accounting policies (continued)

The allowance for credit losses consisted of the following:

(Unaudited, in thousands)
Balance at December 31, 2019	$1,167
Cumulative effect adjustment upon adoption	364
Provision for expected credit losses	589
Accounts written off	(236)
Balance at March 31, 2020	1,884
Provision for expected credit losses	355
Accounts written off	(583)
Balance at June 30, 2020	1,656
Provision for expected credit losses	254
Accounts written off	(49)
Balance at September 30, 2020	$1,861

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

2. Summary of significant accounting policies (continued)

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

   For the nine months ended September 30, 2020 and 2019 one of our strategic partners accounted for 15% and 13% of our revenue, respectively, and accounted for 20% of our accounts receivable balance at September 30, 2020.

Advertising costs

We expense advertising costs as incurred. Advertising costs were $9.0 million and $9.0 million for the nine months ended September 30, 2020 and 2019, respectively.

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

2. Summary of significant accounting policies (continued)

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

The following table disaggregates our revenue by major source:

	Three months ended September 30,		Nine months ended September 30,
(Unaudited, in thousands)	2020	2019	2020	2019
Subscription solutions	$26,545	$21,021	$74,041	$60,406
Partner and services	13,190	7,243	35,184	20,677
Total revenue	$39,735	$28,264	$109,225	$81,083

Subscription solutions

Subscription solutions revenue consists primarily of platform subscription fees from all plans. It also includes recurring professional services and sales of SSL certificates. Subscription solutions are charged monthly, quarterly, or annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Monthly subscription fees for Pro and Enterprise plans are adjusted if a customer’s gross merchandise volume or orders processed are above specified plan thresholds on a trailing twelve-month basis. For most subscription solutions arrangements, we have determined we meet the variable consideration allocation exception and, therefore, recognize fixed monthly fees or a pro-rata portion of quarterly or annual fees and any transaction fees as revenue in the month they are earned. A portion of our Enterprise subscription plans include an upfront promotional period in order to incentivize the customer to enter into a subscription arrangement. For these Enterprise arrangements, the total subscription fee is recognized on a straight-line basis over the term of the contract.

Professional services, which primarily consist of education packages, launch services, solutions architecting, implementation consulting, and catalog transfer services, are generally billed and recognized as revenue when delivered.

3. Revenue recognition and deferred costs (continued)

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

3. Revenue recognition and deferred costs (continued)

The net increase in the deferred revenue balance for the nine months ended September 30, 2020 is primarily due to increases in SaaS related subscriptions. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

As of September 30, 2020, we had $76.0 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. We expect to recognize approximately 53% of the remaining performance obligations as revenue in the following 12-month periods, and the remaining balance in the periods thereafter.

Deferred commissions

Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately four years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features. We include amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. We periodically review the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize an impairment of deferred commissions for the nine months ended September 30, 2020 and 2019 or the year ended December 31, 2019.

  Sales commissions of $2.9 million and $1.8 million were deferred for the nine months ended September 30, 2020 and 2019, respectively; and deferred commission amortization expense was $1.5 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively.

4. Fair value measurements

Financial instruments carried at fair value include cash and cash equivalents, restricted cash, marketable securities, and embedded put options. The carrying amount of accounts receivable approximates fair value due to their relatively short maturities.

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

We did not have any cash equivalents or marketable securities as of September 30, 2020 and December 31, 2019.

5. Property and equipment

Property and equipment, which includes software purchased or developed for internal use, is composed of the following:

	As of September 30,	As of December 31,
(in thousands)	2020	2019
	(Unaudited)
Computer software	$2,043	$1,788
Computer equipment	7,660	6,816
Furniture and fixtures	2,380	2,198
Leasehold improvements	7,935	7,834
	20,018	18,636
Less: accumulated depreciation and amortization	(12,776)	(10,395)
Property and equipment, net	$7,242	$8,241

 Depreciation expense on property and equipment was $2.4 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively and $0.7 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively.

6. Commitments, contingencies, and leases

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

Our certificate of incorporation and certain contractual arrangements provide for indemnification of our officers and directors for certain events or occurrences. We maintain a directors and officers insurance policy to provide coverage in the event of a claim against an officer of director. Historically, we have not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of September 30, 2020 or December 31, 2019.

Leases

We lease certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require us to pay taxes, insurance and maintenance costs. Renewal options were not included in the ROU asset and lease liability calculation.

Operating and short-term rent expenses was $0.9 million and $1.0 million for each of the three-month periods ended September 30, 2020 and 2019, respectively, and $2.7 million for both nine-month periods ended September 30, 2020 and 2019. Short-term rent expense was not material for any of the periods presented.

Supplemental lease information

Cash flow information (in thousands)	Nine months ended September 30,	Nine months ended September 30,
	2020	2019

Cash paid for operating lease liabilities	$2,684	$2,345
Right-of-use assets obtained in exchange for operating lease obligations	$—	$2,834

6. Commitments, contingencies, and leases (continued)

Operating lease information	Nine months ended September 30,	Nine months ended September 30,
	2020	2019

Weighted-average remaining lease-term	6.17	7.1
Weighted-average discount rate	5.46%	5.52%

The future maturities of operating lease liabilities are as follows:

(in thousands)	September 30, 2020

2020 (October 1st through December 31st)	$959
2021	3,903
2022	3,037
2023	2,459
2024	2,227
Thereafter	6,934
Total minimum lease payments	$19,519
Less imputed interest	(3,069)
Total lease liabilities	$16,450

7. Other liabilities

The following table summarizes the components of other current liabilities:

	As of September 30,	Year Ended December 31,
(in thousands)	2020	2019
	(Unaudited)
Sales tax payable	$644	$551
Payroll and payroll related expenses	13,324	6,126
Other	3,548	3,027
Other current liabilities	$17,516	$9,704

8. Debt

Convertible Term Loans

On October 27, 2017, we entered into a contingent convertible debt agreement (the “Convertible Term Loan”) with Silicon Valley Bank (“SVB”) providing for a term loan of $20.0 million. In conjunction with our IPO on August 5, 2020, the bank exercised its purchase right and repaid $1.1 million of previously paid principal This balance, combined with the unpaid principal balance of $18.9 was converted into 2,179,360 shares of Series 1 common stock. No further borrowings are allowed under this convertible debt agreement. Interest was calculated on the outstanding principal, with interest payable monthly. The initial interest rate was equal to the prime rate and changes to a rate of prime plus 2.0% on and after January 1, 2020, a rate of prime plus 4.0% on and after January 1, 2021, and a rate of prime plus 6.0% on and after January 1, 2022. The weighted-average effective interest rate was 5.8%, and 5.6% during the nine-month periods ended September 30, 2020 and 2019, respectively. Quarterly principal payments of $125 thousand were due and payable from June 1, 2018 through maturity.

On February 28, 2020 we entered into a contingent convertible term loan (the “2020 Convertible Loan”) with SVB, providing for a convertible term loan in an amount of $35.0 million. In conjunction with our IPO on August 5, 2020, the outstanding principal balance of $35 million was converted into 3,070,174 shares of Series 1 common stock. No further borrowings are allowed under this convertible debt agreement. Interest was calculated on the outstanding principal, with interest payable monthly. The 2020 Convertible Term Loan bears interest at (a) 4.5% prior to January 1, 2022, (b) 6.5% from January 1, 2022 and prior to January 1, 2023, (c) 8.5% from January 1, 2023 and prior to January 1, 2024, and (d) 10.5% from and after January 1, 2024.

 8. Debt (continued)

In addition to the conversion shares on the outstanding principal, this instrument required a deficiency payment if the value of the conversion shares does not meet an applicable required minimum return of (a) 1.25 if converted within 18 months of the agreement, (b) 1.32 if converted between 18 months and 24 months, and (c) 1.55 if converted between 24 months and maturity. The deficiency payment, at the election of the holder, would be settled either (i) by issuance of additional shares of common stock equal to the difference between the minimum return and the conversion value or (ii) in cash in a single installment in the amount of such difference. Management determined that the required minimum return as defined above represented, in substance, an embedded lenders’ put option designed to provide the investor with a fixed monetary amount, settleable in either additional shares or cash. Management determined that this put option should be separated and accounted for as a derivative primarily because the put option met the net settlement criterion and the settlement provisions were not consistent with a fixed-for-fixed equity instrument. Based on the value of the conversion shares issued to the bank upon completion of the IPO, we met the required minimum return under terms of the 2020 Convertible Term Loan and were not required to provide any additional shares or cash.

The put option, with an initial fair value of approximately $4.4 million, was recorded as a derivative liability on the accompanying balance sheet and a corresponding discount to the 2020 Convertible Term Loan. The discount was accreted to interest expense on the consolidated statement of operations over the term of the 2020 Convertible Term Loan using the effective interest method. The net balance outstanding under the terms of this agreement was netted against the outstanding principal balance upon conversion to Series 1 Common Stock upon completion of our IPO. We recorded interest expense related to this instrument of $0.1 million and $0.4 million during the three and nine-month periods ended September 30, 2020, respectively.

The estimated fair value of the put option was determined using a multi-scenario probability weighted expected return method analysis in which the future probability of exit events was weighted for its respective probability. Key assumptions included time to exit event, fair value of common stock, and a discount rate. At March 31, 2020, we determined the put option had no fair value due to an increase in market conditions that would make any amounts due under the redemption feature remote. As a result, we recorded a gain in the amount of $4.4 million in the three-month period ending March 31, 2020, which was recorded in the accompanying consolidated statements of operations.  This instrument was extinguished upon the conversion of the 2020 Convertible Term Debt upon completion of our IPO.

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

On February 28, 2020, we amended and restated our loan and security agreement (the “A&R Credit Facility”) with SVB. The A&R Credit Facility reduces the amount available under the Revolving Line by $5.0 million to $20.0 million with a further reduction in availability to $10.0 million scheduled for September 30, 2020. On September 29, 2020, we entered into an agreement with SVB to defer the reduction in amounts available under the Revolving Line from $20.0 million to $10.0 million from September 30, 2020 to December 31, 2020. We accounted for the February 28, 2020 amendment and restatement transaction as an extinguishment of debt pursuant to ASC 470-50. We recorded an immaterial loss on extinguishment during the nine-month period ended September 30, 2020.

The Revolving Line has a maturity date of October 27, 2021. The Revolving Line bore interest at a rate equal to the prime rate, and the weighted-average effective interest rate was 3.7%, and 5.6% for the nine months ended September 30, 2020 and 2019, respectively. Interest is calculated on the outstanding principal and is payable monthly. As of September 30, 2020, and December 31, 2019, we had $20.0 million, and $18.5 million outstanding under the Revolving Line, respectively.

Borrowings from the 2018 Term Loan mature 36 months after each draw. The 2018 Term Loan bore interest at a rate equal to the prime rate plus 0.25% and, the weighted-average effective interest rate was 4.3%, and 5.8% for the nine months ended September 30, 2020 and 2019, respectively. Interest is calculated on the outstanding principal and is payable monthly. Monthly principal payments commenced on October 1, 2018 with a maturity date of October 1, 2021. The principal amortizes equally from the time of the draw to the maturity date. As of September 30, 2020, and December 31, 2019, we had $1.9 million, and $3.3 million outstanding under the 2018 Term Loan, respectively.

8. Debt (continued)

In conjunction with our entry into the A&R Credit Facility, our financial covenants were amended. We are required to maintain a revenue growth rate of 118% each quarter compared to the same quarter in the prior year. The other covenant requires us to maintain a minimum liquidity ratio of 1.5:1. The liquidity ratio is calculated as unrestricted and unencumbered cash plus sixty percent of net accounts receivable to balance outstanding under the Revolving Line. We were in compliance with all covenants as of September 30, 2020.

Mezzanine Facility Loan

On February 28, 2020, we entered into a mezzanine loan and security agreement (the “Mezzanine Facility”) with WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”) providing for a term loan of $10.0 million. The Mezzanine Facility maturity date is March 1, 2023. Our obligations under the Mezzanine Facility are secured by substantially all of our assets. The Mezzanine Facility contains restrictive covenants, including limits on additional indebtedness, liens, asset dispositions, dividends, investments, and distributions. Borrowings under the Mezzanine Facility bear interest at the greater of (i) 10.0% or (ii) the prime rate then in effect plus 5.25%. Interest is calculated on the outstanding principal on a 360-day year basis, payable monthly. As of September 30, 2020, we had no balance outstanding under this agreement and our ability to draw under the Mezzanine Facility terminated. We formally terminated the Mezzanine Facility effective as of November 6, 2020.

In connection with the Mezzanine Facility, we issued warrants to purchase up to 99,000 shares of common stock with an exercise price of $9.21 per share with the warrants expiring on March 1, 2023. The warrant was exercisable for half of the shares. The warrant did not become exercisable for the remaining half of the shares because we did not draw down under the Mezzanine Facility and our ability to draw down under the Mezzanine Facility terminated. The portion of the warrant that was exercisable was exercised in August 2020 and the portion that did not become exercisable terminated upon the termination of the Mezzanine Facility.

Upon issuance of the warrants, we recorded the fair value of the first tranche of warrants at $0.3 million. The value of the warrants issued was recorded as a discount on the carrying value of the debt instruments, which was amortized to interest expense over the life of the debt instruments as an adjustment to (increase in) the effective interest rate.

Debt fees

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount from the debt carrying amount and are being amortized to interest expense over the life of the debt. Interest expense related to debt discount amortization was not material for any of the periods presented. Net unamortized fees were not material as of September 30, 2020.  Net unamortized fees as of December 31, 2019 amounted to $0.9 million.

9. Stockholders’ equity (deficit)

Equity Incentive Plans – Stock Options

During the nine months ended September 30, 2020, the Company granted an aggregate of 1,352,000 shares of stock options, with a weighted average exercise price of $14.44 per share. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions (i) expected term of 6.0 years, (ii) expected volatility of 50%, (iii) risk-free interest rate .71% and (iv) expected dividend yield of 0%.

As of September 30, 2020, there was $10.9 million of unamortized stock-based compensation cost related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.8 years.

Restricted Stock Units

In May 2020, our board of directors granted an aggregate of 1,216,000 RSUs to officers and employees pursuant to the 2013 Plan with a per share fair value of $15.51. The RSUs vest and settle upon the satisfaction of both a service condition and a liquidity event condition. The service condition for the awards is satisfied over four years. The liquidity event condition is satisfied upon the occurrence of a qualifying event, defined as the effectiveness of an initial public offering or the consummation of a change of control transaction.  The qualifying event occurred on August 5, 2020 with the completion of our IPO and the RSU’s vest over the remaining service period of 4 years from the date of grant, subject to the continued employment of the employees.

9. Stockholders’ equity (deficit) (continued)

In September 2020, we began issuing RSU’s to certain employees pursuant to the BigCommerce Holdings, Inc. 2020 Equity Incentive Plan (“2020 Plan”). During the nine months ended September 30, 2020, we granted an aggregate of 147,000 RSUs with a weighted grant-date fair value of $87.79. The RSUs vest over the requisite service period of 4 years from the date of grant, subject to the continued employment of the employees.

As of September 30, 2020, there was $13.6 million of unamortized stock-based compensation costs related to unvested RSUs, which the Company expects to recognize over a weighted-average period of 3.7 years.

Stock-based compensation expense was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$179	$62	$334	$121
Sales and marketing	871	241	1,511	572
Research and development	582	186	1,216	415
General and administrative	1,236	326	1,977	1,123
Total stock-based compensation expense	$2,868	$815	$5,038	$2,231

Preferred stock

As of December 31, 2019, we had six outstanding series of redeemable convertible preferred stock. These preferred shares were classified as temporary equity within the Company’s consolidated balance sheet as of December 31, 2019. Immediately upon closing of our IPO, the outstanding preferred stock was automatically converted into an aggregate of 29,390,733 shares of Series 1 common stock and 5,050,555 shares of Series 2 common stock. Under the terms of Series F preferred stock, dividends were required to be paid at 10 percent, which could be adjusted for the holder’s actual rate of return upon redemption. Upon completion of our IPO with an offering price of $24 per share, we met the threshold for a reduction of dividends and reduced the required dividend rate to 8 percent. Due to this reduction in rate, we recorded a dividend benefit for the three-month period ended September 30, 2020. We utilized a portion of the proceeds from the IPO to pay the cumulative dividends of $12.8 million to the holders of our Series F preferred stock. As of September 30, 2020, there was no preferred stock issued or outstanding.

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

The effective tax rates for the three months ended September 30, 2020 and 2019 were 0.13 % and (0.07) % respectively. The effective tax rates for the nine months ended September 30, 2020 and 2019 were (0.03) % and (0.07) % respectively.

We file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions including the Australia and the United Kingdom. We believe adequate provision has been made for all income tax uncertainties. We are not currently under audit in any filing jurisdiction. Fiscal years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject. Carry forward attributes that were generated in tax years prior to fiscal year 2016 remain open to adjustment until the statute of limitations closes for the tax year in which the attributes are utilized.

11. Net loss per share

Net loss per share

Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. Holders of Series F preferred stock were entitled to receive cumulative dividends at the annual rate of 10% compounded quarterly payable prior and in preference to any dividends on any shares of our common stock, subject to certain adjustments as set forth in our certificate of incorporation. In the event a dividend is paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). Accordingly, all of our outstanding series of preferred stock were considered to be participating securities. The holders of our preferred stock did not have a contractual obligation to share in our losses; therefore, no amount of total undistributed loss was allocated to preferred stock. Net loss attributable to common stockholders is calculated as net loss less current period preferred stock dividends.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because we have reported a net loss for both the three and nine-months ended September 30, 2020, and 2019, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three months ended September 30,		Nine months ended September 30,
(Unaudited, in thousands)	2020	2019	2020	2019
Preferred stock as-converted	—	34,442	—	34,442
Stock options outstanding	9,391	9,422	9,391	9,422
Restricted stock units	1,363	—	1,363	—
Warrants to purchase common stock	—	364	—	364
Convertible debt	—	2,180	—	2,180
Total potentially dilutive securities	10,754	46,408	10,754	46,408

12. Subsequent events

On November 3, 2020, the Company terminated the Mezzanine Facility effective as of November 6, 2020.  The Mezzanine Facility remained undrawn as of September 30, 2020 at the expiration of the draw period and was terminated as a result of such expiration.

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. As of September 30, 2020, we served approximately 60,000 online stores across industries in approximately 150 countries.

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

•	2020: BigCommerce completes its initial public offering (“IPO”) of its Series 1 common stock resulting in net proceeds of $171.1 million.

Our business has experienced strong growth. Our annual revenue run-rate (“ARR”) reached $128.5 million as of December 31, 2019, and $167.0 million as of September 30, 2020. Our ARR growth rate increased from 22.3% in 2018 to 25.8% in 2019 and from 25.8% for the three months ended September 30, 2019 to 37.6% for the three months ended September 30, 2020. Our revenue growth rate increased from 22.0% in 2019 to 40.6% in the three months ended September 30, 2020. During the three months ended September 30, 2019 and 2020, our revenue was $28.3 million and $39.7 million, respectively. During the nine months ended September 30, 2019 and 2020, our revenue was $81.1 million and $109.2 million, respectively. Our gross margin was 75.9% in 2019, and 75.9% and 78.4% for the three months ended September 30, 2019 and 2020, respectively, and 76.6% and 78.1% for the nine months ended September 30, 2019 and 2020, respectively. We had net losses of $42.6 million in 2019, $10.7 million and $10.9 million in the three months ended September 30, 2019 and 2020, respectively, and $32.3 million and $23.4 million in the nine months ended September 30, 2019 and 2020, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key business metrics—Annual revenue run-rate” for a description of how we calculate ARR.

In addition, as a result of the global travel restrictions and stay-at-home or similar orders in effect due to the COVID-19 pandemic, our sales and marketing, research and development, and general and administrative expenses declined as a percentage of revenue in the nine months ended September 30, 2020. We expect these percentages to return to historical levels as these restrictions are lifted.

On August 4, 2020, we completed our IPO, in which we issued and sold 7,877,500 shares of our Series 1 common stock, including 1,027,500 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. The IPO resulted in net proceeds of $171.1 million after deducting underwriting discounts, commissions and other offering costs. An additional result of the IPO was the conversion of our 2017 and 2020 Term Loans to Series 1 Common Stock resulting in a $53.9 million reduction in the principal of our outstanding long-term debt.

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

Accounts with greater than $2,000 ACV

We track the total number of accounts with annual contract value (“ACV”) greater than $2,000 (the “ACV threshold”) as of the end of a monthly billing period. To define this $2,000 ACV cohort, we include only subscription plan revenue and exclude partner and services revenue and recurring services revenue. We consider all stores added and subtracted as of the end of the monthly billing period. This metric includes accounts that may have either one single store above the ACV threshold or multiple stores that together exceed the ACV threshold. Accordingly, this cohort would include: (1) customers on Enterprise plans, (2) customers on Pro plans, and (3) customers with multiple plans that together exceed the ACV threshold. As of September 30, 2020, accounts above the ACV threshold represented 81% of our ARR, up from 77% as of September 30, 2019.

Average revenue per account

We calculate average revenue per account (“ARPA”) for accounts above the ACV threshold at the end of a period by including customer-billed revenue and an allocation of partner and services revenue. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of March 31, 2019 includes all subscription solutions and professional services billed between January 1, 2019 and March 31, 2019. We allocate partner revenue primarily based on each customer’s share of GMV processed through that partner’s solution. For partner revenue that is not directly linked to customer usage of a partner’s solution, we allocate such revenue based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality. As of September 30, 2020, the ARPA for accounts above the ACV threshold was $13,792, up from $10,512 as of September 30, 2019.

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

The chart below illustrates certain of our key business metrics as of or for the three months ended for each of the dates presented, as applicable.

	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
ARR (in thousands)	$121,346	$128,522	$137,080	$151,814	$167,022
Accounts with ACV greater than $2,000	8,918	9,090	8,988	9,378	9,777
% of ARR attributable to accounts with ACV greater than $2,000	77%	78%	79%	80%	81%
ARPA attributable to accounts with ACV greater than $2,000	$10,512	$11,098	$12,094	$12,936	$13,792

Enterprise accounts

In addition to tracking our key business metrics identified above, we periodically measure ARR for accounts with at least one unique Enterprise plan subscription (“enterprise accounts”). These accounts may have more than one Enterprise plan or a combination of Enterprise plans and Essentials plans. Enterprise account ARR grew 44% to $66.7 million in 2019 and represented 52% of ARR as of December 31, 2019. As of September 30, 2020, enterprise account ARR grew 48% year-over-year to $89.8 million, up from $60.7 million as of September 30, 2019. Enterprise accounts represented 54% and 50% of ARR as of September 30, 2020 and 2019, respectively.

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

Results of operations

The following table sets forth our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$39,735	$28,264	$109,225	$81,083
Cost of revenue(1)	8,593	6,806	23,910	18,958
Gross profit	31,142	21,458	85,315	62,125
Operating expenses:
Sales and marketing(1)	19,328	15,346	51,893	45,445
Research and development(1)	12,124	10,862	34,390	32,162
General and administrative(1)	9,745	5,527	23,925	15,748
Total operating expenses	41,197	31,735	110,208	93,355
Loss from operations	(10,055)	(10,277)	(24,893)	(31,230)
Interest income	2	4	20	245
Interest expense	(741)	(359)	(2,655)	(1,129)
Change in fair value of financial instrument	—	—	4,413	—
Other expense	(75)	(86)	(238)	(163)
Loss before provision for income taxes	(10,869)	(10,718)	(23,353)	(32,277)
Provision for income taxes	(14)	7	6	21
Net loss	$(10,855)	$(10,725)	$(23,359)	$(32,298)

(1)	Includes stock-based compensation expense as follows:
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$179	$62	$334	$121
Sales and marketing	871	241	1,511	572
Research and development	582	186	1,216	415
General and administrative	1,236	326	1,977	1,123
Total stock-based compensation expense	$2,868	$815	$5,038	$2,231

Revenue by geographic region

The composition of our revenue by geographic region during the three and nine months ended September 2020 and 2019 were as follows:

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Americas – U.S.	$31,483	$22,842	$8,641	37.8	$87,099	$66,022	$21,077	31.9
Americas – other	1,422	949	473	49.8	3,827	2,722	1,105	40.6
EMEA	3,180	1,899	1,281	67.5	8,493	5,260	3,233	61.5
APAC	3,650	2,574	1,076	41.8	9,806	7,079	2,727	38.5
Total Revenue	$39,735	$28,264	$11,471	40.6	$109,225	$81,083	$28,142	34.7

Adjusted EBITDA

In addition to our consolidated statements of operations data as determined in accordance with GAAP, we believe the following non-GAAP measure is useful in evaluating our business performance.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Adjusted EBITDA	$(6,563)	$(8,913)	$(17,716)	$(27,411)

	As of September 30,	As of December 31,
	2020	2019
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$178,846	$7,795
Working capital (1)	160,443	(2,243)
Total assets	235,502	56,064
Total liabilities	77,004	89,613
Convertible preferred stock	-	223,754
Total stockholders' (deficit) equity	158,498	(257,303)

(1)	We define working capital as current assets less current liabilities.

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

Reconciliation of net loss to Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net loss	$(10,855)	$(10,725)	$(23,359)	$(32,298)
Stock-based compensation expense	2,868	815	5,038	2,231
Depreciation and amortization	699	635	2,377	1,751
Interest income	(2)	(4)	(20)	(245)
Interest expense	741	359	2,655	1,129
Change in fair value of financial instrument	—	—	(4,413)	—
Provision for income taxes	(14)	7	6	21
Adjusted EBITDA	$(6,563)	$(8,913)	$(17,716)	$(27,411)

Comparison of the three and nine months ended September 30, 2020 and September 30, 2019

Revenue

The components of our revenue during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Revenue
Subscription solutions	$26,545	$21,021	$5,524	26.3%	$74,041	$60,406	$13,635	22.6%
Partner and services	13,190	7,243	5,947	82.1%	35,184	20,677	14,507	70.2%
Total revenue	$39,735	$28,264	$11,471	40.6%	$109,225	$81,083	$28,142	34.7%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. Revenue increased $11.5 million, or 40.6%, to $39.7 million for the three months ended September 30, 2020 from $28.2 million for the three months ended September 30, 2019, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $5.5 million, or 26.3%, to $26.5 million for the three months ended September 30, 2020 from $21.0 million for the three months ended September 30, 2019, primarily due to growth in subscription sales. Partner and services revenue increased $5.9 million, or 82.1%, to $13.2 million for the three months ended September 30, 2020 from $7.2 million for the three months ended September 30, 2019, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. Revenue increased $28.1 million, or 34.7%, to $109.2 million for the nine months ended September 30, 2020 from $81.1 million for the nine months ended September 30, 2019, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $13.6 million, or 22.6%, to $74.0 million for the nine months ended September 30, 2020 from $60.4 million for the nine months ended September 30, 2019, primarily due to growth in subscription sales. Partner and services revenue increased $14.5 million, or 70.2%, to $35.2 million for the nine months ended September 30, 2020 from $20.7 million for the nine months ended September 30, 2019, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Cost of revenue, gross profit, and gross margin

Cost of revenue, gross profit, and gross margin during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$8,593	$6,806	$1,787	26.3	$23,910	$18,958	$4,952	26.1
Gross profit	$31,142	$21,458	$9,684	45.1	$85,315	$62,125	$23,190	37.3
Gross margin	78.4%	75.9%			78.1%	76.6%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. Cost of revenue increased $1.8 million, or 26.3%, to $8.6 million for the three months September 30, 2020 from $6.8 million for the three months ended September 30, 2019, primarily as a result of higher hosting costs resulting from increased transactions processed of $0.6 million and higher personnel costs, including stock-based compensation expense amounting to $1.2 million. Gross margin increased to 78.4% during the three months ended September 30, 2020 from 75.9% during the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. Cost of revenue increased $5.0 million, or 26.1%, to $23.9 million for the nine months ended September 30, 2020 from $19.0 million for the nine months ended September 30, 2019, primarily as a result of higher hosting costs resulting from increased transactions processed of $1.8 million and higher personnel costs, including stock-based compensation expense amounting to $2.7 million. Gross margin increased to 78.1% during the nine months ended September 30, 2020 from 76.6% during the nine months ended September 30, 2019.

Operating expenses

Sales and marketing

Sales and marketing expenses during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$19,328	$15,346	$3,982	25.9	$51,893	$45,445	$6,448	14.2
Percentage of revenue	48.6%	54.3%			47.5%	56.0%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. Sales and marketing expenses increased $4.0 million, or 25.9%, to $19.3 million for the three months ended September 30, 2020 from $15.3 million for the three months ended September 30, 2019, primarily due to higher staffing costs, including stock-based compensation expense and other employee related costs of $3.6 million and higher variable marketing costs of $0.9 million offset by a reduction in travel and other event related expenditures of $0.5 million. As a percentage of total revenue, sales and marketing expenses decreased to 48.6% during the three months ended September 30, 2020 from 54.3% during the three months ended September 30, 2019, primarily due to increased operating leverage from revenue growth.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. Sales and marketing expenses increased $6.4 million, or 14.2%, to $51.9 million for the nine months ended September 30, 2020 from $45.4 million for the nine months ended September 30, 2019, primarily due to higher staffing costs, including stock-based compensation expense and bonuses of $8.6 million offset by a reduction in travel related expenditures of $0.9 million and a reduction in marketing expenditures of $1.2 million due to shifts in event timing due to the COVID-19 pandemic. As a percentage of total revenue, sales and marketing expenses decreased to 47.5% during the nine months ended September 30, 2020 from 56.0% during the nine months ended September 30, 2019, primarily due to increased operating leverage from revenue growth.

Research and development

Research and development expenses during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$12,124	$10,862	$1,262	11.6	$34,390	$32,162	$2,228	6.9
Percentage of revenue	30.5%	38.4%			31.5%	39.7%

Research and development expenses increased $2.2 million, or 6.9%, to $34.4 million for the nine months ended September 30, 2020 from $32.2 million for the nine months ended September 30, 2019, primarily due to higher staffing costs. but declined as a percentage of revenue. This decline reflects our leverage of previous enhancements to our platform capabilities and prior development of new product offerings. By opening and expanding an engineering center in Kyiv, Ukraine in 2019, we increased our lower-cost development capacity driving leverage in research and development spend as a percentage of revenue.

General and administrative

General and administrative expenses during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$9,745	$5,527	$4,218	76.3	$23,925	$15,748	$8,177	51.9
Percentage of revenue	24.5%	19.6%			21.9%	19.4%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. General and administrative expenses increased $4.2 million, or 76.3%, to $9.7 million for the three months ended September 30, 2020 from $5.5 million for the three months ended September 30, 2019. The increase was primarily due to increased staffing and fees associated with preparation for our initial public offering amounting to $3.4 million.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. General and administrative expenses increased $8.2 million, or 51.9%, to $23.9 million for the nine months ended September 30, 2020 from $15.7 million for the nine months ended September 30, 2019. The increase was primarily due to increased staffing and fees and additional public company compliance costs amounting to $6.8 million.

Interest income

Interest income was insignificant for the three and nine-month periods ended September 30, 2020 and 2019.

Interest expense

Interest expense increased $0.3 million, or 75.0%, to $0.7 million for the three months ended September 30, 2020 from $0.4 million for the three months ended September 30, 2019, and increased $1.6 million, or 145.5%, to $2.7 million for the nine months ended September 30, 2020 from $1.1 million for the nine months ended September 30, 2019, primarily as a result of increased bank borrowings used to fund operations.

Change in fair value of financial instrument

The increase of $4.4 million in the fair value of financial instrument for the nine months ended September 30, 2020 was the result of a change in fair value of the embedded lenders’ put option on our 2020 Convertible Term Loan.

Other expense

Other expense was insignificant for the three and nine-month periods ended September 30, 2020 and 2019.

Provision for income taxes

Our provision for income taxes was insignificant in the three and nine-months ended September 30, 2020 and 2019.

Liquidity and capital resources

We have incurred losses since our inception. Prior to our IPO, our operations have been financed primarily through net proceeds from the sale of convertible preferred stock and borrowings under our debt instruments. As of September 30, 2020, we had an accumulated deficit of $299.2 million, working capital of $160.4 million, $180.0 million in cash and cash equivalents and restricted cash, and no availability under our A&R Credit Facility.

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

On August 4, 2020, we completed our IPO, in which we issued and sold 7,877,500 shares of our Series 1 common stock, including 1,027,500 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. The IPO resulted in net proceeds of $171.1 million after deducting underwriting discounts, commissions and other offering costs. An additional result of the IPO was the conversion of our 2017 and 2020 Term Loans to Series 1 Common Stock resulting in a $53.9 million reduction in the principal of our outstanding long-term debt.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net cash used in operating activities	$(6,206)	$(9,953)	$(23,200)	$(31,110)
Net cash (used in) provided by investing activities	$(333)	$(1,257)	$(1,378)	$18,124
Net cash provided by financing activities	$160,007	$4,701	$195,407	$7,524
Net increase (decrease) in cash, cash equivalents and restricted cash	$153,468	$(6,509)	$170,829	$(5,462)

As of September 30, 2020, we had $180.0 million in cash, cash equivalents, and restricted cash, an increase of $171.6 million compared to $8.4 million as of September 30, 2019. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Restricted cash consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. We maintain cash account balances in excess of FDIC-insured limits.

Operating activities

Net cash used in operating activities for the three months ended September 30, 2020 and 2019 was $6.2 million and $10.0 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, debt discount amortization, bad debt expense, and the effect of changes in working capital.

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 was $23.2 million and $31.1 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, debt discount amortization, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the three months ended September 30, 2020 and 2019 was $0.3 million and $1.3 million, respectively. It consisted primarily of purchases of property and equipment of $0.3 million and $1.3 million for 2020 and 2019, respectively.

Net cash used in investing activities during the nine months ended September 30, 2020 was $1.4 million. It consisted primarily of purchases of property and equipment of $1.4 million.

Net cash provided by investing activities during the nine months ended September 30, 2019 was $18.1 million. It consisted primarily of purchases of property and equipment of $5.4 million, offset by proceeds from the maturities and sale of marketable securities of $23.5 million.

Financing activities

Net cash provided by financing activities during the three months ended September 30, 2020 and 2019 was $160.0 million and $4.7 million, respectively. In the three months ended September 30, 2020, the issuance of common stock upon initial public offering, net of underwriting discounts, commissions and other offering costs provided $171.1 million. Proceeds from the issuance of shares of Series 1 common stock pursuant to the exercise of stock options and from debt and line of credit provided $1.0 million and $1.1 million, respectively. This was partially offset by the payment of dividends and repayment of debt amounting to $12.8 million and $0.5 million, respectively. In the three months ended September 30, 2019, bank borrowings and proceeds from the issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $4.9 million and $0.3 million, respectively, which was partially offset by debt repayments of $0.5 million.

Net cash provided by financing activities during the nine months ended September 30, 2020 and 2019 was $195.4 million and $7.5 million, respectively. In the nine months ended September 30, 2020, initial public offering proceeds, net of offering costs, provided $171.1 million, bank borrowings provided $41.9 million and issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $1.9 million, which was partially offset by the payment of dividends and repayment of debt for $12.8 million and $6.7 million, respectively. In the nine months ended September 30, 2019, bank borrowings provided $8.5 million, and issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $0.5 million, partially offset by debt repayments of $1.5 million.

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

In February 2020, we entered into the A&R Credit Facility, which amended and restated the Credit Facility. Among other amendments, the A&R Credit Facility reduced the amount available under the Revolving Line by $5.0 million to $20.0 million, effective concurrent with the funding of the 2020 Convertible Term Loan. We entered into a first amendment to the A&R Credit Facility on September 29, 2020, which delayed the planned decrease in the Revolving Line to $10.0 million until December 31, 2020. As of September 30, 2020, we had $20.0 million outstanding under the Revolving Line and $1.9 million outstanding under the 2018 Term Loan, respectively. We were in compliance with all A&R Credit Facility covenants as of September 30, 2020. Our obligations under the A&R Credit Facility are secured by substantially all of our assets.

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

Borrowings under the Revolving Line bear interest at the greater of the prime rate then in effect or 3.25%. Borrowings under the 2018 Term Loan bear interest at the prime rate plus 0.25%. Interest under the A&R Credit Facility is calculated on a 360-day year basis and is payable monthly. The weighted-average interest rate was 3.7% and 5.3% for the Revolving Line for the nine months ended September 30, 2020, and the year ended December 31, 2019, respectively. The weighted-average interest rate was 4.3% and 5.3% for the 2018 Term Loan, for the nine months ended September 30, 2020, and the year ended December 31, 2019, respectively. The A&R Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate of 0.25% per annum on the daily undrawn balance of the Revolving Line.

Mezzanine facility

On February 28, 2020, we entered into a mezzanine loan and security agreement (the “Mezzanine Facility”) with WestRiver Innovation Lending Fund VIII, L.P. providing for a term loan of $10.0 million with a draw period that expired on September 30, 2020. The Mezzanine Facility maturity date is March 1, 2023. Our obligations under the Mezzanine Facility are secured by substantially all of our assets. The Mezzanine Facility contains restrictive covenants, including limits on additional indebtedness, liens, asset dispositions, dividends, investments, and distributions. We were in compliance with all Mezzanine Facility covenants as of September 30, 2020. The Mezzanine Facility remained undrawn as of September 30, 2020 at the expiration of the draw period and was terminated as a result of such expiration.  We formally terminated the Mezzanine Facility effective as of November 6, 2020.

Borrowings under the Mezzanine Facility bear interest at the greater of (i) 10.0% or (ii) the prime rate then in effect plus 5.25%. Interest is calculated on the outstanding principal on a 360-day year basis, payable monthly. We have not drawn any amounts under the Mezzanine Facility.

Contractual obligations

Our principal commitments consist of (1) obligations under our A&R Credit Facility, (2) operating leases for office space, and (3) purchase obligations with certain technology providers used to host our platform. The following table summarizes our commitments to settle contractual obligations as of September 30, 2020.

		Payments Due by Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(in thousands)
Long term debt obligations	$21,901	$11,901	$10,000	$—	$—
Lease obligations	19,519	959	6,941	4,685	6,934
Purchase obligations	8,387	175	8,212	—	—
Total contractual obligations	$49,807	$13,035	$25,153	$4,685	$6,934

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020 or December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents, restricted cash, and marketable securities consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. As of September 30, 2020, we held no investments in marketable securities.

In October 2017, we entered into the Credit Facility, which we amended and restated in February 2020. As of September 30, 2020, we had borrowings of $20.0 million outstanding under the Revolving Line, and $1.9 million outstanding under the 2018 Term Loan. Borrowings under the Revolving Line bear interest at the greater of the prime rate then in effect or 3.25%, and borrowings under the 2018 Term Loan bear interest at the prime rate then in effect plus 0.25%. Based upon the balance outstanding as of September 30, 2020, for every 100 basis point increase in the applicable base rate, we would incur approximately $0.2 million and $0.02 million of additional annual interest expense for the Revolving Line and the 2018 Term Loan, respectively. We currently do not hedge interest rate exposure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A. Risk Factors.

The following section discusses material risks and uncertainties that could adversely affect our business and financial condition. Investing in our Series 1 common stock involves substantial risks. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

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

We have not yet achieved profitability. We incurred net losses of $42.6 million and $23.4 million for the year ended December 31, 2019 and the nine months ended September 30, 2020, respectively, as compared to $38.9 million and $32.3 million for the year ended December 31, 2018 and the nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $299.2 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest in sales and marketing efforts, research and development, and expansion into new geographies. In addition, we expect to incur significant additional legal, accounting, and other expenses related to our being a public company as compared to when we were a private company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

Our future revenue and operating results will be harmed if we are unable to acquire new customers, retain existing customers, expand sales to our existing customers, or develop new functionality for our platform that achieves market acceptance, or the increase in ecommerce during the COVID-19 pandemic fails to continue after the pandemic ends.

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

As reported by the U.S. Department of Commerce, U.S. ecommerce grew more than 30% between the first and second quarters of 2020 as a result of changes in consumer behavior due to the COVID-19 pandemic. We were a beneficiary of this trend but there are no assurances this trend will continue. In response to the COVID-19 pandemic, governments have instituted lockdown, social distancing, and similar measures to slow infection rates. These restrictions have prompted shifts from physical commerce to ecommerce, which has increased usage of our services. After the COVID-19 pandemic has abated, our customers’ stores may experience decreases or decreased growth rates in transactions, which would negatively affect our business, financial condition, and operating results. We may experience decreases or decreased growth rates in sales of new store subscriptions to customers, which would negatively affect our business, financial condition and operating results.

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

The COVID-19 pandemic, the measures attempting to contain and mitigate the effects of the COVID-19 pandemic, including stay-at-home, business closure, and other restrictive orders, and the resulting changes in consumer behaviors, have disrupted our normal operations and impacted our employees, suppliers, partners, and customers. We expect these disruptions and impacts to continue. In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business, including transitioning employees across all our offices (including our corporate headquarters) to remote work-from-home arrangements and imposing travel and related restrictions. While we believe these actions were reasonable and necessary as a result of the COVID-19 pandemic, they were disruptive to our business and could adversely impact our results of operations. Given the continued spread of COVID-19 and the resultant personal, economic, and governmental reactions, we may have to take additional actions in the future that could harm our business, financial condition, and results of operations. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce has not historically been fully remote. Prior to the COVID-19 pandemic, certain of our employees traveled frequently to establish and maintain relationships with one another and with our customers, partners, and investors. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. Suspending travel and doing business in-person on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts and our ability to recruit employees across the organization. These changes could negatively impact our sales and marketing in particular, which could have longer-term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote. Any of these impacts could harm our business. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.

The degree to which COVID-19 will affect our business and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. These developments include but are not limited to the duration, extent, and severity of the COVID-19 pandemic, actions taken to contain the COVID-19 pandemic, the impact of the COVID-19 pandemic and related restrictions on economic activity and domestic and international trade, and the extent of the impact of these and other factors on our employees, suppliers, partners, and customers. The COVID-19 pandemic and related restrictions could limit our customers’ ability to continue to operate (to obtain inventory, generate sales, or make timely payments to us). It could disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick, or for dependents for whom external care is not available. It could cause delays or disruptions in services provided by key suppliers and vendors, make us, our partners and our service providers more vulnerable to security breaches, denial of service attacks or other hacking or phishing attacks, or cause other unpredictable effects.

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

To the extent there is a sustained general economic downturn and our software is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected. Our revenue may also be disproportionately affected by delays or reductions in general information technology spending. Competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings and related services. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations, and financial condition could be materially and adversely affected.

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

To the extent our security measures are actually or believed to have been compromised, our platform may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our platform, our reputation being harmed, our incurring significant liabilities, and adverse effects on our results of operations and growth prospects.

Our operations involve the storage and transmission of customer and shopper data or information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses, worms and ransomware), employee theft or misuse, action or inaction by our employees or contractors, and denial-of-service attacks. Sophisticated nation-states and nation-state supported actors now engage in such attacks, including advanced persistent threat intrusions. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. If our security measures are actually or perceived to be compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. As we rely on third-party and public-cloud infrastructure, we will depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer data. A cybersecurity event could have significant costs, including regulatory enforcement actions, litigation, litigation indemnity obligations, remediation costs, network downtime, increases in insurance premiums, and reputational damage. Many companies that provide cloud-based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic.

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

We transmit or store personal information, credit card information and other confidential information of our partners, our customers, and their shoppers. Third-party applications available on our platform and mobile applications may also store personal information, credit card information, and other confidential information. We cannot and do not proactively monitor the content that our customers upload or the information provided to us through the applications integrated with our ecommerce platform; therefore, we do not control the substance of the content on our servers, which may include personal information.

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

Our failure to comply with legal, contractual, or standards-based requirements around the security of personal information could lead to significant fines and penalties, as well as claims by our customers, their shoppers, or other stakeholders. These proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our platform.

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

Our insurance coverage, including coverage for errors and omissions and cyber liability, may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims. Our insurers could deny coverage as to any future claim. The successful assertion of one or more large claims against us, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

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

Evolving global laws, regulations and standards, privacy regulations, cross-border data transfer restrictions, and data localization requirements may limit the use and adoption of our services, expose us to liability, or otherwise adversely affect our business.

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

Laws and regulations governing data privacy are constantly evolving. Many of these laws and regulations, including the European Union’s GDPR and the California Consumer Privacy Act (the “CCPA”), contain detailed requirements regarding collecting and processing personal information, restrict the use and storage of such information, and govern the effectiveness of consumer consent. They could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), to control our costs by using certain vendors or service providers, and to offer certain services in certain jurisdictions. Further, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Such laws could restrict our customers’ ability to run their businesses; for example, by limiting their ability to effectively market to interested shoppers. This could reduce our revenue and the general demand for our services.

Such laws and regulations are often inconsistent and may be subject to amendment or re-interpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance. For example, the European Court of Justice recently invalidated the U.S.-EU Privacy Shield as a basis for transfers of personal data from the EU to the U.S. and introduced requirements to carry out risk assessments in relation to use of other data transfer mechanisms. This may increase regulatory and compliance burdens and may lead to uncertainty about or interruptions of personal data transfers from Europe to the United States (and beyond). Use of other data transfer mechanisms now involves additional compliance steps and in the event any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm. Our response to these requirements globally may not meet the expectations of individual customers, their shoppers, or other stakeholders, which could reduce the demand for our services. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

Certain laws and regulations, like the GDPR, also include restrictions on the transfer of personal information across national borders. Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with such laws even in jurisdictions where we have no local entity, employees or infrastructure. Some of these laws include strict localization provisions that require certain data to be stored within a particular region or jurisdiction. We rely on a globally distributed infrastructure in order to be able to provide our services efficiently, and consequently may not be able to meet the expectations of customers who are located in or otherwise subject to such localization requirements, which may reduce the demand for our services. In addition, the United Kingdom enacted legislation in May 2018 that substantially implements the GDPR, but the United Kingdom’s exit from the EU (which formally occurred on January 31, 2020), commonly referred to as “Brexit”, has created uncertainty with regard to the regulation of data protection in the United Kingdom.

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

We rely heavily on our network infrastructure and IT systems for our business operations. An online attack, damage as a result of civil unrest, earthquake, fire, terrorist attack, power loss, global pandemics (such as the COVID-19 pandemic), telecommunications failure, or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, and loss of critical data. Such events could prevent us from providing our platform to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or IT systems, including any errors, defects, or failures in third-party hardware, could affect our ability to conduct normal business operations, and adversely affect our operating results.

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

Our patents or patents issued to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. Others may independently develop similar products, duplicate any of our solutions or design around our patents, or adopt similar or identical brands for competing platforms. Legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions restricting unauthorized use, copying, transfer, and disclosure of our intellectual property may be unenforceable under the laws of jurisdictions outside the United States.

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

Many software companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. We have and may in the future need to enter into settlement agreements that require us to pay settlement fees and that encumber a portion of our intellectual property. Any claims or litigation could cause us to incur significant expenses and, whether or not successfully asserted against us, could require that we pay substantial damages, ongoing royalty or license payments, require us to re-engineer all or a portion of our platform, or require that we comply with other unfavorable terms. If a third party is able to obtain an injunction preventing us from accessing third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities covered by such intellectual property. It could prevent us from competing effectively.

We are contractually obligated to indemnify certain of our customers for infringement of a third party’s intellectual property rights. From time to time, we have received indemnification requests with respect to alleged infringement of third party intellectual property rights. Responding to such claims regardless of their merit, can be time-consuming, costly to defend in litigation, and damage our reputation and brand. We also may be required to redesign our platform, delay releases, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. Requiring us to change one or more aspects of the way we deliver our platform may harm our business.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the case of the two most recent fiscal years, approximately 20 percent of our revenue has been generated from customers outside the United States.  We currently have locations in the United States, Australia, the United Kingdom (“UK”), Singapore, and Ukraine. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful. In addition, the COVID-19 pandemic and related stay-at-home, business closure, and other restrictive orders and travel restrictions, may pose additional challenges for international expansion and may impact our ability to launch new locations and further expand geographically.

We have a significant number of full-time employees and private entrepreneurs outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets. This will require significant management attention and financial resources. We may face difficulties, including: (1) costs associated with developing software and providing support in many languages, (2) varying seasonality patterns, (3) potential adverse movement of currency exchange rates, (4) longer payment cycles and difficulties in collecting accounts receivable, (5) tariffs and trade barriers, (6) a variety of regulatory or contractual limitations on our ability to operate, (7) adverse tax events, (8) reduced protection of intellectual property rights, (9) a geographically and culturally diverse workforce and customer base, and (10) travel restrictions associated with the COVID-19 pandemic. Failure to overcome any of these difficulties could negatively affect our results of operations.

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

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. embargoes or sanctions. The current administration has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our platform from being exported in violation of these laws, including obtaining authorizations for our platform, performing geolocation IP blocking and screenings against U.S. and other lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

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

Our Second Amended and Restated Loan and Security Agreement (our “Credit Facility”), which we amended and restated in February 2020 and further amended in September 2020 (our “A&R Credit Facility”), with Silicon Valley Bank (“SVB”) contains, and any future indebtedness would likely contain, a number of covenants, including financial covenants, that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our ability to remain in compliance with these covenants can be affected by events beyond our control, and we may not be able to continue to remain in compliance as a result. A breach of any of these covenants or the occurrence of other events specified in the Credit Facility or in the agreements governing any future indebtedness could result in an event of default, leading to the acceleration of any outstanding amounts and terminating all commitments to extend further credit. If that occurs, we would be forced to repay our outstanding indebtedness, reducing our cash on hand. Any future debt arrangements with other creditors will include covenants that may be more restrictive than those contained in the A&R Credit Facility.

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

The market price of our Series 1 common stock has been highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. The securities markets have experienced significant volatility as a result of the COVID-19 pandemic. Market volatility, as well as general economic, market, or political conditions, including the U.S. presidential election in 2020, could reduce the market price of shares of our Series 1 common stock regardless of our operating performance.

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

As of September 30, 2020, our directors, executive officers, and current beneficial owners of 5% or more of our voting securities and their respective affiliates beneficially owned, in the aggregate, approximately 52.0% of our outstanding Series 1 common stock. Further, Steven Murray, a member of our board of directors and the operating manager of the ultimate general partner of Revolution Growth, Lawrence Bohn, a member of our board of directors and a partner of General Catalyst Group, and Jeff Richards, a member of our board of directors and managing director of GGV Capital, beneficially owned an aggregate of approximately 14.0%, 15.1% and 4.6% of our Series 1 common stock, respectively, as of September 30, 2020. This significant concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the requirements of Nasdaq, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of Nasdaq, which we were not required to comply as a private company. As a newly public company, complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses. For example, we have had to institute a more comprehensive compliance function, comply with rules promulgated by Nasdaq, prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws, establish new internal policies, such as those relating to insider trading. We have also had to retain and rely on outside counsel and accountants to a greater degree in these activities. In addition, being subject to these rules and regulations has made it more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, or as executive officers.

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

We will remain an emerging growth company until the earliest of: (1) December 31, 2025, (2) the first fiscal year after our annual gross revenue exceed $1.07 billion, (3) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

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

As of September 30, 2020, we had 62,756,186 million shares of Series 1 common stock and 5,050,555 million shares of Series 2 common stock outstanding. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

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

If we, our officers, directors, or the pre-IPO investors sell additional shares of our Series 1 common stock, the market price of our Series 1 common stock could decline.

The sale of substantial amounts of shares of our Series 1 common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Series 1 common stock. These sales, or the possibility that these sales may occur, might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of September 30, 2020, we had a total of 62,756,186 shares of our Series 1 common stock outstanding. Of the outstanding 62,756,186 shares of Series 1 common stock, the 10,372,500 shares sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with the limitations described in “Shares Eligible for Future Sale.”

The remaining outstanding 52,191,151 shares of Series 1 common stock held by or issuable to our pre-IPO investors and management are subject to certain restrictions on resale. We, our officers, directors, and certain pre-IPO investors that collectively will own substantially all of such shares of Series 1 common stock (including shares issuable on exchange of Series 2 common stock) following this offering have signed lock-up agreements with the underwriters or are subject to comparable lock-up restrictions. These agreements restrict the sale of the shares of our Series 1 common stock for a period of time following our initial public offering. Morgan Stanley & Co. LLC and Barclays Capital Inc., in their sole discretion, may release the securities subject to these lock-up agreements described above in whole or in part at any time prior to the expiration of the restrictive provisions contained in those lock-up agreements. Upon the expiration of the lock-up agreements, all of such shares of Series 1 common stock will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale, and other limitations under Rule 144. Commencing on February 1, 2021, certain pre-IPO investors will have the right, subject to certain exceptions and conditions, to require us to register their shares of Series 1 common stock under the Securities Act, and they will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of Series 1 common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended September 30, 2020, we issued an aggregate of 415,000 shares of our common stock upon the exercise of stock options under our 2020 Plan at exercise prices ranging from $0.39 to $3.87 per share, for aggregate proceeds of $534,000.

During the quarter ended September 30, 2020, we granted an aggregate of 147,000 restricted stock units to officers and employees under our 2020 plan, for aggregate proceeds of $0.

During the quarter ended September 30, 2020, we issued 5,249,534 shares in connection with exercises of conversion and purchase rights under the 2017 Convertible Term Loan and the 2020 Convertible Term Loan.

On August 4, 2020, SVB exercised its conversion and purchase rights under the 2017 Convertible Term Loan to convert $10 million of the unpaid and repaid principal under the 2017 Convertible Term Loan into 1,089,680 shares of Series 1 common stock.  The conversion and purchase price was $9.177 per share after taking into account our one-for-three reverse stock split.  On August 4, 2020, SVB also exercised its conversion right under the 2020 Convertible Term Loan to convert $17.5 million of the unpaid principal under the 2020 Convertible Term Loan into 1,535,087 of Series 1 common stock.  The conversion and purchase price was $11.40 per share after taking into account our one-for-three reverse stock split.

On August 4, West River Mezzanine Loans – Loan Pool V, LLC exercised its conversion and purchase rights under the 2017 Convertible Term Loan to convert $10 million of the unpaid and repaid principal under the 2017 Convertible Term Loan into 1,089,680 shares of Series 1 common stock.  The conversion and purchase price was $9.177 per share after taking into account our one-for-three reverse stock split.  On August 4, 2020, WestRiver Innovation Lending Fund VIII, LP also exercised its conversion right under the 2020 Convertible Term Loan to convert $17.5 million of the unpaid principal under the 2020 Convertible Term Loan into 1,535,087 of Series 1 common stock.  The conversion and purchase price was $11.40 per share after taking into account our one-for-three reverse stock split.

During the quarter ended September 30, 2020, we issued 285,737 shares upon the cashless exercise of warrants that were originally issued on dates ranging from July 2013 through October 2014.  On August 7, 2020, SVB exercised its right under certain warrants to purchase 136,082 shares of our Series 1 common stock at prices ranging from $1.65 to $5.55 per share.  As a result of the cashless exercise, we issued 130,208 shares of our Series 1 common stock and withheld issuing 5,874 shares of our Series 1 common stock in satisfaction of the exercise price under the warrants.  On August 22, 2020, West River Innovation Lending Fund VIII, LP exercised its right under certain warrants to purchase 49,782 shares of our Series 1 common stock at $9.21 per share.  As a result of the cashless exercise, we issued 43,693 shares of our Series 1 common stock and withheld issuing 6,089 shares of our Series 1 common stock in satisfaction of the exercise price under the warrants. On August 22, 2020, West River Mezzanine Loans – Loan Pool V, LLC exercised its right under certain warrants to purchase 118,749 shares of our Series 1 common stock at prices ranging from $2.55 to $5.55 per share.  As a result of the cashless exercise, we issued 111,836 shares of our Series 1 common stock and withheld issuing 6,913 shares of our Series 1 common stock in satisfaction of the exercise price under the warrants.  We did not receive any proceeds from the exercise of the warrants.

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

Use of Proceeds

On August 4, 2020, we completed our initial public offering (IPO), in which we issued and sold 7,877,500 shares of our Series 1 common stock, including 1,027,500 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. The IPO resulted in net proceeds of $171.1 million after deducting underwriting discounts, commissions and other offering costs. Existing stockholders sold an additional 2,495,000 shares of Series 1 common stock, including 325,435 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

There have been no material changes in the planned use of proceeds from our IPO from that described in the Prospectus except as set forth in the following sentence.  The Series F Dividend was finally calculated to be $12.8 million and was paid on or about August 12, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 3, 2020, the Company terminated the Mezzanine Facility effective as of November 6, 2020.  The  Mezzanine Facility remained undrawn as of September 30, 2020 at the expiration of the draw period and was terminated as a result of such expiration. The terms and conditions of the Mezzanine Facility are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, which disclosures are incorporated herein by reference.

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

BigCommerce Holdings, Inc.

Date: November 6, 2020	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Date: November 6, 2020	By:	/s/ Robert Alvarez
Robert Alvarez
Chief Financial Officer