Form 10-K
period 2020-12-31
BigCommerce Holdings, Inc.
filed 2021-02-26
CIK 1626450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39423

BigCommerce Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-2707656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11305 Four Points Drive Building II, 3rd Floor Austin, Texas	78726
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 865-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series 1 common stock, $0.0001 par value per share	BIGC	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on February 24, 2021, was $4.6 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 24, 2021, was 68,528,926.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the Registrant's 2021 annual meeting of stockholders to be filed within 120 days of the registrant's fiscal year ended December 31, 2020, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

i

PART I

Special note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” and similar words or phrases. These forward-looking statements include statements concerning the following:

•	the impact of the COVID-19 pandemic and the associated economic uncertainty on us, our customers, and our partners, and our response thereto;
•	our expectations regarding the prevalence of ecommerce and consumer behavior for periods following the end of the COVID-19 pandemic;
•	our expectations regarding our revenue, expenses, sales, and operations;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	our anticipated areas of investments and expectations relating to such investments;
•	our ability to compete in our industry and innovation by our competitors;
•	our ability to anticipate market needs or develop new or enhanced services to meet those needs;
•	our ability to manage growth and to expand our infrastructure;
•	our ability to establish and maintain intellectual property rights;
•	our ability to manage expansion into international markets and new industries;
•	our ability to hire and retain key personnel;
•	our ability to successfully identify, manage, and integrate any existing and potential acquisitions;
•	our ability to adapt to emerging regulatory developments, technological changes, and cybersecurity needs;
•	our anticipated cash needs and our estimates regarding our capital requirements and our need for additional financing;
•	the anticipated effect on our business of litigation to which we are or may become a party; and
•	other statements described in this Annual Report on Form 10-K under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Although we believe the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors,” as well as factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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

Item 1. Business.

Overview

BigCommerce is leading a new era of ecommerce. Our software-as-a-service (“SaaS”) platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline point-of-sale (“POS”) systems.

BigCommerce empowers businesses to turn digital transformation into a competitive advantage. We allow merchants to build their ecommerce solution their way with the freedom of choice that makes the most sense for their unique business and product offerings.  We provide a comprehensive platform for launching and scaling an ecommerce operation, including store design, catalog management, hosting, checkout, order management, reporting, and pre-integrations into best of breed third-party services like payments, shipping and fulfillment, point of sale, marketing and accounting.

We target the following business segments:

●	small businesses (“SMBs”), which we define as sites with annual online sales less than $1 million,
●	the mid-market, which we define as sites with annual online sales between $1 million and $50 million, and
●	large enterprises, which we define as sites with annual online sales from $50 million to billions of dollars.

We serve these segments with a platform offering enterprise-grade functionality, openness and performance capabilities with SMB friendly simplicity and ease-of-use. Our platform is the result of a multi- year investment in platform transformation. In nearly every component of our platform, we have added advanced functionality and openness using application programming interface (“API”) endpoints.

We strive to provide the world’s best SaaS ecommerce platform for all customers and all stages of customer growth. Our platform serves customers across a wide variety of sizes, product categories, and purchase types, including business-to-consumer (“B2C”) and business-to-business (“B2B”). For the mid-market and large enterprise segments, we believe our platform combines three elements not typically offered together:

•	Multi-tenant SaaS. The speed, ease-of-use, high-performance, and continuously-updated benefits associated with multi-tenant SaaS.

•	Enterprise functionality. Enterprise-grade functionality capable of supporting sophisticated use cases and significant sales volumes.
•	Open SaaS. Platform-wide APIs that enable businesses to customize their sites and integrate with external applications and services.

We believe this powerful combination makes ecommerce success at scale more economically and operationally achievable than ever before.

We have become a leader in both branded-site and cross-channel commerce. Cross-channel commerce involves the integration of a customer’s commerce capabilities with other sites—online and offline—where consumers and businesses make their purchases. We offer free, direct integrations with leading social networks such as Facebook and Instagram, search engines such as Google, online marketplaces such as Amazon and eBay, and POS platforms such as Square, Clover (a Fiserv company), and Vend. A dynamic and growing cross-channel category is “headless commerce,” which refers to the integration of a back-end commerce platform like ours with a front-end user experience separately created in a content management system (“CMS”) or design framework. The most dynamic and interactive online user experiences are often created using these tools. We integrate seamlessly with the leading CMSs, digital experience platforms, design frameworks, and custom front ends.

Partners are essential to our open strategy. We believe we possess one of the deepest and broadest ecosystems of integrated technology solutions in the ecommerce industry. We strategically partner with, rather than compete against, the leading providers in adjacent categories, including payments, shipping, POS, CMS, customer relationship management (“CRM”), and enterprise resource planning (“ERP”). Our partner-centric strategy stands in contrast to our largest competitors, which operate complex software stacks that compete across categories. We focus our research and development investments in our core product to create a best-of-breed ecommerce platform. We believe this strategy has four advantages:

•	Core product focus. We can create the industry’s best ecommerce platform and innovate faster than our competition by focusing development on a single core product.

•	Best-of-breed choice. We offer our customers the choice of best-of-breed, tightly integrated solutions across verticals.
•	Cooperative marketing and sales. We co-market and co-sell with our strategic technology partners in each category.
•	High gross margins. We earn high-margin revenue share from a subset of our strategic technology partners, and this complements the high gross margin of our core ecommerce platform.

Our business has achieved significant growth since our inception. We had total revenues of $152.4 million, $112.1 million and $91.9 million in 2020, 2019 and 2018, respectively. We plan to continue to invest in our “Open SaaS” strategy, building new partnerships and continuing to develop a platform that offers best-of-breed functionality with the cost-effectiveness of multi-tenant SaaS. As we work to develop and deliver this platform for our customers, we will also invest and grow our business by acquiring additional customers to our platform, growing our revenue with existing customers, and expanding our presence in new segments and geographies.

We have invested, and intend to continue our disciplined investment strategy to grow our business by expanding our sales and marketing activities, including increasing the breadth and depth of our agency and technology partner ecosystem, enhancing our platform developments, and scaling our operations to support our existing and growing customer base.  We incurred net losses of $37.6 million, $42.6 million and $38.9 million in 2020, 2019 and 2018 respectively.

Impact of COVID-19

COVID-19, declared a global pandemic by the World Health Organization on March 11, 2020, has caused disruption to the economies and communities of the United States and our target international markets. In the interest of public health, many governments closed physical stores and places of business deemed non-essential. This precipitated a significant shift in shopping behavior from offline to online. Our business has benefitted from this shift, both in accelerated sales growth for our existing customers’ stores, and in our sales of new store subscriptions to customers. Nevertheless, we do not have certainty that those trends will continue; the COVID-19 pandemic and the uncertainty it has created in the global economy could materially adversely affect our business, financial condition, and results of operations. For more information regarding the potential impact of the COVID-19 on our business, refer to “Risk Factors,” as well as our commentary in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

Impact on operations

Beginning in March 2020 and continuing for the remainder of the year, in compliance with local, state, and national regulations, we closed our major offices in Austin, San Francisco, Sydney, and London, and transitioned in an orderly fashion to work-from-home operations. We accomplished this transition efficiently across our various global teams and functions. Our employees and teams were equipped with the equipment and collaboration tools they need to successfully work remotely.

As of December 31, 2020, our average uptime for 2020 was 99.98%. We consider this to be strong performance given the increase in site traffic and volume since the start of the pandemic. During the pandemic, we completed the rollout of our new storefront architecture and our customer service teams completed the transition to work-from-home while maintaining industry leading service levels.

We have been and expect to continue to be responsive to the evolving guidance of local authorities. We plan to begin reopening our offices as local regulations and conditions allow. We believe that we are well equipped to support full or partial remote work without major service disruption.

Impact on ecommerce sector and our sales efforts

Since March 2020, ecommerce sales in the United States and our target international markets have increased significantly due to pandemic-related changes in consumer and customer behavior. In turn, the macroeconomic trend towards ecommerce has accelerated.

Since the onset of the pandemic, we have generally experienced a shortening of sales cycles and an improvement in lead conversion and competitive win rates. Sales of Essentials plans increased, particularly early in the pandemic, as we supported merchants’ efforts to get online through our 90-day free site wide promotion on Essentials plans. We have also seen strengthening in Enterprise plan sales during the pandemic, with Enterprise ARR growing 51% in 2020 versus 2019, compared to 44% growth in 2019 versus 2018.

Impact on revenue

We believe the shift to ecommerce following the COVID-19 pandemic has increased our subscription solutions revenue and our partner and services revenue.

The pandemic-related increase in subscription solutions revenue is reflected in the growth in new customer bookings, continued strength in retention of existing customers, and increased subscription fees. Subscription solutions revenue grew year-over-year by 22.4%, 18.9%, 26.3%, and 33.1% in the first quarter, second quarter, third quarter, and fourth quarter of 2020, respectively.

We believe the pandemic has also contributed to higher partner and services revenue through increased platform transaction volume with our technology partners. Partner and services revenue grew year-over-year by 51.8%, 74.3%, 82.1%, and 54.3% in the first quarter, second quarter third quarter, and fourth quarter of 2020, respectively.

While we expect the macroeconomic shift towards ecommerce to continue after the COVID-19 pandemic abates, elevated levels of new customer bookings and platform transaction volume may recede as pandemic-related restrictions eventually ease.

Industry trends

Online shopping behaviors are evolving as ecommerce adoption is accelerating around the world. This puts tremendous pressure on businesses to pursue digital transformation with technology that innovates as fast as the market. Consumers are rapidly changing how they shop across online and offline channels. Businesses must address the breadth of touch points influencing what and where shoppers buy, including content sites (information and influencers), social networks, search engines, marketplaces, and of course, their own branded sites. While consumer brands historically relied on retail distribution for their products, ecommerce enables a new model of direct-to-consumer, vertically-integrated digitally native brands. Historically, B2B ecommerce adoption has lagged that of B2C, but that is changing. B2B sellers are embracing digital transformation in pursuit of both efficiency and sales effectiveness, in response to business buyers whose user experience expectations have been reshaped by B2C shopping.

Technology, infrastructure and operations

We have designed our platform with enterprise-grade security, reliability, and scalability as top priorities. Our platform is built using best-of-breed open source technologies, deployed across geographically-distributed data centers, primarily on Google Cloud Platform. Our platform is subject to a rigorous set of security standards designed to ensure the security of customer data. Our server response time and page-load speeds are faster than other leading ecommerce platforms.

Our customers

We serve a range of customer sizes, geographies, and customer segments including B2C, B2B, and DNBs. We distinguish market segments based on annual gross merchandise volume (“GMV”) per site, specifically: SMB ($0 to $1 million), mid-market ($1 million to $50 million), and large enterprise (greater than $50 million). No individual customer represented more than 5% of our total revenue in the fiscal year ended December 31, 2020.

International presence

We serve customers in approximately 155 countries. Our platform enables businesses to create stores in the consumer-facing language and currency of their choice. For the administrative control panel used by our customers to create and manage their stores, we currently allow our customers to select among a range of languages, including English, Chinese, French, Spanish, Italian, and Ukrainian. We plan to add additional languages throughout 2021.

We maintain our headquarters in Austin, Texas, and approximately 85% of our employees are located in the United States, as of December 31, 2020. We were originally founded in Sydney, Australia. In 2019, we expanded the size of the Sydney sales and marketing team, established our first presence in Asia, and hired our first regional vice president and general manager of APAC, driving a 38% and 28% APAC revenue growth in 2020 and 2019, respectively. Before opening our first European office in London in July 2018, we had already acquired several thousand customers in Europe. The London office, along with the cost-effective scaling of our product and engineering talent in Kyiv, Ukraine, resulted in accelerating EMEA revenue growth of 68% and 20% in 2020 and 2019, respectively. Our platform continues to enable customers to self-serve globally, including in regions in which we lack a local business presence, such as Latin America, Africa, and the Middle East.

Competition

Our industry is highly competitive. We believe we can compete on the principal competitive factors in our market.

In the mid-market and large enterprise segments, our primary competitors are Magento (an Adobe company), Salesforce Commerce Cloud (formerly known as Demandware), and Shopify Plus. In the SMB segment, our primary competitors are Shopify and WooCommerce. BuiltWith has identified more than 500 platforms of various sizes around the world.

Intellectual property

We rely on a combination of trade secret, trademark, copyright, patent, and other intellectual property laws to protect our intellectual property. We also rely on contractual arrangements, such as license, assignment, and confidentiality agreements, and technical measures.

We have two issued patents in the United States, which expire February 10, 2035 and March 20, 2036, respectively. We have been issued federal registrations for trademarks, including “BigCommerce,” related stylized marks, and “Make It Big,” and have multiple pending trademark applications. We hold domestic and international domain names that include “BigCommerce” and similar variations.

Employees and Human Capital Resources

As of December 31, 2020, we had 813 full-time employees, including 190 in research and development, 231 in sales and marketing, and 392 in general and administrative, professional services, and customer support. Of these employees, 691 are in the United States and 122 are in our international locations. We consider our culture and employees to be vital to our success. We have invested substantial time and resources in building our team. We are highly dependent on our management, highly-skilled software engineers, and sales personnel, and it is crucial that we continue to attract and retain valuable employees. To facilitate attraction and retention, we strive to make BigCommerce a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.

A portion of our services are provided using Ukrainian development specialists. These Ukrainian development specialists, who provide services on our behalf, are registered as “private entrepreneurs” with the tax authorities of Ukraine and operate as independent contractors.

Culture and values

Our culture is built on our corporate values: Customers First, Team on a Mission, Think Big, Act with Integrity, and Make a Difference Every Day. Together our values and caring culture create an atmosphere that enables us to successfully recruit and retain talented and passionate team members. Our team members are our “secret sauce.” Their dedication, talent, and spirit create a virtuous cycle of service, product excellence, and customer satisfaction.

We have frequently won “best places to work” public recognition across our largest work centers of Austin, Texas; San Francisco, California; and Sydney, Australia.

Our mission is to power global ecommerce success by delivering the industry’s best and most versatile multi-tenant SaaS platform. This mission inspires our employees, who join BigCommerce to accomplish great things for our customers, partners and each other. We, in turn, commit to helping our employees thrive in an environment that is fun, fast-paced, and challenging.

Facilities

Our worldwide corporate headquarters is located in Austin, Texas. It covers 70,682 square feet pursuant to an operating lease that expires in 2028. We also have office locations in London, San Francisco, and Sydney, Australia. We believe our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Regulatory considerations

The legal environment of internet-based businesses, both in the United States and internationally, is evolving rapidly and is often unclear. For example, we occasionally cannot be certain which laws will be deemed applicable to us given the global nature of our business. This ambiguity includes topics such as data privacy and security, pricing, advertising, taxation, content regulation, and intellectual property ownership and infringement. See the section titled “Risk Factors—Risks related to our business and industry—Evolving global internet laws, regulations and standards, privacy regulations, cross-border data transfer restrictions, and data localization requirements, may limit the use and adoption of our services, expose us to liability, or otherwise adversely affect our business.”

Legal proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Other Information

Our internet website is www.bigcommerce.com. We make available, free of charge through our website, our Form 10-Ks, 10-Qs and 8-Ks, and any amendments to these forms, as soon as reasonably practicable after filing with, or furnishing to, the Securities and Exchange Commission (“SEC”).  Information contained in our website does not constitute a part of this report or our other filings with the SEC.  In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•	We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability;
•	We have experienced strong growth in recent periods, and our recent growth rates may not be indicative of our future growth;
•

We face intense competition and may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business;

•	The COVID-19 pandemic and the associated economic uncertainty and our response may continue to impact us, our customers, and our partners;
•	Our future revenue and operating results will be harmed if we are unable to acquire new customers or the growth in ecommerce during the COVID-19 pandemic fails to continue after the pandemic ends.
•	Our success depends in part on our partner-centric strategy;
•	We have a limited operating history, which makes it difficult to forecast our future results of operations;
•	Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform;
•

To the extent our security measures are actually or believed to have been compromised, our platform may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our platform, our reputation being harmed, our incurring significant liabilities, and adverse effects on our results of operations and growth prospects;

•	Increases in cost, interruptions in service, latency, or poor service from our third-party data center providers could impair the delivery of our platform;
•

If there are interruptions or performance problems associated with our technology or infrastructure, our customers, partners and prospects may experience service outages, and delays in using our platform;

•	We may need to reduce or change our pricing model to remain competitive;
•	Our sales cycle with mid-market and large enterprise customers can be long and unpredictable, and our sales efforts require considerable time and expense;
•	If we fail to maintain or grow our brand recognition, our ability to expand our customer base will be impaired and our financial condition may suffer;
•	If we fail to offer high quality support, our business and reputation could suffer;
•	If the security of this information is compromised or is otherwise accessed without authorization, our reputation may be harmed and we may be exposed to liability and loss of business;
•

Evolving global laws, regulations and standards, privacy regulations, cross-border data transfer restrictions, and data localization requirements may limit the use and adoption of our services, expose us to liability, or otherwise adversely affect our business;

•

Mobile devices are increasingly being used to conduct commerce. If our platform does not operate as effectively when accessed through these devices, our customers and their shoppers may not be satisfied with our services, which could harm our business;

•	Activities of customers, their shoppers, and our partners could damage our brand, subject us to liability and harm our business and financial results;
•

We could incur substantial costs in protecting or defending our proprietary rights. Failure to adequately protect our rights could impair our competitive position. We could lose valuable assets, experience reduced revenue, and incur costly litigation;

•

We have been, and may in the future be, subject to legal proceedings and litigation, including intellectual property disputes. Such disputes are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others;

•

Our inability to obtain third-party licenses for such software, or obtain them on favorable terms, or any errors or failures caused by such software could adversely affect our business, results of operations and financial condition;

•	Our use of open source software could subject us to possible litigation or cause us to subject our platform to unwanted open source license conditions that could negatively impact our sales;
•

If our platform fails to perform properly, and if we fail to develop enhancements to resolve performance issues, we could lose customers, become subject to performance or warranty claims, or incur significant costs;

•

Payment transactions on our ecommerce platform subject us to regulatory requirements, additional fees, and other risks that could be costly and difficult to comply with or that could harm our business;

•	We provide our ecommerce platform to businesses in highly-regulated industries, which subjects us to a number of challenges and risks;
•	Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations;
•

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the cost of our ecommerce platform and adversely impact our business.  We may be subject to tax liability for past sales or lose certain tax benefits that we enjoy in Ukraine, which could harm our business;

•	The market price of shares of our Series 1 common stock has been volatile, which could cause the value of your investment to decline;
•

Our failure to raise capital when needed could harm our business, operating results and financial condition. Debt or equity issued to raise additional capital may reduce the value of our Series 1 common stock;

•	Insiders have substantial control over us, which may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us;
•

If our operating and financial performance in any given period does not meet the guidance that we provide to the public or the expectations of investment analysts, the market price of our Series 1 common stock may decline;

•

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the requirements of Nasdaq, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner;

•

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may decline;

•	Increases in interest rates may cause the market price of our common stock to decline;
•	Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party;
•

The provision of our amended and restated certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers;

•

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all;

•	We anticipate that our operations will continue to increase in complexity as we grow, which will create management challenges;
•	We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business;
•

If we are unable to maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed;

•	Unfavorable conditions in our industry or the global economy, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations;
•	Natural catastrophic events and man-made problems such as power disruptions, computer viruses, global pandemics, data security breaches and terrorism may disrupt our business;
•	Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses;
•	Our current operations are international in scope, and we plan further geographic expansion. This will create a variety of operational challenges;
•	Our international operations may subject us to potential adverse tax consequences;
•	We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we violate the controls;
•	We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results;
•	We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws. Non-compliance with such laws can subject us to criminal and/or civil liability and harm our business;
•

Changes in subjective assumptions, estimates and judgments by management related to complex accounting matters or changes in accounting principles generally accepted in the United States, could significantly affect our financial condition and results of operations;

•	We may not be able to secure sufficient additional financing on favorable terms, or at all, to meet our future capital needs
•

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

Risk Factors

The following section discusses material risks and uncertainties that could adversely affect our business and financial condition. Investing in our Series 1 common stock involves substantial risks. You should carefully consider the following risk factors, as well as all of the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, before deciding to invest in our Series 1 common stock. Additional risks and uncertainties that we are unaware of may also become important factors that adversely affect our business. The occurrence of any of the following risks, or additional risks that we are unaware of, could materially and adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. In such case, the market price of our Series 1 common stock could decline, and you could lose all or part of your investment.

Risks related to the growth and profitability of our business.

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not yet achieved profitability. We incurred net losses of $37.6 million, $42.6 million and $38.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $313.4 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest in sales and marketing efforts, research and development, and expansion into new geographies. In addition, we expect to incur significant additional legal, accounting, and other expenses related to our being a public company as compared to when we were a private company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

Our future revenue and operating results will be harmed if we are unable to acquire new customers, retain existing customers, expand sales to our existing customers, develop new functionality for our platform that achieves market acceptance, or the increase in ecommerce during the COVID-19 pandemic fails to continue after the pandemic ends.

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

Our operations involve the storage and transmission of customer and shopper data or information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses, worms, and ransomware), employee theft or misuse, action or inaction by our employees or contractors, and denial-of-service attacks. Sophisticated nation-states and nation-state supported actors now engage in such attacks, including advanced persistent threat intrusions. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. If our security measures are actually or perceived to be compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. As we rely on third-party and public-cloud infrastructure, we will depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer data. A cybersecurity event could have significant costs, including regulatory enforcement actions, litigation, litigation indemnity obligations, remediation costs, network downtime, increases in insurance premiums, and reputational damage. Our cyber insurance may not protect against all of the costs, liabilities, and other adverse effects arising from a security breach or system failure. Many companies that provide cloud-based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic.

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

Our customers often draw many shoppers over short periods of time, including from new product releases, holiday shopping seasons and flash sales. These events significantly increase the traffic on our servers and the volume of transactions processed on our platform. Despite precautions taken at our data centers, spikes in usage volume, or a natural disaster, an act of terrorism, vandalism or sabotage, closure of a facility without adequate notice, or other unanticipated problems (such as the COVID-19 pandemic) could result in lengthy interruptions or performance degradation of our platform. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. If we experience damage or interruption, our insurance policies may not adequately compensate us for or protect us against any losses, liabilities and costs that we may incur. These factors in turn could further reduce our revenue, subject us to liability, cause us to issue credits, or cause customers to terminate their subscriptions, any of which could materially adversely affect our business.

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

Any of the above circumstances or events may harm our reputation, cause customers to terminate their agreements with us, impair our ability to grow our customer base, subject us to financial liabilities under our service level agreements (“SLAs”), and otherwise harm our business, results of operations, and financial condition.

Our sales cycle with mid-market and large enterprise customers can be long and unpredictable, and our sales efforts require considerable time and expense.

The timing of our sales with our mid-market and large enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. Mid-market and large enterprise customers, particularly those in highly regulated industries and those requiring customized applications, may have a lengthy sales cycle for the evaluation and implementation of our platform. This may cause a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue. We are often required to spend significant time and resources to better educate our potential mid-market and large enterprise customers and familiarize them with the platform. The length of our sales cycle for these customers, from initial evaluation to contract execution, is generally three to six months but can vary substantially. On occasion, some customers will negotiate their contracts to include a trial period, delayed payment or a number of months on a promotional basis. If customers maintain work-from-home arrangements for a significant period of time, or if other factors lengthen these sales cycles, it could negatively affect our revenue in future periods.

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

We transmit or store personal information, credit card information and other confidential information of our partners, our customers, and their shoppers. Third-party applications available on our platform and mobile applications may also store personal information, credit card information, and other confidential information. We generally cannot and do not proactively monitor the content that our customers upload or the information provided to us through the applications integrated with our ecommerce platform; therefore, we do not control the substance of the content on our servers, which may include personal information.

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

Our insurance coverage, including coverage for errors and omissions and cyber liability, may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims. Our insurers could deny coverage as to any future claim and our cyber liability coverage may not adequately protect us against any losses, liabilities and costs that we may incur. The successful assertion of one or more large claims against us, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

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

Our patents or patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. Others may independently develop similar products, duplicate any of our solutions or design around our patents, or adopt similar or identical brands for competing platforms. Legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions restricting unauthorized use, copying, transfer, and disclosure of our intellectual property may be unenforceable under the laws of jurisdictions outside the United States.

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

As of December 31, 2020, we had net operating loss (“NOL”) carryforwards of approximately $168.9 million and $66.5 million for federal and state tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in 2036. As of December 31, 2020, approximately $120.4 million of the federal NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of December 31, we also had total foreign NOL carryforwards of $11.4 million, which do not expire under local law. As of December 31, 2020, we had research and development tax credit carryforwards of approximately $5.2 million and $2.2 million for federal and state tax purposes, respectively. The federal and state tax credits do not expire and will carry forward indefinitely until utilized. In general, under Section 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Furthermore, our losses in Australia are subject to the change of ownership test rules in that jurisdiction that when applied may limit our ability to fully utilize our Australian NOLs. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

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

Risks related to our industry and the economy

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

Some of our larger competitors also have substantially broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New start-up companies that innovate, and large companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our platform. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories, or other parties. Furthermore, ecommerce on large marketplaces, such as Amazon, could increase as a percentage of all ecommerce activity, thereby reducing customer traffic to individual customer websites. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share, or a smaller addressable share of the market. It could also result in a competitor with greater financial, technical, marketing, service, and other resources, all of which could harm our ability to compete.

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

The COVID-19 pandemic may continue to materially and adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic, the measures attempting to contain and mitigate the effects of the COVID-19 pandemic, including stay-at-home, business closure, and other restrictive orders, and the resulting changes in consumer behaviors, have disrupted our normal operations and impacted our employees, suppliers, partners, and customers. We expect these disruptions and impacts to continue. In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business, including transitioning employees across all our offices (including our corporate headquarters) to remote work-from-home arrangements and imposing travel and related restrictions. While we believe these actions were reasonable and necessary as a result of the COVID-19 pandemic, they were disruptive to our business and could adversely impact our results of operations. Given the continued spread of COVID-19 and the resultant personal, economic, and governmental reactions, we may have to take additional actions in the future that could harm our business, financial condition, and results of operations. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce has not historically been fully remote. Prior to the COVID-19 pandemic, certain of our employees traveled frequently to establish and maintain relationships with one another and with our customers, partners, and investors. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. Suspending travel and doing business in-person on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, and our ability to recruit employees across the organization. These changes could negatively impact our sales and marketing in particular, which could have longer-term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote. Any of these impacts could harm our business. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce. As our offices reopen, planning and risk management for these reopenings will require further additional time from management and other employees, which may further reduce the amount of time available for other initiatives.

The degree to which COVID-19 and related vaccines will affect our business and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. These developments include, but are not limited to, the duration, extent, and severity of the COVID-19 pandemic, actions taken to contain the COVID-19 pandemic, the impact of the COVID-19 pandemic and related restrictions on economic activity and domestic and international trade, the timing and deployment of any vaccine, and the extent of the impact of these and other factors on our employees, suppliers, partners, and customers. While certain COVID-19 vaccines have recently been approved and have become available for use in the United States and certain other countries, we are unable to predict when those vaccines will become widely available, how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19, and when or if normal economic activity and business operations will resume. The COVID-19 pandemic and related restrictions could limit our customers’ ability to continue to operate, to obtain inventory, generate sales, or make timely payments to us. It could disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick, or for dependents for whom external care is not available. It could cause delays or disruptions in services provided by key suppliers and vendors, make us, our partners, and our service providers more vulnerable to security breaches, denial of service attacks or other hacking or phishing attacks, or cause other unpredictable effects.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the case of the two most recent fiscal years, approximately 20 percent of our revenue has been generated from customers outside the United States. We currently have locations in the United States, Australia, the United Kingdom (“UK”), Singapore, and Ukraine. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful. In addition, the COVID-19 pandemic and related stay-at-home, business closure, and other restrictive orders and travel restrictions in the US, EMEA, Australia and Asia, may pose additional challenges for international expansion and may impact our ability to launch new locations and further expand geographically. For example, some of the jurisdictions into which we are currently trying to expand our presence are extending or expanding lockdowns, which may adversely affect our efforts.

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

•

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

We price our subscriptions based on a combination of transaction and order volume, and feature functionality. We expect that we may need to change our pricing from time to time. As new or existing competitors introduce products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. Mid-market and large enterprise customers may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results, and financial condition.

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

Laws and regulations governing data privacy are constantly evolving. Many of these laws and regulations, including the European Union’s GDPR and the California Consumer Privacy Act (the “CCPA”), contain detailed requirements regarding collecting and processing personal information, restrict the use and storage of such information, and govern the effectiveness of consumer consent. Additionally, a new privacy law, the California Privacy Rights Act (the “CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA will create additional obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023.  These laws and regulations could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), to control our costs by using certain vendors or service providers, and to offer certain services in certain jurisdictions. Further, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Such laws could restrict our customers’ ability to run their businesses; for example, by limiting their ability to effectively market to interested shoppers. This could reduce our revenue and the general demand for our services.

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

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our ecommerce platform in various jurisdictions is unclear. These jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face tax assessments and audits. Our liability for these taxes and associated penalties could exceed our original estimates. Jurisdictions in which we have not historically collected or accrued sales, use, value added, or other taxes could assert our liability for such taxes. This could result in substantial tax liabilities and related penalties for past sales. It could also discourage customers from using our platform or otherwise harm our business and operating results

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the cost of our ecommerce platform and adversely impact our business.

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

Risks related to owning our Series 1 common stock

The market price of shares of our Series 1 common stock has been and may continue to be volatile, which could cause the value of your investment to decline.

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

As of December 31, 2020, our directors, executive officers, and current beneficial owners of 5% or more of our voting securities and their respective affiliates beneficially own, in the aggregate, approximately 41.5% of our outstanding Series 1 common stock Further, Steven Murray, a member of our board of directors and the operating manager of the ultimate general partner of Revolution Growth, Lawrence Bohn, a member of our board of directors and a partner of General Catalyst Group, and Jeff Richards, a member of our board of directors and managing director of GGV Capital, beneficially own an aggregate of approximately 8.1%, 11.6%, and 4.0% of our Series 1 common stock, respectively, as of December 31, 2020. This significant concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will comprise forward-looking statements, subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our ability to provide this public guidance, and our ability to accurately forecast our results of operations, may be impacted by the COVID-19 pandemic. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Series 1 common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the requirements of Nasdaq, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of Nasdaq, which we were not required to comply as a private company. As a newly public company, complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses. For example, we have had to institute a more comprehensive compliance function, comply with rules promulgated by Nasdaq, prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws, establish new internal policies, such as those relating to insider trading. We have also had to retain and rely on outside counsel and accountants to a greater degree in these activities. In addition, being subject to these rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

We are an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our Series 1 common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. While we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (1) presenting only two years of audited financial statements, (2) presenting only two years of related selected financial data and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, (3) an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley, (4) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (5) reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements, and proxy statements, and (6) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. Additionally, management has elected to present three years of audited financial statements and selected financial data.

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

As of December 31, 2020, we had 65,405,393 shares of Series 1 common stock and 4,106,498 shares of Series 2 common stock outstanding. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

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

In addition, holders of our Series 1 common stock may be subject to further dilution upon issuance of the shares reserved under our 2020 Plan and Employee Stock Purchase Plan.

If we, our officers, directors, or the investors prior to our initial public offering (“IPO”), or pre-IPO investors, sell additional shares of our Series 1 common stock, the market price of our Series 1 common stock could decline.

The sale of substantial amounts of shares of our Series 1 common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Series 1 common stock. These sales, or the possibility that these sales may occur, might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. All of the outstanding shares of our Series 1 common stock, are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with volume, manner of sale, and other limitations under Rule 144. In addition, we have outstanding stock options and restricted stock units that could result in the issuance of additional share of Series 1 common stock under our 2020 Plan and we expect to grant future equity awards to employees, directors and consultants under our 2020 Plan and Employee Stock Purchase Plan.  Subject to the satisfaction of applicable vesting requirements and the limitations under Rule 144 that are applicable to shares held by our affiliates, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.

Certain pre-IPO investors have the right, subject to certain exceptions and conditions, to require us to register their shares of Series 1 common stock under the Securities Act, and they have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of Series 1 common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

Sales of substantial amounts of our Series 1 common stock in the public market, or the perception that these sales could occur, could cause the market price of our Series 1 common stock to decline. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

General risk factors

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

The estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

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

Our success depends largely upon the continued services of our executive officers. We rely on our leadership team for research and development, marketing, sales, services, and general and administrative functions, and on mission-critical individual contributors. From time to time, our executive management team may change from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees (including any limitation on the performance of their duties or short term or long-term absences as a result of COVID-19) could have a serious adverse effect on our business.

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

GAAP and related pronouncements, implementation guidelines, and interpretations apply to a wide range of matters that are relevant to our business, including revenue recognition, stock-based compensation, and deferred commissions. These matters are complex and involve subjective assumptions, estimates, and judgments by our management. Changes in GAAP, these accounting pronouncements or their interpretation or changes in underlying assumptions, estimates, or judgments by our management, the Financial Accounting Standards Board (“FASB”), the SEC, and others could significantly change our reported or expected financial performance, which could impact the market price for our Series 1 common stock.

We may not be able to secure sufficient additional financing on favorable terms, or at all, to meet our future capital needs.

Effective as of December 29, 2020, we have fully repaid all outstanding borrowings under our amended and restated loan and security agreement (“A&R Credit Facility”) with Silicon Valley Bank and terminated the A&R Credit Facility. We may require additional capital in the future to pursue business opportunities or acquisitions, fund business operations or respond to challenges and unforeseen circumstances. We also may decide to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. Any debt financing we obtain in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters.  Such restrictive covenants may be more restrictive than those contained in the A&R Credit Facility and may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on satisfactory terms when required, our ability to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware be the sole and exclusive forum for: (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director (including any director serving as a member of the Executive Committee), officer, agent or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the amended and restated certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. It further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum clauses described above shall not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located in Austin, Texas in two buildings located in the Four Points and Downtown regions under separate lease agreements, pursuant to the first of which we lease approximately 70,682 square feet of office space under a lease agreement with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional two, five-year terms, and pursuant to the second of which we lease approximately 10,750 square feet of office space with an initial term that expires on March 31, 2023, with the option to extend the lease for an additional three-year term. We also lease office space in San Francisco, California; Sydney, Australia; and London, United Kingdom. We believe our current facilities will be adequate for our needs for the current term.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Series 1 common stock has been listed on the Nasdaq Global Select Market under the symbol “BIGC” since August 5, 2020. Prior to that date, there was no public trading market for our Series 1 common stock. Our IPO was priced at $24.00 per share on August 5, 2020. On February 16, 2021, the last reported sale price of our common stock on the Nasdaq Global Select Market was $74.81 per share. As of February 16, 2021, we had 332 holders of record of our Series 1 common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our Series 1 common stock. Any future determination to declare cash dividends on our Series 1 common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our Series 1 common stock for the foreseeable future.

Use of Proceeds from Registered Securities

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

On November 12, 2020, we completed our follow-on offering (“Secondary Offering”), in which we issued and sold 1,000,000 shares of our Series 1 common stock at $68.00 per share. The Secondary Offering resulted in net proceeds of $65.1 million after deducting underwriting discounts, commissions and other offering costs. Existing stockholders sold an additional 4,750,000 shares of Series 1 common stock, including 750,000 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $68.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders in the Secondary Offering.

There have been no material changes in the planned use of proceeds from our IPO and Secondary Offering from that described in the final prospectus’ filed with the SEC pursuant to Rule 424(b) on August 5, 2020 and November 16, 2020, respectively.  Upon completion of the IPO, the Series F Dividend was finally calculated to be $12.8 million and was paid on or about August 12, 2020. Additionally, upon completion of the Secondary Offering, we fully repaid approximately $22 million of our outstanding indebtedness under our Credit Facility.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 5, 2020 (our first day of trading) and December 31, 2020, with the cumulative total return of (i) the S&P 500 Index and (ii) the NASDAQ Computer Index. This graph assumes the investment of $100 on August 5, 2020, our first day of trading, in our common stock at the closing price of $72.27 per share, the S&P 500 Index and the NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
8/5/20
8/31/20
9/30/20
10/31/20
11/30/20
12/31/20
BigCommerce, Inc.
S&P 500
NASDAQ Computer

Issuer Purchases of Equity Securities

(in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or program
September 1-30, 2020	1	$3.51	—	—
October 1-31, 2020	—	$3.18	—	—
November 1-30, 2020	5	$1.81	—	—
December 1-31, 2020	2	$3.33	—	—
Total	8	$2.96	$—	$—

Item 6. Selected Financial Data.

The following selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018, and the selected consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period. All amounts are in thousands, except per share data.

	Year ended December 31,
	2020	2019	2018
Consolidated Statement of Operations Data:
Revenue	$152,368	$112,103	$91,867
Cost of revenue (1)	34,126	27,023	21,937
Gross profit	118,242	85,080	69,930
Operating expenses:
Sales and marketing (1)	72,470	60,740	45,928
Research and development (1)	48,332	43,123	42,485
General and administrative (1)	36,137	22,204	19,497
Total operating expenses	156,939	126,067	107,910
Loss from operations	(38,697)	(40,987)	(37,980)
Interest income	31	245	653
Interest expense	(3,103)	(1,612)	(1,489)
Change in fair value of financial instruments	4,413	-	-
Other expense	(179)	(208)	(52)
Loss before provision for income taxes	(37,535)	(42,562)	(38,868)
Provision for income taxes	25	28	10
Net loss	$(37,560)	$(42,590)	$(38,878)
Cumulative dividends and accretion of issuance costs on Series F preferred stock	$(962)	$(7,308)	$(4,712)
Net loss attributable to common stockholders	$(38,522)	$(49,898)	$(43,590)
Basic and diluted net loss per share attributable to common stockholders	$(0.99)	$(2.80)	$(2.59)
Weighted-average number of shares used to compute basic and diluted net loss per share attributable to common stockholders	39,092	17,834	16,807

(1)	Includes stock-based compensation expense as follows:

	Year ended December 31,
	2020	2019	2018
Cost of revenue	769	191	82
Sales and marketing	3,310	838	388
Research and development	2,500	666	432
General and administrative	4,479	1,461	1,169
Total stock-based compensation expense	$11,058	$3,156	$2,071

Non-GAAP financial measures

To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we have presented in this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similarly titled measures presented by other companies.

We define adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of financial instruments, and our provision for income taxes. The most directly comparable GAAP measure is net loss. We monitor and have presented in this Annual Report on Form 10-K adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. In particular, we believe excluding the impact of these expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We believe adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in net loss. Accordingly, we believe adjusted EBITDA provides useful information to investors, analysts, and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net loss, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Some of these limitations are:

•

adjusted EBITDA excludes stock-based compensation expense and payroll tax associated with stock-based compensation expense as it has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business;

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	2020	2019	2018
Net loss	$(37,560)	$(42,590)	$(38,878)
Stock-based compensation expense	11,058	3,156	2,071
Payroll tax associated with stock-based compensation expense	222	-	-
Depreciation and amortization	3,084	2,569	1,844
Interest income	(31)	(245)	(653)
Interest expense	3,103	1,612	1,489
Change in fair value of financial instrument	(4,413)	-	-
Provision for income taxes	25	28	10
Adjusted EBITDA	$(24,512)	$(35,470)	$(34,117)

(1)

This financial measure is not calculated in accordance with GAAP. See “Selected Financial Data—Non-GAAP financial measures” for information regarding our use of this non-GAAP financial measure and a reconciliation of such measure to its nearest comparable financial measure calculated and presented in accordance with GAAP.

Consolidated Balance Sheet Data:

	2020	2019	2018
Consolidated Balance Sheet Data:
Cash and cash equivalents	$219,447	$7,795	$12,793
Working capital (1)	208,185	(2,243)	25,483
Total assets	276,626	56,064	59,104
Total liabilities	59,867	89,613	54,134
Convertible preferred stock	-	223,754	216,446
Total stockholders' equity (deficit)	216,759	(257,303)	(211,476)

(1)	We define working capital as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” See “Special Note Regarding Forward-Looking Statements.”

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. We allow merchants to build their ecommerce solution their way with the freedom of choice that makes the most sense for their unique business and product offerings.  We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. As of December 31, 2020, we served approximately 60,000 online stores across industries in approximately 155 countries.

We provide a comprehensive platform for launching and scaling an ecommerce operation, including store design, catalog management, hosting, checkout, order management, reporting, and pre-integration into third-party services like payments, shipping, and accounting. All our stores run on a single code base and share a global, multi-tenant architecture purpose built for security, high performance, and innovation. Our platform serves stores in a wide variety of sizes, product categories, and purchase types, including B2C and B2B. Our customers include Avery Dennison, Ben & Jerry’s, Burrow, SC Johnson, SkullCandy, and Sony.

We offer access to our platform on a subscription basis. We serve customers with subscription plans tailored to their size and feature needs. For our larger customers, our Enterprise plan offers our full feature set at a monthly subscription price tailored to each business. For SMBs, BigCommerce Essentials offers three retail plans: Standard, Plus, and Pro, priced at $29.95, $79.95, and $299.95 per month, respectively. Our Essentials plans include GMV thresholds with programmatic upgrades built in as merchants exceed each plan’s threshold.

Partners are essential to our open strategy. We believe we possess one of the deepest and broadest ecosystems of integrated technology solutions in the ecommerce industry. We strategically partner with, rather than compete against, the leading providers in adjacent categories, including payments, shipping, POS, CMS, CRM, and ERP. We focus our research and development investments in our core product to create a best-of-breed ecommerce platform and co-market and co-sell with our strategic technology partners to enhance the breadth of the product offering to our customers. As a result, we earn high-margin revenue share from a subset of our strategic technology partners, which complements the high gross margin of our core ecommerce platform.

Our business has achieved significant growth since our inception. We had total revenues of $152.4 million, $112.1 million and $91.9 million in 2020, 2019 and 2018, respectively. We plan to continue to invest in our “Open SaaS” strategy, building new partnerships and continuing to develop a platform that offers best-of-breed functionality with the cost-effectiveness of multi-tenant SaaS. As we work to develop and deliver this platform for our customers, we will also invest and grow our business by acquiring additional customers to our platform, growing our revenue with existing customers, and expanding our presence in new segments and geographies.

As a result of the global travel restrictions and stay-at-home or similar orders in effect due to the COVID-19 pandemic, our sales and marketing, research and development, and general and administrative expenses declined as a percentage of revenue in the year ended December 31, 2020.

On August 4, 2020, we completed our IPO, in which we issued and sold 7,877,500 shares of our Series 1 common stock, including 1,027,500 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $24.00 per share. The IPO resulted in net proceeds of $171.1 million after deducting underwriting discounts and commissions and other offering costs. Our 2017 and 2020 Term Loans converted to Series 1 Common Stock in connection with the IPO, resulting in a $53.9 million reduction of our outstanding long-term debt.

On November 12, 2020, we completed our Secondary Offering, in which we issued and sold 1,000,000 shares of our Series 1 common stock at $68.00 per share. The Secondary Offering resulted in net proceeds of $65.1 million after deducting underwriting discounts, commissions and other offering costs. Existing stockholders sold an additional 4,750,000 shares of Series 1 common stock, including 750,000 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $68.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders in the Secondary Offering. Additionally, upon completion of the Secondary Offering, we fully repaid approximately $22 million of our outstanding indebtedness under our Credit Facility.

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

•

B2B. As of December 31, 2020, approximately 10% of our customers use BigCommerce primarily for B2B sales. In many cases, these customers’ needs are met using our native functionality, including B2B features like customer groups and price lists. In other cases, these customers complement BigCommerce with purpose-built B2B extensions and applications in the BigCommerce Apps Marketplace. Over time, we intend to add more B2B functionality to both the BigCommerce Apps Marketplace and our native feature set.

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

We measure the efficiency of new customer acquisition by comparing the lifetime value (“LTV”) of newly-acquired customers to the customer acquisition costs (“CAC”) of the associated time period to get an “LTV:CAC ratio.” We calculate LTV as gross profit from new sales during the four quarters of any given year divided by the estimated future subscription churn rate. We calculate CAC as total sales and marketing expense incurred during the associated preceding four quarters. New SMB, Mid-Market and Enterprise customers were added at an estimated LTV to CAC ratio of 4.9:1, up from 4.4:1 in 2019.

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

Successful rollout of new geographies

We believe our platform can compete successfully around the world. We enhance usability in new geographies by translating our control panel into local languages and enabling the integration of local payment processors. We support the growth of mid-market and large enterprise customers around the world by expanding our regional sales and marketing capabilities. We opened our first European office in London, UK in 2018 and expanded it throughout 2019 and 2020, resulting in a 68% and 20% revenue growth rate in EMEA for the years ended December 31, 2020 and 2019, respectively. Similarly, we expanded our existing sales and marketing team in Sydney, Australia, resulting in a 38% and 28% revenue growth rate in APAC for the years ended December 31, 2020 and 2019, respectively. 2020 brought marked advancements in our international expansion strategy through the launch of new country-specific websites in France, Italy, the Netherlands, and more recently in Mexico, Germany and Spain. We continue to invest in our global presence and in offering native language web experiences that further strengthen our ability to connect more directly with prospects and customers in each region.

Evolution of our technology partner ecosystem

A key part of our strategy is to build a thriving technology partner ecosystem. We focus on collaborating with, not competing against, partners in our ecosystems. This strategy contrasts with our largest competitors, who operate software stacks with multiple vertically integrated adjacent services that potentially compete with offerings from technology partners in their ecosystems. Our customers benefit from the expertise and best-of-breed offerings of our partners, the flexibility to choose without penalty the best offerings for their needs, and the tailored programs developed with our strategic partners. Through significant investment, we have developed a marketplace of integrated application and technology solutions that is one of the largest of any ecommerce platform. Our partners currently offer more than 875 pre-built applications and integrations spanning major categories relevant to ecommerce, including shipping, tax, accounting and ERP, marketing, fulfillment, cross-channel commerce, and POS systems, with additional applications and integrations for merchandising, locations, and payments. We intend to grow partner-sourced revenue by expanding the value and scope of existing partnerships, selling and marketing partner solutions to our customer base, and acquiring and cultivating new, high-value relationships. Partner referrals of customers are increasingly becoming an efficient customer acquisition strategy for us as we expand our programs for cross-marketing and cross-selling with our partners.

Realizing operating leverage from our investments

We have made significant investments in our SaaS platform and our global infrastructure, which we believe will yield future operating leverage and profit margin expansion. Research and development has historically been one of our largest operating expense categories. By opening and expanding a lower-cost engineering center in Kyiv, Ukraine, we are increasing development capacity while also driving leverage in engineering cost as a percentage of total revenue. In addition, we believe we will achieve operating leverage in marketing by continuing to emphasize lower-cost inbound techniques and growth in customer referrals from our technology and agency partners, especially as our revenue mix continues to shift to our enterprise plans. We believe we will be able to run our business more efficiently as we continue to grow our revenue and gain further operating scale.

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

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period.

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

Enterprise Account metrics

To measure the effectiveness of our ability to execute against our growth strategy, particularly within the mid-market and enterprise business segments, we calculate ARR attributable to Enterprise Accounts. We define Enterprise Accounts as accounts with at least one unique Enterprise plan subscription (“Enterprise Accounts”). These accounts may have more than one Enterprise plan or a combination of Enterprise plans and Essentials plans.

The chart below illustrates certain of our key business metrics as of the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Total ARR (in thousands)	$181,166	$128,522	$102,162
Accounts with ACV greater than $2,000	10,184	9,090	8,375
% of Total ARR attributable to accounts with ACV greater than $2,000	82%	78%	74%
ARR attributable to accounts with ACV greater than $2,000 (in thousands)	$148,556	$100,247	$75,600
ARPA attributable to accounts with ACV greater than $2,000	$14,615	$11,098	$9,056
ARR attributable to Enterprise Accounts (in thousands)	$100,771	$66,734	$46,481
% of Total ARR attributable to Enterprise Accounts	56%	52%	45%

Net revenue retention

We use net revenue retention (“NRR”) to evaluate our ability to maintain and expand our revenue with our account base of customers exceeding the ACV threshold over time. The total billings and allocated partner revenue for the measured period are divided by the total billings and allocated partner revenue for such accounts, corresponding period one year prior. An NRR greater than 100% implies positive net revenue retention. This methodology includes stores added to or subtracted from an account’s subscription during the previous twelve months. It also includes changes to subscription and partner and services revenue billings, and revenue reductions from stores or accounts that leave the platform during the previous one-year period. Net new accounts added after the previous one-year period are excluded in our NRR calculations. NRR for accounts with ACV greater than $2,000 was 113%, 106% and 108% for the years ended December 31, 2020, 2019 and 2018, respectively. We update our reported NRR at the end of each fiscal year and do not report quarterly changes in NRR.

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

Results of operations

The following table summarizes our historical consolidated statement of operations data. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Revenue	$152,368	$112,103	$91,867
Cost of revenue(1)	34,126	27,023	21,937
Gross profit	118,242	85,080	69,930
Operating expenses:
Sales and marketing(1)	72,470	60,740	45,928
Research and development(1)	48,332	43,123	42,485
General and administrative(1)	36,137	22,204	19,497
Total operating expenses	156,939	126,067	107,910
Loss from operations	(38,697)	(40,987)	(37,980)
Interest income	31	245	653
Interest expense	(3,103)	(1,612)	(1,489)
Change in fair value of financial instrument	4,413	-	-
Other expense	(179)	(208)	(52)
Loss before provision for income taxes	(37,535)	(42,562)	(38,868)
Provision for income taxes	25	28	10
Net loss	$(37,560)	$(42,590)	$(38,878)

(1)	Includes stock-based compensation expense as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	769	191	82
Sales and marketing	3,310	838	388
Research and development	2,500	666	432
General and administrative	4,479	1,461	1,169
Total stock-based compensation expense	$11,058	$3,156	$2,071

(1)	Includes depreciation and amortization as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$958	$716	$466
Sales and marketing	902	730	478
Research and development	609	614	561
General and administrative	615	509	339
Total depreciation and amortization expense	$3,084	$2,569	$1,844

Revenue by geographic region

The composition of our revenue by geographic region during the years ended December 31, 2020 and 2019, and years ended December 31, 2019 and 2018 were as follows:

	Year ended December 31,		Change		Year ended December 31,		Change
	2020	2019	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Americas—U.S.	$120,934	$91,057	$29,877	32.8	$91,057	$75,025	$16,032	21.4
Americas—other	5,371	3,761	1,610	42.8	3,761	3,000	761	25.4
EMEA	12,396	7,370	5,026	68.2	7,370	6,123	1,247	20.4
APAC	13,667	9,915	3,752	37.8	9,915	7,719	2,196	28.4
Total Revenue	$152,368	$112,103	$40,265	35.9	$112,103	$91,867	$20,236	22.0

Comparison of years ended December 31, 2020 and 2019, and the years ended December 31, 2019 and 2018

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Year ended December 31,		Change		Year ended December 31,		Change
	2020	2019	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Subscription solutions	$103,706	$82,689	$21,017	25.4	$82,689	$70,484	$12,205	17.3
Partner and services	48,662	29,414	19,248	65.4	29,414	21,383	8,031	37.6
Total revenue	$152,368	$112,103	$40,265	35.9	$112,103	$91,867	$20,236	22.0

Revenue increased $40.3 million, or 35.9%, to $152.4 million for the year ended December 31, 2020 from $112.1 million for the year ended December 31, 2019, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $21.0 million, or 25.4%, to $103.7 million for the year ended December 31, 2020 from $82.7 million for the year ended December 31, 2019, primarily due to combined growth in domestic and international retail, mid-market and enterprise subscription sales as well as improved retention of our underlying customer base. Partner and services revenue increased $19.2 million, or 65.4%, to $48.7 million for the year ended December 31, 2020 from $29.4 million for the year ended December 31, 2019, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Revenue increased $20.2 million, or 22%, to $112.1 million in 2019 from $91.9 million in 2018, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $12.2 million, or 17.3%, to $82.7 million in 2019 from $70.5 million in 2018, primarily due to the increase in mid-market and large enterprise customers and our international expansion efforts. Partner and services revenue increased $8.0 million, or 37.6%, to $29.4 million in 2019 from $21.4 million in 2018, primarily as a result of increases in revenue-sharing activity with our technology partners.

Cost of revenue, gross profit, and gross margin

The following table presents our cost of revenue, gross profit, and gross margin for each of the periods indicated:

	Year ended December 31,		Change		Year ended December 31,		Change
	2020	2019	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$34,126	$27,023	$7,103	26.3	$27,023	$21,937	$5,086	23.2
Gross profit	$118,242	$85,080	$33,162	39.0	$85,080	$69,930	$15,150	21.7
Gross margin	77.6%	75.9%		1.7%	75.9%	76.1%		(0.2)%

Cost of revenue increased $7.1 million, or 26.3%, to $34.1 million for the year ended December 31, 2020 from $27.0 million for the year ended December 31, 2019, primarily as a result of higher hosting costs of $2.4 million as a result of increased transactions processed and higher personnel costs of $4.5 million, including stock-based compensation expense. Gross margin increased to 77.6% during the year ended December 31, 2020 from 75.9% during the year ended December 31, 2019.

Cost of revenue increased $5.1 million, or 23.2%, to $27.0 million in 2019 from $21.9 million in 2018, primarily as a result of higher hosting costs of $1.3 million as a result of increased transactions processed and increases in personnel-related costs of $3.6 million, including stock-based compensation expense, for personnel involved in providing customer support and professional services. Headcount for such personnel as of December 31, 2019 was 180 compared to 145 as of December 31, 2018. Gross margin decreased to 75.9% during 2019 from 76.1% during 2018.

Operating expenses

The following tables present our operating expenses for each of the periods indicated:

Sales and marketing

	Year ended December 31,		Change		Year ended December 31,		Change
	2020	2019	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$72,470	$60,740	$11,730	19.3%	$60,740	$45,928	$14,812	32.3%
Percentage of revenue	47.6%	54.2%		(6.6)%	54.2%	50.0%		4.2%

Sales and marketing expenses increased $11.7 million, or 19.3%, to $72.5 million for the year ended December 31, 2020 from $60.7 million for the year ended December 31, 2019, primarily due to higher staffing costs of $13.7 million, including stock-based compensation expense and bonuses, offset by a reduction in travel and marketing related expenditures of $2.4 million due to shifts in event timing due to the COVID-19 pandemic. As a percentage of total revenue, sales and marketing expenses decreased to 47.6% during the year ended December 31, 2020 from 54.2% during the year ended December 31, 2019, primarily due to increased operating leverage from revenue growth.

Sales and marketing expenses increased $14.8 million, or 32.3%, to $60.7 million in 2019 from $45.9 million in 2018, primarily due to an increase of $11.1 million in personnel-related costs, including stock-based compensation expense, for personnel engaged in acquiring new customers and marketing our products and services. Total sales and marketing headcount as of December 31, 2019 was 181 compared to 155 as of December 31, 2018. The increase was also attributed to a $3.3 million increase in marketing program spend to continue the promotion of our products and services globally. As a percentage of total revenue, sales and marketing expenses increased to 54.2% during 2019 from 50.0% during 2018, primarily due to investments in sales and marketing teams in London, UK and Sydney, Australia.

Research and development

	Year ended December 31,		Change		Year ended December 31,		Change
	2020	2019	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$48,332	$43,123	$5,209	12.1%	$43,123	$42,485	$638	1.5%
Percentage of revenue	31.7%	38.5%		(6.8)%	38.5%	46.2%		(7.7)%

Research and development expenses increased $5.2 million, or 12.1%, to $48.3 million for the year ended December 31, 2020 from $43.1 million for the year ended December 31, 2019, primarily due to higher staffing costs of $5.4 million including stock-based compensation and bonuses, however declined as a percentage of revenue. This decline reflects our leverage of previous enhancements to our platform capabilities and prior development of new product offerings.

Research and development expenses were relatively unchanged in absolute dollars for the year ended December 31, 2019 compared to December 31, 2018, however declined as a percentage of revenue, which is reflective of our efforts to leverage the previous enhancements to our platform capabilities and prior development of new product offerings. By opening and expanding an engineering center in Kyiv, Ukraine in 2019, we increased our lower-cost development capacity, further driving leverage in research and development spend as a percentage of revenue. Total research and development headcount as of December 31, 2019 was 190 compared to 191 as of December 31, 2018.

General and administrative

	Year ended December 31,		Change		Year ended December 31,		Change
	2020	2019	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$36,137	$22,204	$13,933	62.7%	$22,204	$19,497	$2,707	13.9%
Percentage of revenue	23.7%	19.8%		3.9%	19.8%	21.2%		(1.4)%

General and administrative expenses increased $13.9 million, or 62.7%, to $36.1 million for the year ended December 31, 2020 from $22.2 million for the year ended December 31, 2019. The increase was primarily due to increased staffing costs of $11.0 million, including stock-based compensation expense and bonuses, and additional public company compliance costs including, but not limited to director and officer insurance amounting to $2.3 million.

General and administrative expenses increased $2.7 million, or 13.9%, to $22.2 million in 2019 from $19.5 million in 2018. The increase was primarily due to an increase of $2.4 million in personnel-related expense, including stock-based compensation expense, resulting from the hiring of additional general and administrative personnel. Total general and administrative headcount as of December 31, 2019 was 139 compared to 111 as of December 31, 2018.

Interest income

Interest income was insignificant for the years ended December 31, 2020 and 2019.

Interest income decreased $0.4 million, or 62.5%, to $0.2 million in 2019 from $0.7 million in 2018, primarily as a result of lower balances in marketable securities.

Interest expense

Interest expense increased $1.5 million, or 92.5%, to $3.1 million for the year ended December 31, 2020 from $1.6 million for year ended December 31, 2019, primarily as a result of increased bank borrowings used to fund operations.

Interest expense increased $0.1 million, or 8.3%, to $1.6 million in 2019 from $1.5 million in 2018, primarily as a result of increased bank borrowings used to fund operations.

Change in fair value of financial instrument

The increase of $4.4 million in the fair value of financial instrument for the year ended December 31, 2020 was the result of a change in fair value of the embedded lenders’ put option on our 2020 Convertible Term Loan.

Other expense

Other expense was insignificant in the years ended December 31, 2020 and 2019.

Other expense was insignificant in the years ended December 31, 2019 and 2018.

Provision for income taxes

           Our provision for income taxes was insignificant in the years ended December 31, 2020, 2019 and 2018.

Liquidity and capital resources

We have incurred losses since our inception. Prior to our IPO, our operations were financed primarily through net proceeds from the sale of convertible preferred stock and borrowings under our debt instruments. As of December 31, 2020, we had an accumulated deficit of $313.4 million, working capital of $208.2 million and $220.6 million in cash and cash equivalents and restricted cash. Additionally, in December 2020 we fully repaid all outstanding borrowings under our debt facilities and terminated our A&R Credit Facility.

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

On August 4, 2020, we completed our IPO, in which we issued and sold 7,877,500 shares of our Series 1 common stock, including 1,027,500 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock, at $24.00 per share. The IPO resulted in net proceeds of $171.1 million after deducting underwriting discounts, commissions and other offering costs. An additional result of the IPO was the conversion of our 2017 and 2020 Term Loans to Series 1 Common Stock resulting in a $53.9 million reduction in the principal of our outstanding long-term debt.

On November 12, 2020, we completed our Secondary Offering, in which we issued and sold 1,000,000 shares of our Series 1 common stock at $68.00 per share. The Secondary Offering resulted in net proceeds of $65.1 million after deducting underwriting discounts, commissions and other offering costs. Existing stockholders sold an additional 4,750,000 shares of Series 1 common stock, including 750,000 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $68.00 per share.

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Year ended December 31,
	2020	2019	2018
		(in thousands)
Net cash used in operating activities	$(26,529)	$(39,969)	$(30,591)
Net cash (used in) provided by investing activities	$(1,964)	$17,871	$(26,517)
Net cash provided by financing activities	$239,950	$17,351	$64,236

As of December 31, 2020, we had $220.6 million in cash, cash equivalents, and restricted cash, an increase of $211.4 million compared to $9.2 million in 2019. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Restricted cash consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. We maintain cash account balances in excess of FDIC-insured limits.

Operating activities

Net cash used in operating activities for the years ended December 31, 2020, 2019 and 2018 was $26.5 million, $40.0 million and $30.6 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, debt discount amortization, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the year ended December 31, 2020 was $2.0 million. It consisted primarily of purchases of property and equipment of $2.0 million.

Net cash provided by investing activities during the year ended December 31, 2019 was $17.9 million. It consisted primarily of proceeds from the sale and maturity of marketable securities of $23.5 million, partially offset by purchases of property and equipment of $5.6 million.

Net cash used in investing activities during the year ended December 31, 2018 was $26.5 million. It consisted primarily of purchases of marketable securities of $33.6 million and purchases of property and equipment of $3.3 million, partially offset by proceeds from the maturities and sale of marketable securities of $10.4 million.

Financing activities

Net cash provided by financing activities during the year ended December 31, 2020 was $240.0 million. In the year ended December 31, 2020, our IPO and Secondary Offering proceeds, net of underwriting discounts, commissions and other offering costs, provided $236.2 million, bank borrowings provided $41.9 million and issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $3.3 million, which was partially offset by the payment of dividends and repayment of debt for $12.8 million and $28.6 million respectively.

Net cash provided by financing activities during the year ended December 31, 2019 was $17.4 million. In the year ended December 31, 2019, bank borrowings provided $18.5 million, and issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $0.9 million, slightly offset by debt repayments of $2.0 million.

Net cash provided by financing activities during the year ended December 31, 2018 was $64.2 million, respectively. In the year ended December 31, 2018, $63.6 million was provided by the issuance of convertible preferred stock and the issuance of shares of Series 1 common stock pursuant to the exercise of stock options of $0.6 million.

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

In February 2020, we entered into the A&R Credit Facility, which amended and restated the Credit Facility. Among other amendments, the A&R Credit Facility reduced the amount available under the Revolving Line by $5.0 million to $20.0 million, effective concurrent with the funding of the 2020 Convertible Term Loan. We entered into a first amendment to the A&R Credit Facility on September 29, 2020, which delayed the planned decrease in the Revolving Line to $10.0 million until December 31, 2020. We repaid all borrowings outstanding under this agreement in December 2020 and terminated this facility effective as of December 29, 2020.

Mezzanine facility

On February 28, 2020, we entered into a mezzanine loan and security agreement (the “Mezzanine Facility”) with WestRiver Innovation Lending Fund VIII, L.P. providing for a term loan of $10.0 million with a draw period that expired on September 30, 2020. The Mezzanine Facility remained undrawn as of the expiration of the draw period and was terminated as a result of such expiration. We formally terminated the Mezzanine Facility effective as of November 6, 2020.

Contractual obligations

Our principal commitments consist of (1) obligations under our A&R Credit Facility, (2) operating leases for office space, and (3) purchase obligations with certain technology providers used to host our platform. The following table summarizes our commitments to settle contractual obligations as of December 31, 2020.

		Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(in thousands)
Long term debt obligations	$—	$—	$—	$—	$—
Lease obligations	18,651	3,927	5,547	4,254	4,923
Purchase obligations	10,455	6,122	4,333	—	—
Total contractual obligations	$29,106	$10,049	$9,880	$4,254	$4,923

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020 or as of December 31, 2019.

Critical accounting policies and estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on the reported revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

While our significant accounting policies are described in the notes to our included consolidated financial statements, we believe the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue recognition

We recognize revenue from two sources: (1) subscription solutions revenue and (2) partner and services revenue.

Subscription solutions revenue consists of: (1) platform subscription fees, (2) recurring professional services, and (3) sales of SSL certificates. We generally recognize platform subscription fees and recurring professional services revenue in the month they are earned. We begin revenue recognition on the date that our service is made available to our customers. We recognize SSL certificates revenue ratably over the term of the certificates. Fixed monthly fees and any overage charges related to subscription solutions are recognized as revenue in the month they are earned.

Partner and services revenue is derived from: (1) revenue-sharing arrangements, (2) technology integrations, (3) partner marketing and promotion, and (4) non-recurring professional services. We recognize revenue on a net basis from revenue-sharing arrangements when the underlying transaction occurs. We recognize revenue from technology integration fees ratably over the contract term because technology integration and platform access are deemed to be a single performance obligation. Revenue from partner marketing and promotion and non-recurring professional services is recognized as the service is performed.

We adopted Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”), effective January 1, 2018, using the full retrospective method of adoption. As such, the consolidated financial statements present revenue in accordance with Topic 606 for the period presented. Topic 606 requires us to identify distinct performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. When distinct performance obligations exist, we allocate the contract transaction price to each distinct performance obligation. The standalone selling price, or our best estimate of standalone selling price, is used to allocate the transaction price to the separate performance obligations. We recognize revenue when, or as, the performance obligation is satisfied.

Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Also, significant judgment may be required to determine the allocation of transaction price to each distinct performance obligation.

Deferred costs

Deferred costs include deferred sales commissions that are incremental costs of obtaining customer contracts. Sales commissions are not paid on subscription renewal. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately four years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features.

Equity-based compensation

We have granted stock options to certain employees, consultants, and members of our board of directors. Stock-based compensation related to stock options is measured based on the fair value of the awards on the grant date. It is recognized in our consolidated statements of operations over the period the recipient is required to perform services in exchange for the award. This period is generally the vesting period.

We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. Our option-pricing model requires the input of highly subjective assumptions, including: (1) the fair value of the underlying shares, (2) the expected term of the awards, (3) the expected volatility of the price of our shares, (4) risk-free interest rates, and (5) the expected dividend yield of our shares. These estimates involve inherent uncertainties and the application of judgment.

The assumptions are based on the following:

•

Expected volatility. Since we have no significant trading history by which to determine the volatility of our stock price, we estimate volatility for option grants by evaluating the average historical volatility of peer group companies for the period immediately preceding the option grant.

•	Risk-free interest rate. The risk-free interest rate was based on the United States Treasury zero-coupon issues with remaining terms similar to the expected term of the options.
•

Dividend yield. We used an expected dividend yield of zero. We have never declared or paid any cash dividends on our common stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

•

Average expected life. We elected to use the simplified method to compute the expected term. We have limited history of exercise activity and our stock options meet the criteria of “plain-vanilla” options as defined by the SEC. The simplified method calculates the expected term by taking the average of the vesting term and the original contractual term of the awards.

•

Fair value of common stock. Given the absence of an active market for our shares of common stock prior to our IPO, we estimated the fair value of our shares of common stock. Subsequent to the IPO, the BOD determines the fair value of each share based on the closing price on the date of grant on the Nasdaq.

•

Forfeiture. We estimate the expected forfeiture rate and only recognize expense for those shares of common stock expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

If any assumptions used in the Black-Scholes option-pricing model change significantly, stock option compensation expense for future awards may differ materially compared with the expense for awards granted previously.

Commencing in 2020, we also have granted restricted stock units (“RSUs”). Stock-based compensation related to RSUs is measured based on the fair value of the common stock on the grant date. It is recognized in our consolidated statement of operations over the period the recipient is required to perform services in exchange for the award, which is generally the vesting period.  The expense of these awards is determined by applying a forfeiture rate to the fair value of common stock on the date of grant.

Recent accounting pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our included audited consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the year ended December 31, 2020 were transacted in U.S. dollars. As we expand our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, as we expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

Credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash, and accounts receivable. Our investment policy limits investments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies, and highly rated corporate securities, subject to certain concentration limits and restrictions on maturities. Our cash and cash equivalents and restricted cash are held by financial institutions that management believes are of high credit quality. Amounts on deposit may at times exceed FDIC insured limits. We have not experienced any losses on our deposits of cash and cash equivalents, and accounts are monitored by management to mitigate risk. We are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents or an event of default by the issuers of the corporate debt securities we hold.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-23 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

On February 23, 2021, we determined that the date of our 2021 annual meeting of stockholders (the “Annual Meeting”) will be May 14, 2021.

Because we did not hold an annual meeting the previous year, our stockholders who wish to have a proposal considered for inclusion in our proxy materials for the Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), must ensure that such proposal is received by our Secretary at our principal executive offices, BigCommerce Holdings, Inc., 11305 Four Points Drive, Building II, Third Floor, Austin, Texas 78726, on or before the close of business on March 8, 2021, which we have determined to be a reasonable time before it expects to begin to print and send its proxy materials. Any such proposal must also meet the requirements set forth in the rules and regulations of the Securities and Exchange Commission in order to be eligible for inclusion in the proxy materials for the Annual Meeting.

In addition, any stockholder who intends to submit a proposal regarding a director nomination or who intends to submit a proposal regarding any other matter of business at the Annual Meeting must also ensure that notice of any such nomination or proposal (including any additional information specified in the Bylaws) is received by our Secretary at our principal executive offices on or before the close of business on March 8, 2021. This deadline will also apply in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c)(1) of the Exchange Act.

On February 24, 2021, the compensation committee of our board of directors approved the 2021 Executive Bonus Plan (“2021 Bonus Plan”) for our executive officers to be effective for our fiscal year ending December 31, 2021.  Participants in the Bonus Plan will be determined by the compensation committee and will be eligible to earn cash bonuses through the achievement of individual or company performance targets to be established by the compensation committee.  The 2021 Bonus Plan provides for the payment of cash bonuses based upon achievement of such performance targets and payout formulas determined by the compensation committee.  To the extent earned, bonuses under the 2021 Bonus Plan will be paid in a single annual payout following completion of the fiscal year ending December 31, 2021.  The 2021 Bonus Plan is attached as Exhibit 10.18 to this Annual Report on Form 10-K and the terms thereof are incorporated by reference.

Effective as of December 29, 2020, we fully repaid all outstanding borrowings under the A&R Credit Facility dated as of February 28, 2020 with Silicon Valley Bank and terminated the A&R Credit Facility.  The terms and conditions of the A&R Credit Facility are disclosed in Note 8 to the consolidated financial statements, which disclosures are incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated by reference.

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents Filed with Report
(1)	Financial Statements;

(2)	Financial Statement Schedules.

Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.

(3)	Exhibits.

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-39423	3.1	August 7, 2020

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	8-K	001-39423	3.2	August 7, 2020

10.1	Fourth Amended and Restated Investor Rights Agreement, dated as of April 19, 2018	S-1	333-239838	10.1	July 13, 2020

10.2+	Form of Indemnification Agreement for Officers and Directors	S-1/A	333-239838	10.4	July 28, 2020

10.3+	BigCommerce Holdings, Inc. Amended and Restated 2013 Stock Plan	S-1	333-239838	10.5	July 13, 2020

10.4+	BigCommerce Holdings, Inc. 2020 Equity Incentive Plan	S-1/A	333-239838	10.6	July 28, 2020

10.5+	BigCommerce Holdings, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-239838	10.7	July 28, 2020

10.6	Contingent Convertible Debt Agreement, dated October 27, 2017, by and among Silicon Valley Bank, the Registrant, BigCommerce, Inc., and BigCommerce PTY LTD ACN 107 422 631.	S-1	333-239838	10.9	July 13, 2020

10.7	2020 Contingent Convertible Debt Agreement, dated February 28, 2020, by and among Silicon Valley Bank, the Registrant, BigCommerce, Inc., and BigCommerce PTY LTD ACN 107 422 631.	S-1	333-239838	10.10	July 13, 2020

10.8+	Offer Letter dated May 29, 2015, by and between the Registrant and Brent Bellm	S-1	333-239838	10.12	July 13, 2020

10.9+	Amendment to Offer Letter dated February 12, 2019, by and between the Registrant and Brent Bellm	S-1	333-239838	10.13	July 13, 2020

10.10+	Offer Letter dated May 10, 2018, by and between the Registrant and Lisa Pearson	S-1	333-239838	10.14	July 13, 2020

10.11+	Offer Letter dated September 9, 2016, by and between the Registrant and Brian Dhatt	S-1	333-239838	10.15	July 13, 2020

10.12+	Amendment to Offer Letter dated February 2, 2017, by and between BigCommerce, Inc. and Brian Dhatt	S-1	333-239838	10.16	July 13, 2020

10.13*	Office Lease, dated November 20, 2012, by and between New TPG-Four Points, L.P. and BigCommerce, Inc.	S-1	333-239838	10.17	July 13, 2020

10.14*	First Amendment to Lease, dated February 5, 2018, by and between G&I VII Four Points LP and BigCommerce, Inc.	S-1	333-239838	10.18	July 13, 2020

10.15*	Second Amendment to Lease, dated October 4, 2018, by and between G&I VII Four Points LP and BigCommerce, Inc.	S-1	333-239838	10.19	July 13, 2020

10.16^	PayPal Commerce Platform Global Partner Agreement, dated January 1, 2020, by and among PayPal, Inc., PayPal Pte. Ltd, BigCommerce, Inc., BigCommerce Pty Ltd, BigCommerce UK Ltd, and BigCommerce Software Ireland Limited	S-1	333-239838	10.20	July 13, 2020

10.17+**	BigCommerce Holdings, Inc. 2020 Executive Bonus Plan

10.18+**	BigCommerce Holdings, Inc, 2021 Executive Bonus Plan

21.1	List of Subsidiaries of the Registrant	S-1	333-239838	21.1	July 13, 2020

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
†

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BigCommerce Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

(*)

Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

**	Filed herewith.
(^)	Portions of this exhibit have been omitted as we have determined that the information (i) is not material and (ii) would likely cause competitive harm to us if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGCOMMERCE HOLDINGS, INC

Date: February 26, 2021	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brent Bellm	President, Chief Executive Officer and Director	February 26, 2021
Brent Bellm	(Principal Executive Officer)

/s/ Robert Alvarez	Chief Financial Officer	February 26, 2021
Robert Alvarez	(Principal Financial Officer)

/s/ Thomas Aylor	Vice President, Accounting	February 26, 2021
Thomas Aylor	(Principal Accounting Officer)

/s/ Lawrence Bohn	Director	February 26, 2021
Lawrence Bohn

/s/ Donald E. Clark	Director	February 26, 2021
Donald E. Clark

/s/ John T. McDonald	Director	February 26, 2021
John T. McDonald

/s/ Steven Murray	Director	February 26, 2021
Steven Murray

/s/ Jeff Richards	Director	February 26, 2021
Jeff Richards

/s/ Ellen F. Siminoff	Director	February 26, 2021
Ellen F. Siminoff

Report of independent registered public accounting firm

To the Shareholders and the Board of Directors of BigCommerce Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of BigCommerce Holdings, Inc. (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU no. 2016-02

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Basis for opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Austin, Texas

February 26, 2021

BigCommerce Holdings, Inc.

Consolidated balance sheets

(in thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$219,447	$7,795
Restricted cash	1,160	1,355
Accounts receivable, net	22,894	15,548
Prepaid expenses and other assets	8,000	5,296
Deferred commissions	2,571	1,677
Total current assets	254,072	31,671
Property and equipment, net	7,122	8,241
Right-of-use-asset	11,842	14,065
Deferred commissions, net of current portion	3,590	2,087
Total assets	$276,626	$56,064
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$5,788	$3,881
Accrued liabilities	3,344	5,849
Deferred revenue	11,406	9,399
Current portion of long-term debt	—	2,363
Current portion of operating lease liabilities	3,173	2,718
Other current liabilities	22,176	9,704
Total current liabilities	45,887	33,914
Deferred revenue, net of current portion	1,308	1,492
Long-term debt, net of current portion	—	38,502
Operating lease liabilities, net of current portion	12,672	15,705
Total liabilities	59,867	89,613
Commitments and contingencies (Note 6)
Convertible preferred stock
Convertible preferred stock $0.0001 par value; 10,000 and 102,030 shares authorized at December 31, 2020 and December 31, 2019, respectively; 0 shares and 102,030 shares issued and outstanding at December 31, 2020 and 2019, respectively.	—	223,754
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 500,000 shares Series 1 and, 5,051 shares Series 2 authorized at December 31, 2020 and 200,000 shares voting and 30,000 shares of non-voting authorized at December 31, 2019; 65,406, and 18,544 shares Series 1 and voting issued and, outstanding at December 31, 2020 2020 and December 31, 2019, respectively, and 4,106 and 0 shares Series 2 and non-voting issued and, outstanding at December 31, 2020, and December 31, 2019, respectively.	7	2
Additional paid-in capital	530,143	17,244
Accumulated other comprehensive loss	—	—
Accumulated deficit	(313,391)	(274,549)
Total stockholders’ equity (deficit)	216,759	(257,303)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$276,626	$56,064

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated statements of operations

(in thousands, except per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenue	$152,368	$112,103	$91,867
Cost of revenue	34,126	27,023	21,937
Gross profit	118,242	85,080	69,930
Operating expenses:
Sales and marketing	72,470	60,740	45,928
Research and development	48,332	43,123	42,485
General and administrative	36,137	22,204	19,497
Total operating expenses	156,939	126,067	107,910
Loss from operations	(38,697)	(40,987)	(37,980)
Interest income	31	245	653
Interest expense	(3,103)	(1,612)	(1,489)
Change in fair value of financial instruments	4,413	—	—
Other expense	(179)	(208)	(52)
Loss before provision for income taxes	(37,535)	(42,562)	(38,868)
Provision for income taxes	25	28	10
Net loss	(37,560)	(42,590)	(38,878)
Cumulative dividends and accretion of issuance costs on Series F preferred stock	$(962)	$(7,308)	$(4,712)
Net loss attributable to common stockholders	$(38,522)	$(49,898)	$(43,590)
Basic and diluted net loss per share attributable to common stockholders	$(0.99)	$(2.80)	$(2.59)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	39,092	17,834	16,807

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated statements of comprehensive loss

(in thousands)

	Year ended December 31,
	2020	2019	2018
Net loss	$(37,560)	$(42,590)	$(38,878)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	—	14	(14)
Total comprehensive loss	$(37,560)	$(42,576)	$(38,892)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

(in thousands)

	Convertible preferred stock		Series 1 common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	78,402	$148,105	16,059	$2	$10,633	$(182,349)	$—	$(171,714)
Adoption of ASC 606	—	—	—	—	—	1,164	—	1,164
Issuance of Series F preferred stock, net of issuance costs	23,628	63,629	—	—	—	—	—	—
Exercise of stock options	—	—	1,386	—	607	—	—	607
Stock-based compensation	—	—	—	—	2,071	—	—	2,071
Accumulated dividend—Series F	—	4,662	—	—	—	(4,662)	—	(4,662)
Accretion of Series F issuance costs	—	50	—	—	(50)	—	—	(50)
Unrealized loss on investments	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	(38,878)	—	(38,878)
Balance at December 31, 2018	102,030	216,446	17,445	$2	13,261	(224,725)	(14)	$(211,476)
Exercise of stock options	—	—	1,099	—	901	—	—	901
Stock-based compensation	—	—	—	—	3,156	—	—	3,156
Accumulated dividend—Series F	—	7,234	—	—	—	(7,234)	—	(7,234)
Accretion of Series F issuance costs	—	74	—	—	(74)	—	—	(74)
Unrealized gain on investments	—	—	—	—	—	—	14	14
Net loss	—	—	—	—	—	(42,590)	—	(42,590)
Balance at December 31, 2019	102,030	$223,754	18,544	$2	$17,244	$(274,549)	$—	$(257,303)
Exercise of stock options	—	—	2,015	—	3,151	—	—	3,151
Exercise of warrants	—	—	383	—	126	—	—	126
Stock-based compensation	—	—	—	—	11,058	—	—	11,058
Adoption of new accounting standard (See Note 2)	—	—	—	—	—	(364)	—	(364)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offerings costs	—	—	7,878	1	171,128	—	—	171,129
Issuance of common stock upon secondary public offering, net of underwriting discounts and commissions and other offering costs	—	—	1,000	—	65,112	—	—	65,112
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(102,030)	(211,902)	34,442	3	211,899	—	—	211,902
Conversion of redeemable convertible debt to common stock upon initial public offering	—		5,250	1	50,172	—	—	50,173
Accumulated dividend—Series F	—	918	—	—	—	(918)	—	(918)
Payment of Series F dividend	—	(12,814)	—	—	—		—	—
Accretion of Series F issuance costs	—	44	—	—	(44)		—	(44)
Warrants issued in connection with debt	—	—	—	—	297		—	297
Net loss	—	—	—	—	—	(37,560)	—	(37,560)
Balance at December 31, 2020	—	$—	69,512	$7	$530,143	$(313,391)	$—	$216,759

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated statements of cash flows

(in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(37,560)	$(42,590)	$(38,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,084	2,569	1,844
Amortization of discount on debt	774	54	49
Stock-based compensation	11,058	3,156	2,071
Provision for expected credit losses	1,594	988	341
Accretion on discount to marketable securities	—	(69)	(190)
Change in fair value of financial instrument	(4,413)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(9,305)	(6,297)	(4,627)
Prepaid expenses	(2,704)	(1,786)	(294)
Deferred commissions	(2,396)	(903)	(804)
Accounts payable	1,907	(1,582)	291
Accrued and other current liabilities	9,610	8,164	2,351
Deferred revenue	1,822	(1,673)	6,908
Other	—	—	347
Net cash used in operating activities	(26,529)	(39,969)	(30,591)
Cash flows from investing activities:
Purchase of marketable securities	—	—	(33,566)
Purchase of property and equipment	(1,964)	(5,579)	(3,326)
Maturity of marketable securities	—	23,450	10,375
Net cash (used in) provided by investing activities	(1,964)	17,871	(26,517)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	63,629
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	171,129	—	—
Proceeds from issuance of common stock upon secondary offering, net of underwriting discounts and commissions and other offerings costs	65,112	—	—
Payment of Series F dividends	(12,814)	—	—
Proceeds from exercise of stock options and warrants	3,279	901	607
Proceeds from debt	41,861	18,500	4,500
Repayment of debt	(28,617)	(2,050)	(4,500)
Net cash provided by financing activities	239,950	17,351	64,236
Net change in cash and cash equivalents and restricted cash	211,457	(4,747)	7,128
Cash and cash equivalents and restricted cash, beginning of period	9,150	13,897	6,769
Cash and cash equivalents and restricted cash, end of period	$220,607	$9,150	$13,897
Supplemental cash flow information:
Cash paid for interest	$2,285	$1,626	$1,250
Noncash investing and financing activities:
Conversion of convertible preferred stock into common stock upon initial public offering	$211,902	$—	$—
Conversion of convertible debt into common stock upon initial public offering	$50,173	$—	$—

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

BigCommerce empowers businesses to turn digital transformation into a competitive advantage. We allow merchants to build their ecommerce solution their way with the freedom of choice that makes the most sense for their unique business and product offerings. We provide a comprehensive platform for launching and scaling an ecommerce operation, including store design, catalog management, hosting, checkout, order management, reporting, and pre-integration into third-party services like payments, shipping, and accounting. All our stores run on a single code base and share a global, multi-tenant architecture purpose built for security, high performance, and innovation. Our platform serves stores in a wide variety of sizes, product categories, and purchase types, including business-to-consumer and business-to-business.

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

Stock split, initial public offering and secondary offering

On July 24, 2020, we filed with the Secretary of State of the State of Delaware an amendment to our certificate of incorporation that effected a one-for-three reverse stock split of our common stock. All common stock share and per share information for all periods presented has been adjusted to reflect the reverse stock split. The amendment to our certificate of incorporation adjusted the amount of our authorized shares to: 205,000,000 shares of Series 1 common stock, 45,000,000 shares of Series 2 common stock, and 109,030,573 shares of preferred stock. The common stock has a par value of $0.0001 per share. On July 24, 2020, concurrently with the effectiveness of the reverse stock split, the conversion prices applicable to our preferred stock were adjusted proportionately in accordance with our certificate of incorporation. The Series 1 common stock and Series 2 common stock numbers referenced herein and included in this Annual Report on Form 10-K reflect this split.

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

On November 12, 2020, we completed our Secondary Offering, in which we issued and sold 1,000,000 shares of our Series 1 common stock at $68.00 per share. The Secondary Offering resulted in net proceeds of $65.1 million after deducting underwriting discounts, commissions and other offering costs. Existing stockholders sold an additional 4,750,000 shares of Series 1 common stock, including 750,000 shares of Series 1 common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of Series 1 common stock at $68.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders in the Secondary Offering.

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

	Year ended December 31,
(in thousands)	2020	2019	2018
Revenue:
Americas—U.S.	$120,934	$91,057	$75,025
Americas—other	5,371	3,761	3,000
EMEA	12,396	7,370	6,123
APAC	13,667	9,915	7,719
Total revenue	$152,368	$112,103	$91,867

Long-lived assets by geographic region was as follows:

	Year ended December 31,
(in thousands)	2020	2019
Long-lived assets:
Americas—U.S.	$6,596	$7,699
Americas—other	—	—
EMEA	—	—
APAC	526	542
Total long-lived assets	$7,122	$8,241

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

Accounts receivable

Accounts receivable are stated at net of provision for expected credit losses and include unbilled receivables. Unbilled receivables arise primarily when we provide subscriptions services in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at December 31, 2020 and December 31, 2019 included unbilled receivables of $7.5 million and $4.0 million, respectively.

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

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2017	$376
Provision for expected credit losses	341
Accounts written off	(120)
Balance at December 31, 2018	$597
Provision for expected credit losses	988
Accounts written off	(418)
Balance at December 31, 2019	$1,167
Cumulative effect adjustment upon adoption	364
Provision for expected credit losses	1,594
Accounts written off	(1,133)
Balance at December 31, 2020	$1,992

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

Concentration of credit risks, significant clients, and suppliers

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash, and accounts receivable. Our investment policy limits investments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies, and highly rated corporate securities, subject to certain concentration limits and restrictions on maturities. Our cash and cash equivalents and restricted cash are held by financial institutions that management believes are of high credit quality. Amounts on deposit may at times exceed federally insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents and bond issuers.

Accounts receivable are derived from sales to our customers and our strategic technology partners who operate in a variety of sectors. We do not require collateral. Estimated credit losses are provided for in the consolidated financial statements and historically have been within management’s expectations.

One of our strategic partners accounted for 15% of our revenue for the year ended December 31, 2020 and 12% of our revenue for each of the years ended December 31, 2019 and 2018, and accounted for 24%, 20% and 22% of our accounts receivable balance at December 31, 2020, 2019 and 2018, respectively.

Advertising costs

We expense advertising costs as incurred. Advertising expenses were approximately $12.9 million, $11.8 million and $8.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

We account for uncertain tax positions in accordance with ASC 740, “Income Taxes”, which clarifies the accounting for uncertainty in tax positions. These provisions require recognition of the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)” which modifies the measurement of expected credit losses of certain financial instruments. Credit losses on trade and other receivables, available-for-sale debt securities, and other instruments will reflect our current estimate of the expected credit losses and will generally result in the earlier recognition of allowance for losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of the new standard resulted in the recording of a cumulative-effect adjustment to accumulated deficit of $0.4 million on January 1, 2020. We will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.

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

Foreign currency

Our functional and reporting currency and the functional and reporting currency of our subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are re-measured to U.S. dollars using the exchange rates at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are measured in U.S. dollars using historical exchange rates. Revenue and expenses are measured using the actual exchange rates prevailing on the dates of the transactions. Gains and losses resulting from re-measurement are recorded within Other expense in our consolidated statements of operations and were not material for all periods presented.

3. Revenue recognition and deferred costs

Our sources of revenue consist of subscription solutions fees and partner and services fees. These services allow customers to access our hosted software over the contract period. The customer is not allowed to take possession of the software or transfer the software. Our revenue arrangements do not contain general rights of refund in the event of cancellations.

The following table disaggregates our revenue by major source:

	Year ended December 31,
(in thousands)	2020	2019	2018
Subscription solutions	$103,706	$82,689	$70,484
Partner and services	48,662	29,414	21,383
Total revenue	$152,368	$112,103	$91,867

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. We recognize revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met.

The net increase in the deferred revenue balance for the year ended December 31, 2020 is primarily due to increase in SaaS related subscriptions. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

As of December 31, 2020, we had $86.9 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. We expect to recognize approximately 55% of the remaining performance obligations as revenue in the next 12 months, and the remaining balance in the periods thereafter.

Deferred commissions

Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately four years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features. We include amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. We periodically review the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize an impairment of deferred commissions during the years ended December 31, 2020 and December 31, 2019.

Sales commissions of $4.5 million, $2.5 million and $2.0 million were deferred for the years ended December 31, 2020, 2019 and 2018, respectively; and deferred commission amortization expense was $2.2 million, $1.6 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

4. Fair value measurements

Financial instruments carried at fair value include cash and cash equivalents, restricted cash and marketable securities. The carrying amount of accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities.

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

The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•	Level 2—Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•

Level 3—Inputs are unobservable that are significant to the fair value of the asset or liability and are developed based on the best information available in the circumstances, which might include our data.

We had $196.5 million of marketable securities included in our cash equivalents as of December 31, 2020, which were valued using Level 1 inputs and approximated its carry value.

At December 31, 2019 the fair value of debt was measured using Level 2 inputs and approximated its carrying value.

5. Property and equipment

Property and equipment, which includes software purchased or developed for internal use, is composed of the following:

	As of December 31,
(in thousands)	2020	2019
Computer software	$2,347	$1,788
Computer equipment	7,938	6,816
Furniture and fixtures	2,379	2,198
Leasehold improvements	7,943	7,834
	20,607	18,636
Less: accumulated depreciation and amortization	(13,485)	(10,395)
Property and equipment, net	$7,122	$8,241

Depreciation expense on property and equipment was $3.1 million, $2.6 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

6. Commitments, contingencies, and leases

We had unconditional purchase obligations as of December 31, 2020, as follows:

(in thousands)
2021	$6,122
2022	4,333
2023	—
2024 and thereafter	—
Total	$10,455

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

Our certificate of incorporation and certain contractual arrangements provide for indemnification of our officers and directors for certain events or occurrences. We maintain a directors and officers insurance policy to provide coverage in the event of a claim against an officer of director. Historically, we have not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2020 and 2019.

Leases

We lease certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require us to pay taxes, insurance and maintenance costs. Renewal options were not included in the ROU asset and lease liability calculation.

We adopted ASC Topic 842, Leases on January 1, 2019. Operating and short-term rent expenses were $3.7 and $3.2 million, and $0.4 and $0.3 million, respectively, for the years ended December 31, 2020 and 2019. Operating rent expense was $2.5 million for the year ended December 31, 2018. We elected the practical expedient to not provide comparable presentation for periods prior to adoption.

Supplemental lease information

	Year ended December 31,
Cash flow information (in thousands)	2020	2019
Cash paid for operating lease liabilities	$3,666	$3,224
Right-of-use assets obtained in exchange for operating lease obligations	$—	$2,714

	Year ended December 31,
Operating lease information	2020	2019
Weighted-average remaining lease-term	6.0 years	6.8 years
Weighted-average discount rate	5.42%	5.50%

The future maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2020
2021	$3,928
2022	3,062
2023	2,484
2024	2,243
2025	2,011
Thereafter	4,923
Total minimum lease payments	$18,651
Less imputed interest	(2,806)
Total lease liabilities	$15,845

7. Other liabilities

The following table summarizes the components of other current liabilities:

	Year ended December 31,
(in thousands)	2020	2019
Sales tax payable	$814	$551
Payroll and payroll related expenses	18,255	6,126
Other	3,107	3,027
Other current liabilities	$22,176	$9,704

8. Debt

Convertible term loan

On October 27, 2017, we entered into a contingent convertible debt agreement (the “Convertible Term Loan”) with Silicon Valley Bank (“SVB”) providing for a term loan of $20.0 million. In conjunction with our IPO on August 5, 2020, the bank exercised its purchase right and repaid $1.1 million of previously paid principal. This balance, combined with the unpaid principal balance of $18.9 was converted into 2,179,360 shares of Series 1 common stock. No further borrowings are allowed under this convertible debt agreement. Interest was calculated on the outstanding principal, with interest payable monthly. The initial interest rate was equal to the prime rate and changes to a rate of prime plus 2.0% on and after January 1, 2020, a rate of prime plus 4.0% on and after January 1, 2021, and a rate of prime plus 6.0% on and after January 1, 2022. The weighted-average effective interest rate was 5.8%, 5.4% and 4.9% during the years ended December 31, 2020, 2019 and 2018. Quarterly principal payments of $125 thousand were due and payable from June 1, 2018 through maturity.

On February 28, 2020 we entered into a contingent convertible term loan (the “2020 Convertible Loan”) with SVB, providing for a convertible term loan in an amount of $35.0 million. In conjunction with our IPO on August 5, 2020, the outstanding principal balance of $35 million was converted into 3,070,174 shares of Series 1 common stock. No further borrowings are allowed under this convertible debt agreement. Interest was calculated on the outstanding principal, with interest payable monthly. The 2020 Convertible Term Loan bears interest at (a) 4.5% prior to January 1, 2022, (b) 6.5% from January 1, 2022 and prior to January 1, 2023, (c) 8.5% from January 1, 2023 and prior to January 1, 2024, and (d) 10.5% from and after January 1, 2024. The weighted-average effective interest rate was 4.0% for the year ended December 31, 2020.

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

The put option, with an initial fair value of approximately $4.4 million, was recorded as a derivative liability on the accompanying balance sheet and a corresponding discount to the 2020 Convertible Term Loan. The discount was accreted to interest expense on the consolidated statement of operations over the term of the 2020 Convertible Term Loan using the effective interest method. The net balance outstanding under the terms of this agreement was netted against the outstanding principal balance upon conversion to Series 1 Common Stock upon completion of our IPO. We recorded interest expense related to this instrument of $0.4 during the year ended December 31, 2020.

The estimated fair value of the put option was determined using a multi-scenario probability weighted expected return method analysis in which the future probability of exit events was weighted for its respective probability. Key assumptions included time to exit event, fair value of common stock, and a discount rate. At March 31, 2020, we determined the put option had no fair value due to an increase in market conditions that would make any amounts due under the redemption feature remote. As a result, we recorded a gain in the amount of $4.4 million, which was recorded in the accompanying consolidated statements of operations.  This instrument was extinguished upon the conversion of the 2020 Convertible Term Debt upon completion of our IPO.

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

On February 28, 2020, we amended and restated our loan and security agreement (the “A&R Credit Facility”) with SVB. The A&R Credit Facility reduces the amount available under the Revolving Line by $5.0 million to $20.0 million with a further reduction in availability to $10.0 million scheduled for September 30, 2020. On September 29, 2020, we entered into an agreement with SVB to defer the reduction in amounts available under the Revolving Line from $20.0 million to $10.0 million from September 30, 2020 to December 31, 2020. We accounted for the February 28, 2020 amendment and restatement transaction as an extinguishment of debt pursuant to ASC 470-50. We recorded an immaterial loss on extinguishment during the year period ended December 31, 2020.

The Revolving Line has a maturity date of October 27, 2021. The Revolving Line bore interest at a rate equal to the prime rate, and the weighted-average effective interest rate was 3.6%, 5.3% and 5.2% for the years ended December 31, 2020, 2019, and 2018, respectively. Interest is calculated on the outstanding principal and is payable monthly. We had no balance outstanding under terms of this agreement at December 31, 2020 and no further borrowings are allowed under this agreement. As of December 31, 2019, we had $18.5 million outstanding under the Revolving Line.

Borrowings from the 2018 Term Loan mature 36 months after each draw. The 2018 Term Loan bore interest at a rate equal to the prime rate plus 0.25% and, the weighted-average effective interest rate was 4.2%, 5.3%, and 5.2% for the years ended December 31, 2020, 2019 and 2018, respectively. Interest is calculated on the outstanding principal and is payable monthly. Monthly principal payments commenced on October 1, 2018 with a maturity date of October 1, 2021. The principal amortizes equally from the time of the draw to the maturity date. As of December 31 2020, we had no balance outstanding under terms of this agreement and no further borrowings are allowed. At December 31, 2019, we had $3.3 million outstanding under the 2018 Term Loan.

In conjunction with our entry into the A&R Credit Facility, our financial covenants were amended. We are required to maintain a revenue growth rate of 118% each quarter compared to the same quarter in the prior year. The other covenant requires us to maintain a minimum liquidity ratio of 1.5:1. The liquidity ratio is calculated as unrestricted and unencumbered cash plus sixty percent of net accounts receivable to balance outstanding under the Revolving Line. Due to the repayment of the facilities, we had no compliance requirements as of December 31, 2020.

Mezzanine Facility Loan

On February 28, 2020, we entered into a mezzanine loan and security agreement (the “Mezzanine Facility”) with WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”) providing for a term loan of $10.0 million. The Mezzanine Facility maturity date is March 1, 2023. Our obligations under the Mezzanine Facility are secured by substantially all of our assets. The Mezzanine Facility contains restrictive covenants, including limits on additional indebtedness, liens, asset dispositions, dividends, investments, and distributions. Borrowings under the Mezzanine Facility bear interest at the greater of (i) 10.0% or (ii) the prime rate then in effect plus 5.25%. Interest is calculated on the outstanding principal on a 360-day year basis, payable monthly. This agreement formally terminated on November 6, 2020 and there was no balance outstanding as of December 31, 2020.

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

 Debt fees

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount from the debt carrying amount and are being amortized to interest expense over the life of the debt. Interest expense related to debt discount amortization was not material for any of the periods presented. Due to the repayment of all outstanding debt obligations, there were no unamortized fees as of December 31, 2020.  Net unamortized fees as of December 31, 2019 amounted to $0.9 million.

9. Stockholders’ equity (deficit)

2020 Equity incentive plan

In July 2020, our board of directors approved the 2020 Equity Incentive Plan, or 2020 Plan, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. Shares of common stock that are issued and available for issuance under the 2020 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.

A total of 3,873,885 shares of our Series 1 common stock was initially authorized and reserved for issuance under the 2020 Plan. This reserve will automatically increase on January 1, 2021, and each subsequent anniversary through and including January 1, 2031, by an amount equal to the smaller of (a) 5% of the number of shares of Series 1 and Series 2 common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by our board of directors. In addition, this reserve will be increased to include up to 10,330,304 shares that remained available for grant under our 2013 Plan upon its termination or that are subject to awards granted under our 2013 Plan that expire or terminate without having been exercised or settled in full. As of December 31, 2020, a total of 14,204,189 shares were allocated for issuance under the 2020 Plan. As of December 31, 2020, options to purchase a total of 9,182,043 shares of common stock, have been granted under the 2020 Plan, 1,407,811 shares, have been reserved under the 2020 Plan for the vesting of restricted stock units and market stock units, 181,750 shares have been returned to the 2020 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 3,796,085 shares of common stock remain available for future issuance under the 2020 Plan.

In February 2013, we adopted the 2013 Plan under which stock options may be granted to employees, consultants and directors. Upon the completion of our IPO in August 2020, the board of directors terminated the 2013 Plan and all shares that were available for future issuance under the 2013 Plan at such time were transferred to the 2020 Plan. The 2020 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2013 Plan. As of December 31, 2020, no shares remain available for future issuance under the 2013 Plan.

Stock options

We use the Black-Scholes option-pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes option-pricing model requires estimates regarding the risk-free rate of return, dividend yields, expected life of the award, and estimated forfeitures of awards during the service period. The calculation of expected volatility is based on historical volatility for comparable industry peer groups over periods of time equivalent to the expected life of each stock option grant. As we do not have a significant history as a publicly traded company, we believe that comparable industry peer groups provide a reasonable measurement of volatility in order to calculate a reasonable estimate of fair value of each stock award. The expected term is calculated based on the weighted average of the remaining vesting term and the remaining contractual life of each award. We based the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus have assumed a dividend yield of zero.

Subsequent to our IPO on August 4, 2020, we utilize the quoted market price for our stock on the grant date in the fair value calculation. Prior to our IPO, we estimated the fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors, including independent third-party valuations of our common stock, operating and financial performance, the lack of liquidity of capital stock, and general and industry-specific economic outlook, among other factors.

We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The following table summarizes the weighted-average grant date value of options and the assumptions used to develop their fair value.

	Year ended December 31,
	2020	2019	2018
Weighted-average grant date fair value of options	$7.01	$1.20	$0.42
Risk-free interest rate	0.34%—0.84%	1.51%—2.53%	2.43%—3.09%
Expected volatility	49.64%—51.49%	46.70%—47.87%	47.22%—49.13%
Expected life in years	5.49—6.10 years	5.52—6.08 years	5.00—6.08 years
Dividend yield	—	—	—

A summary of the changes in common stock options issued under all of the existing stock option plans is as follows:

(in thousands, except per share amounts)	Shares	Weighted average of exercise prices	Weighted average of remaining term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2018	9,006	$1.71	8.60	$13,327
Granted	2,266	3.45	—	—
Exercised	(1,099)	1.17	—	—
Forfeited	(846)	1.98	—	—
Options outstanding at December 31, 2019	9,327	$2.22	8.17	$65,294
Granted	1,384	14.85	—	—
Exercised	(2,053)	2.25	—	—
Forfeited	(443)	5.33	—	—
Options outstanding at December 31, 2020	8,215	$4.30	7.65	$491,648
Vested and expected to vest at December 31, 2020(1)	7,578	$4.03	7.58	$456,531
Vested at December 31, 2020	4,072	$1.99	6.85	$253,117

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture rate to outstanding options.

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $72.4 million, $5.6 million and $2.6 million, respectively. The intrinsic value was calculated as the difference between the estimated fair value of our common stock at exercise, and the exercise price of the in-the-money options. The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $9.6 million, $8.1 million and $6.3 million, respectively.

At December 31, 2020, 2019 and 2018, there was an estimated $11.4 million, $9.4 million and $6.2 million, respectively, of total unrecognized compensation costs related to stock options. These costs will be recognized over a weighted-average period of three years.

Restricted stock units

In May 2020, we issued RSUs and PSUs to certain employees. A summary of activity during the year ended December 31, 2020 is presented below:

(in thousands, except per share amounts)	Shares	Weighted average grant date fair value
Nonvested at December 31, 2019	—	$—
Granted	1,408	24.67
Vested	—	—
Cancelled/Forfeited/Expired	—	—
Nonvested at December 31, 2020	1,408	$24.67

During the year ended December 31, 2020, we granted 192 RSUs to members of management and certain other employees pursuant to the 2020 Plan. The fair value of the RSU grant is determined based upon the market closing price of our common stock on the date of grant. The RSUs vest over the requisite service period of 4 years, subject to the continued employment of the employees.

At December 31, 2020, there was an estimated $10.4 million of total unrecognized stock-based compensation costs related to RSUs. These costs will be recognized over a weighted-average period of 3.7 years.

Performance-based restricted stock units

During the year ended December 31, 2020, we granted 1,216 PSUs to members of management pursuant to the 2013 Plan.  These PSUS contained a performance clause which required us to successfully complete an IPO as well as a service condition that required continued employment. These PSUs vest on a tranche by tranche basis over the life of the service period of 1-4 years.

At December 31, 2020, there was an estimated $10.4 million of total unrecognized stock-based compensation costs related to these PSUs. These costs will be recognized over a weighted-average period of 1.9 years.

          Total stock-based compensation expense recognized was as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Cost of revenue	$769	$191	$82
Sales and marketing	3,310	838	388
Research and development	2,500	666	432
General and administrative	4,479	1,461	1,169
Total stock-based compensation expense	$11,058	$3,156	$2,071

Convertible preferred stock

As of December 31, 2019, we had six outstanding series of redeemable convertible preferred stock. These preferred shares were classified as temporary equity within our consolidated balance sheet as of December 31, 2019. Immediately upon closing of our IPO, the outstanding preferred stock was automatically converted into an aggregate of 29,390,733 shares of Series 1 common stock and 5,050,555 shares of Series 2 common stock. Under the terms of Series F preferred stock, dividends were required to be paid at 10 percent, which could be adjusted for the holder’s actual rate of return upon redemption. Upon completion of our IPO with an offering price of $24 per share, we met the threshold for a reduction of dividends and reduced the required dividend rate to 8 percent. We utilized a portion of the proceeds from the IPO to pay the cumulative dividends of $12.8 million to the holders of our Series F preferred stock. As of December 31, 2020, there was no preferred stock issued or outstanding.

10. Income taxes

Pretax earnings from continuing operations consist of the following:

	Year ended December 31,
(in thousands)	2020	2019	2018
United States	$(31,891)	$(38,720)	$(38,471)
Non-U.S.	(5,644)	(3,842)	(397)
Total pre-tax earnings	$(37,535)	$(42,562)	$(38,868)

Our components of the provision for income taxes are as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Income tax provision (benefit)
Current:
Federal	$—	$—	$—
State	24	25	10
Foreign	1	3	—
Total current	$25	$28	$10
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total provision (benefit)	$25	$28	$10

Our provision for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the U.S. statutory federal income tax rate of 21% to income from continuing operations before income taxes. The variance is a result of the application of a valuation allowance for net deferred assets, including NOL carryforwards and credits generated in Australia, the UK, and the United States. Income tax expense for the period is a result of the Texas “Gross Margin” tax in the case of the state tax expense and taxable profits in Ireland and Singapore in the case of the foreign tax expense.

	Year ended December 31,
(in thousands)	2020	2019	2018
U.S. federal taxes at statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	4.91	3.25	3.45
Foreign tax rate differentials	0.66	0.33	(0.15)
Research and development credit	4.97	3.24	(0.46)
Stock-based compensation	16.97	0.38	(0.83)
Permanent differences, other	(8.17)	(3.77)	(1.83)
Change in valuation allowance	(40.41)	(24.50)	(22.30)
Other	—	—	1.09
Effective tax rate	(0.07)%	(0.07)%	(0.03)%

The Tax Cuts and Jobs Act of 2017 (the “TJCA”) subjects a U.S. shareholder to current tax on certain earnings of foreign subsidiaries under a provision commonly known as GILTI (global intangible low-taxed income). Under U.S. GAAP, an accounting policy election can be made to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred taxes are as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss and credit carryforwards	$52,216	$36,373
Lease liabilities	3,868	3,854
Deferred revenue	426	871
Depreciation and amortization	8,381	9,144
Stock-based compensation	2,401	682
Other	1,721	702
Gross deferred tax assets	$69,013	$51,626
Valuation allowance	(62,917)	(46,784)
Deferred tax liabilities:
Capitalized software costs	—	(478)
Deferred commission	(1,448)	(752)
Right-of-use assets	(2,904)	(2,887)
Prepaid expenses and other	(1,744)	(725)
Gross deferred tax liabilities	(6,096)	(4,842)
Net deferred tax assets	$—	$—

At December 31, 2020, we had NOL carryforwards for U.S. federal income tax purposes of approximately $168.9 million. Of this total, $120.4 million is related to tax years 2018, 2019 and 2020 that do not have an expiration, as a result of the TCJA. The remaining $48.5 million of U.S. federal NOL carryforwards are available to offset future U.S. federal taxable income and begin to expire in 2036.

At December 31, 2020, we had NOL carryforwards for certain state income tax purposes of approximately $66.5 million. These state NOL carryforwards are available to offset future state taxable income and begin to expire in 2036.

At December 31, 2020, we had foreign NOL carryforwards in Australia and the U.K., combined, of approximately $11.4 million, which are available to offset future foreign taxable income and that do not have an expiration.

At December 31, 2020, we did not provide any U.S. income or foreign withholding taxes related to certain foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested. The majority of our foreign operations are in excess tax basis over book basis positions. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occur.

At December 31, 2020, we had research and development tax credit carryforwards of approximately $5.2 million, which are available to offset future U.S. federal income tax. These U.S. federal tax credits begin to expire in 2034.

At December 31, 2020 and December 31, 2019, we did not believe it is more likely than not that our net deferred tax assets will be realized. Therefore, we recorded a full valuation allowance with respect to all net deferred tax assets. During 2020, the valuation allowance increased by approximately $16.1 million. The increase mainly relates to the increase the U.S. federal NOL and R&D tax credit along with an increase in state NOLs and tax credits.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2017 through 2020 tax years generally remain open and subject to examination by U.S. federal, state and foreign tax authorities. The 2017 tax year generally remains open and subject to examination by foreign tax authorities. Losses generated in any year since inception remain open to adjustment until the statute of limitations closes for the tax year in which the NOL carryforwards are utilized. We are not currently under audit in any taxing jurisdictions.

As of December 31, 2020, we had no recorded unrecognized tax benefits.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During 2020 and 2019, we did not recognize any material interest or penalties.

11. Net loss per share

Net loss per share

Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. Prior to the IPO, Holders of Series F preferred stock were entitled to receive cumulative dividends at the annual rate of 10% compounded quarterly payable prior and in preference to any dividends on any shares of our common stock. In the event a dividend was paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). Accordingly, all of our outstanding series of preferred stock were considered to be participating securities. The holders of our preferred stock did not have a contractual obligation to share in our losses; therefore, no amount of total undistributed loss was allocated to preferred stock. Net loss attributable to common stockholders was calculated as net loss less current period preferred stock dividends.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because we have reported a net loss for 2020, 2019 and 2018, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Year ended December 31,
(in thousands)	2020	2019	2018
Preferred stock as-converted	—	34,442	34,442
Stock options outstanding	8,215	9,327	9,006
Warrants to purchase common stock	—	364	352
Restricted stock units	1,408	—	—
Convertible debt	—	2,180	2,180
Total potentially dilutive securities	9,623	46,313	45,980

12. Quarterly results of operations (unaudited)

	Three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

Revenue	$43,143	$39,735	$36,316	$33,174	$31,020	$28,264	$27,235	$25,584
Cost of revenue	10,216	8,593	7,837	7,480	8,065	6,806	6,227	5,925
Gross profit	32,927	31,142	28,479	25,694	22,955	21,458	21,008	19,659
Operating expenses:
Sales and marketing	20,577	19,328	16,803	15,762	15,295	15,346	15,963	14,136
Research and development	13,942	12,124	11,345	10,921	10,961	10,862	10,468	10,832
General and administrative	12,212	9,745	7,714	6,466	6,456	5,527	5,222	4,999
Total operating expenses	46,731	41,197	35,862	33,149	32,712	31,735	31,653	29,967
Loss from operations	(13,804)	(10,055)	(7,383)	(7,455)	(9,757)	(10,277)	(10,645)	(10,308)
Interest income	11	2	17	1	—	4	86	155
Interest expense	(448)	(741)	(1,152)	(762)	(483)	(359)	(410)	(360)
Change in fair value of financial instruments	—	—	—	4,413	—	—	—	—
Other expense	59	(75)	40	(203)	(45)	(86)	(56)	(21)
Loss before provision for income taxes	(14,182)	(10,869)	(8,478)	(4,006)	(10,285)	(10,718)	(11,025)	(10,534)
Provision for income taxes	19	(14)	3	17	7	7	7	7
Net loss	$(14,201)	$(10,855)	$(8,481)	$(4,023)	$(10,292)	$(10,725)	$(11,032)	$(10,541)
Dividends and accretion of issuance costs on Series F preferred stock	$—	$2,732	$(1,953)	$(1,745)	$(1,909)	$(1,865)	$(1,798)	$(1,736)
Net loss attributable to common stockholders	$(14,201)	$(8,123)	$(10,434)	$(5,768)	$(12,201)	$(12,590)	$(12,830)	$(12,277)
Basic and diluted net loss per share attributable to common stockholders	$(0.21)	$(0.16)	$(0.54)	$(0.31)	$(0.67)	$(0.70)	$(0.73)	$(0.70)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	68,638	49,355	19,149	18,645	18,286	17,959	17,592	17,487