Form 10-Q
period 2021-03-31
BigCommerce Holdings, Inc.
filed 2021-05-12
CIK 1626450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021, the registrant had 69,095,315 shares of Series 1 common stock, $0.0001 par value per share and 1,200,555 shares of Series 2 common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

BigCommerce Holdings, Inc.

BigCommerce Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$189,578	$219,447
Restricted cash	1,158	1,160
Marketable securities	18,374	—
Accounts receivable, net	26,067	22,894
Prepaid expenses and other assets	7,307	8,000
Deferred commissions	2,880	2,571
Total current assets	245,364	254,072
Property and equipment, net	6,896	7,122
Right-of-use-assets	11,217	11,842
Prepaid expenses, net of current portion	1,275	—
Deferred commissions, net of current portion	4,077	3,590
Total assets	$268,829	$276,626
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities
Accounts payable	$4,658	$5,788
Accrued liabilities	2,572	3,344
Deferred revenue	13,144	11,406
Current portion of operating lease liabilities	3,243	3,173
Other current liabilities	16,484	22,176
Total current liabilities	40,101	45,887
Deferred revenue, net of current portion	1,559	1,308
Operating lease liabilities, net of current portion	11,831	12,672
Total liabilities	53,491	59,867
Commitments and contingencies (Note 6)
Convertible preferred stock
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized at March 31, 2021 and December 31, 2020; 0 shares issued and outstanding, at March 31, 2021 and December 31, 2020.	—	—
Stockholders’ equity
Common stock, $0.0001 par value; 500,000 shares Series 1 and, 5,051 shares Series 2 authorized at March 31, 2021 and December 31, 2020; 69,095, and 64,461 shares Series 1 issued and outstanding at March 31, 2021 and December 31, 2020, respectively, and 1,201 and 5,051 shares Series 2 issued and, outstanding at March 31, 2021, and December 31, 2020, respectively.	7	7
Additional paid-in capital	537,266	530,143
Accumulated deficit	(321,935)	(313,391)
Total stockholders’ equity	215,338	216,759

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$268,829	$276,626

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended March 31,
	2021	2020

Revenue	$46,660	$33,174
Cost of revenue	9,250	7,480
Gross profit	37,410	25,694
Operating expenses:
Sales and marketing	20,809	15,762
Research and development	13,535	10,921
General and administrative	11,608	6,466
Total operating expenses	45,952	33,149
Loss from operations	(8,542)	(7,455)
Interest income	12	1
Interest expense	—	(762)
Change in fair value of financial instruments	—	4,413
Other expense	(14)	(203)
Loss before provision for income taxes	(8,544)	(4,006)
Provision for income taxes	—	17
Net loss	$(8,544)	$(4,023)
Dividends and accretion of issuance costs on Series F preferred stock	$—	$(1,745)
Net loss attributable to common stockholders	$(8,544)	$(5,768)
Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$(0.31)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	69,792	18,645

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended March 31,
	2021	2020

Net loss	$(8,544)	$(4,023)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	—	—
Total comprehensive loss	$(8,544)	$(4,023)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2019	102,030	$223,754	18,544	$2	$17,244	$(274,549)	$—	$(257,303)
Exercise of stock options	—	—	448	—	404	—	—	404
Stock-based compensation	—	—	—	—	1,026	—	—	1,026
Accumulated dividend – Series F	—	1,727	—	—	—	(1,727)	—	(1,727)
Accretion of Series F issuance costs	—	18	—	—	(18)	—	—	(18)
Warrants issued in connection with debt	—	—	—	—	297	—	—	297
Adoption of new accounting standard - See Note 2	—	—	—	—	—	(364)	—	(364)
Net loss	—	—	—	—	—	(4,023)	—	(4,023)
Balance at March 31, 2020	102,030	$225,499	18,992	$2	$18,953	$(280,663)	$—	$(261,708)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	—	$—	69,512	$7	$530,143	$(313,391)	$—	$216,759
Exercise of stock options	—	—	784	—	1,952	—	—	1,952
Stock-based compensation	—	—	—	—	5,171	—	—	5,171
Net loss	—	—	—	—	—	(8,544)	—	(8,544)
Balance at March 31, 2021	—	$—	70,296	$7	$537,266	$(321,935)	$—	$215,338

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(8,544)	$(4,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	706	907
Amortization of discount on debt	—	118
Stock-based compensation	5,171	1,026
Allowance for credit losses	726	589
Change in fair value of financial instrument	—	(4,413)
Changes in operating assets and liabilities:
Accounts receivable	(3,899)	(1,466)
Prepaid expenses	(582)	(1,097)
Deferred commissions	(796)	(182)
Accounts payable	(1,130)	2,146
Accrued and other current liabilities	(6,399)	(3,259)
Deferred revenue	1,989	(336)
Net cash used in operating activities	(12,758)	(9,990)
Cash flows from investing activities:
Purchase of property and equipment	(480)	(597)
Purchase of marketable securities	(18,374)	—
Net cash used in investing activities	(18,854)	(597)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,741	404
Proceeds from debt	—	40,745
Repayment of debt	—	(5,600)
Net cash provided by financing activities	1,741	35,549
Net change in cash and cash equivalents and restricted cash	(29,871)	24,962
Cash and cash equivalents and restricted cash, beginning of period	220,607	9,150
Cash and cash equivalents and restricted cash, end of period	$190,736	$34,112
Supplemental cash flow information:
Cash paid for interest	$—	$601
Noncash investing and financing activities:
Issuance of warrants	$—	$297
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheet to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	189,578	33,026
Restricted cash	1,158	1,086
Total cash, cash equivalents and restricted cash	$190,736	$34,112

The accompanying notes are an integral part of these consolidated financial statements

BigCommerce Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

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

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 26, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other period.

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

2. Summary of significant accounting policies (continued)

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

	Three months ended March 31,
(in thousands)	2021	2020
Revenue:
Americas – U.S.	$36,117	$26,733
Americas – other	1,734	1,100
EMEA	4,397	2,442
APAC	4,412	2,899
Total revenue	$46,660	$33,174

Long-lived assets by geographic region was as follows:

	March 31,	December 31,
(in thousands)	2021	2020

Long-lived assets:
Americas – U.S.	$6,326	$6,596
Americas – other	—	—
EMEA	—	—
APAC	570	526
Total long-lived assets	$6,896	$7,122

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

2. Summary of significant accounting policies (continued)

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the results of operations. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, an allowance is recorded for the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security. Impairment losses attributable to credit loss factors are charged against the allowance when management believes an available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met.

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit loss factors is recognized as a component of accumulated other comprehensive (loss) income, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income (expense) in the results of operations. The cost of securities sold is based on the specific-identification method.

Accounts receivable

Accounts receivable are stated at net realizable value and include unbilled receivables. Unbilled receivables arise primarily when we provide subscriptions services in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 60 days. The accounts receivable balance included unbilled receivables of $7.5 million at March 31, 2021 and December 31, 2020.

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

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2020	$1,992
Provision for expected credit losses	726
Accounts written off	(358)
Balance at March 31, 2021	$2,360

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives or the related lease terms (if shorter).

2. Summary of significant accounting policies (continued)

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

2. Summary of significant accounting policies (continued)

more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense.

Stock-based compensation

We issue stock options, restricted stock units ("RSUs") and performance based restricted stock units (“PSUs”). Stock-based compensation related to stock options is measured at the date of grant and is recognized on a straight-line basis over the service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to estimate the fair value of stock options awarded at the date of grant. Stock-based compensation related to restricted stock units is measured at the date of grant, net of forfeitures, and recognized ratably over the service period.  Stock-based compensation related to performance based restricted stock units is measured at the date of grant and recognized using the accelerated attribution method, net of forfeitures, over the remaining service period.

Accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. We adopted this standard on January 1, 2021 using the modified retrospective method.  The adoption of this standard did not have any material impact on our financial statements.

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

The following table disaggregates our revenue by major source:

	Three months ended March 31,
(in thousands)	2021	2020
Subscription solutions	$32,004	$23,554
Partner and services	14,656	9,620
Total revenue	$46,660	$33,174

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. We recognize revenue from deferred revenue when the services are performed, and the corresponding revenue recognition criteria are met.  We recognized $5.7 million of previously deferred revenue during the three months ended March 31, 2021.

3. Revenue recognition and deferred costs (continued)

The net increase in the deferred revenue balance for the three months ended March 31, 2021 is primarily due to increases in professional services along with a general increase in SaaS related subscriptions. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

As of March 31, 2021, we had $92.9 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. We expect to recognize approximately 56% of the remaining performance obligations as revenue in the following 12-month periods, and the remaining balance in the periods thereafter.

Deferred commissions

Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately four years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features. We include amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. We periodically review the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize an impairment of deferred commissions for the three months ended March 31, 2021 and 2020 or the year ended December 31, 2020.

  Sales commissions of $1.5 million and $0.7 million were deferred for the three months ended March 31, 2021 and 2020, respectively; and deferred commission amortization expense was $0.7 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

4. Fair value measurements, cash equivalents and marketable securities

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

The following tables summarize the estimated fair value of our cash equivalents and marketable securities.

	As of March 31, 2021
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$171,802	—	—	$171,802
Corporate securities	—	18,374	—	18,374
Total financial assets	$171,802	$18,374	$—	$190,176

4. Fair value measurements, cash equivalents and marketable securities (continued)

	As of December 31, 2020
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$196,521	$—	$—	$196,521

 The following tables summarizes the estimated fair value of our cash equivalents and marketable securities:

	As of March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$171,802	$—	$—	$171,802
Marketable securities:
Corporate securities	$18,374	—	—	$18,374

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$196,521	$—	$—	$196,521

5. Property and equipment

Property and equipment, which includes software purchased or developed for internal use, is composed of the following:

	As of March 31,	As of December 31,
(in thousands)	2021	2020

Computer software	$2,422	$2,347
Computer equipment	8,326	7,938
Furniture and fixtures	2,397	2,379
Leasehold improvements	7,942	7,943
	21,087	20,607
Less: accumulated depreciation and amortization	(14,191)	(13,485)
Property and equipment, net	$6,896	$7,122

 Depreciation expense on property and equipment was $0.7 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

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

6. Commitments, contingencies, and leases (continued)

Our certificate of incorporation and certain contractual arrangements provide for indemnification of our officers and directors for certain events or occurrences. We maintain a directors and officers insurance policy to provide coverage in the event of a claim against an officer of director. Historically, we have not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of March 31, 2021 or December 31, 2020.

Leases

We lease certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require us to pay taxes, insurance and maintenance costs. Renewal options were not included in the ROU asset and lease liability calculation.

Operating and short-term rent expenses was $0.9 million and $0.8 million for each of the three-month periods ended March 31, 2021 and 2020, respectively. Short-term rent expense was not material for any of the periods presented.

Supplemental lease information

Cash flow information (in thousands)	Three months ended March 31,
	2021	2020

Cash paid for operating lease liabilities	$972	$871
Right-of-use assets obtained in exchange for operating lease obligations	$—	$—

Operating lease information	Three months ended March 31,
	2021	2020

Weighted-average remaining lease-term	5.9 years	6.7 years
Weighted-average discount rate	5.46%	5.52%

Future minimum lease payments under non-cancellable operating leases are as follows:

(in thousands)	March 31, 2021

2021 (April 1st through December 31st)	$2,971
2022	3,081
2023	2,504
2024	2,255
2025	2,011
Thereafter	4,923
Total minimum lease payments	$17,745
Less imputed interest	(2,671)
Total lease liabilities	$15,074

7. Other liabilities

The following table summarizes the components of other current liabilities:

	As of March 31,
(in thousands)	2021	2020

Sales tax payable	$759	$635
Payroll and payroll related expenses	12,415	5,520
Other	3,310	3,241
Other current liabilities	$16,484	$9,396

8. Debt

Convertible Term Loans

On October 27, 2017, we entered into a contingent convertible debt agreement (the “Convertible Term Loan”) with Silicon Valley Bank (“SVB”) providing for a term loan of $20.0 million. In conjunction with our IPO on August 5, 2020, the bank exercised its purchase right and repaid $1.1 million of previously paid principal. This balance, combined with the unpaid principal balance of $18.9 was converted into 2,179,360 shares of Series 1 common stock. No further borrowings are allowed under this convertible debt agreement. Interest was calculated on the outstanding principal, with interest payable monthly. The initial interest rate was equal to the prime rate and changes to a rate of prime plus 2.0% on and after January 1, 2020, a rate of prime plus 4.0% on and after January 1, 2021, and a rate of prime plus 6.0% on and after January 1, 2022. The weighted-average effective interest rate was 6.2% during the three-month period ended March 31, 2020. Quarterly principal payments of $125 thousand were due and payable from June 1, 2018 through maturity.

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

The put option, with an initial fair value of approximately $4.4 million, was recorded as a derivative liability on the accompanying balance sheet and a corresponding discount to the 2020 Convertible Term Loan. The discount was accreted to interest expense on the consolidated statement of operations over the term of the 2020 Convertible Term Loan using the effective interest method. The net balance outstanding under the terms of this agreement was netted against the outstanding principal balance upon conversion to Series 1 Common Stock upon completion of our IPO. We recorded interest expense related to this instrument of $0.1 million during the three-month period ended March 31, 2020, respectively.

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

8. Debt (continued)

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

On February 28, 2020, we amended and restated our loan and security agreement (the “A&R Credit Facility”) with SVB. The A&R Credit Facility reduces the amount available under the Revolving Line by $5.0 million to $20.0 million with a further reduction in availability to $10.0 million scheduled for September 30, 2020. On September 29, 2020, we entered into an agreement with SVB to defer the reduction in amounts available under the Revolving Line from $20.0 million to $10.0 million from September 30, 2020 to December 31, 2020. We accounted for the February 28, 2020 amendment and restatement transaction as an extinguishment of debt pursuant to ASC 470-50. We recorded an immaterial loss on extinguishment during the three-month period ended March 31, 2020.

The Revolving Line has a maturity date of October 27, 2021. The Revolving Line bore interest at a rate equal to the prime rate, and the weighted-average effective interest rate was 4.8% for the three months ended March 31, 2020. Interest is calculated on the outstanding principal and is payable monthly. As of December 31, 2020, we had no balance outstanding under terms of this agreement and no further borrowings are allowed under this agreement.

Borrowings from the 2018 Term Loan mature 36 months after each draw. The 2018 Term Loan bore interest at a rate equal to the prime rate plus 0.25% and, the weighted-average effective interest rate was  5.3% for the three months ended March 31, 2020. Interest is calculated on the outstanding principal and is payable monthly. Monthly principal payments commenced on October 1, 2018 with a maturity date of October 1, 2021. The principal amortizes equally from the time of the draw to the maturity date. Effective as of December 29, 2020, we fully repaid all outstanding borrowings under the A&R Credit Facility dated as of February 28, 2020 with Silicon Valley Bank and terminated the A&R Credit Facility. As of March 31 2021, we had no balance outstanding under terms of this agreement and no further borrowings are allowed.

Mezzanine Facility Loan

On February 28, 2020, we entered into a mezzanine loan and security agreement (the “Mezzanine Facility”) with WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”) providing for a term loan of $10.0 million. The Mezzanine Facility maturity date is March 1, 2023. Our obligations under the Mezzanine Facility are secured by substantially all of our assets. The Mezzanine Facility contains restrictive covenants, including limits on additional indebtedness, liens, asset dispositions, dividends, investments, and distributions. Borrowings under the Mezzanine Facility bear interest at the greater of (i) 10.0% or (ii) the prime rate then in effect plus 5.25%. Interest is calculated on the outstanding principal on a 360-day year basis, payable monthly. As of March 31, 2020, we had no balance outstanding under this agreement. We formally terminated the Mezzanine Facility effective as of November 6, 2020.

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

Debt fees

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount from the debt carrying amount and are being amortized to interest expense over the life of the debt. Interest expense related to debt discount amortization was not material for the three months ended March 31, 2020. Net unamortized fees were $0.9 million as of March 31, 2020.

9. Stockholders’ equity (deficit)

Equity Incentive Plans – Stock Options

During the three months ended March 31, 2021, the Company granted an aggregate of 225,346 shares of stock options, with a weighted average exercise price of $59.56 per share. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions (i) expected term of 6.0 years, (ii) expected volatility of 56.2%, (iii) risk-free interest rate 1.09% and (iv) expected dividend yield of 0%.

Restricted Stock Units

During the three months ended March 31, 2021, we granted an aggregate of 460,510 RSUs with a weighted grant-date fair value of $59.56. The RSUs vest over the requisite service period of 4 years from the date of grant, subject to the continued employment of the employees.

Stock-based compensation expense was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended March 31,
(in thousands)	2021	2020
Cost of revenue	$387	$73
Sales and marketing	1,579	289
Research and development	1,148	305
General and administrative	2,057	359
Total stock-based compensation expense	$5,171	$1,026

10. Income taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits. The difference in the 21% U.S. statutory tax rate and the annual forecasted effective tax rate ((.03%) as of Q1 2021) is primarily a result of the jurisdictional mix of earnings and losses as well as valuation allowances offsetting the benefit of forecasted losses in the U.S., Australia, and the United Kingdom. Forecasted tax expense is related to non-U.S. jurisdictions where we are profitable along with state income taxes.

The effective tax rates for the three months ended March 31, 2021 and 2020 were 0.00 % and (0.42) % respectively.

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

11. Net loss per share

Net loss per share

Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. Holders of Series F preferred stock were entitled to receive cumulative dividends at the annual rate of 10% compounded quarterly payable prior and in preference to any dividends on any shares of our common stock, subject to certain adjustments as set forth in our certificate of incorporation. In the event a dividend is paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). Accordingly, all of our outstanding series of preferred stock were considered to be participating securities. The holders of our preferred stock did not have a contractual obligation to share in our losses; therefore, no amount of total undistributed loss was allocated to preferred stock. Net loss attributable to common stockholders is calculated as net loss less current period preferred stock dividends. There was no preferred stock outstanding during the three-month period ending March 31, 2021.

11. Net loss per share (continued)

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, which includes both Series 1 and Series 2 outstanding shares. Because we have reported a net loss for the three months ended March 31, 2021, and 2020, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation. Series 1 and Series 2 have the same rights and privileges except Series 2 are not entitled to vote on any matter except as required by law. A pre-IPO preferred shareholder received Series 2 upon the conversion of their preferred shares at the time of our initial public offering. These Series 2 automatically convert to Series 1 upon a qualifying disposition of the shares by the shareholder. 3.9 million shares converted from Series 2 to Series 1 during the three-month period ended March 31, 2021.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three months ended March 31,
(In thousands)	2021	2020
Preferred stock as-converted	—	34,442
Stock options outstanding	7,491	9,747
Restricted stock units	1,868	—
Warrants to purchase common stock	—	411
Convertible debt	—	5,250
Total potentially dilutive securities	9,359	49,850

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” and similar words or phrases. These forward-looking statements include statements concerning the following:

•	the impact of the COVID-19 pandemic and the associated economic uncertainty on us, our customers, and our partners, and our response thereto;
•	our expectations regarding the prevalence of ecommerce and consumer behavior for periods following the end of the COVID-19 pandemic;
•	our expectations regarding our revenue, expenses, sales, and operations;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	our anticipated areas of investments and expectations relating to such investments;
•	our ability to compete in our industry and innovation by our competitors;
•	our ability to anticipate market needs or develop new or enhanced services to meet those needs;
•	our ability to manage growth and to expand our infrastructure;
•	our ability to establish and maintain intellectual property rights;
•	our ability to manage expansion into international markets and new industries;
•	our ability to hire and retain key personnel;
•	our ability to successfully identify, manage, and integrate any existing and potential acquisitions;
•	our ability to adapt to emerging regulatory developments, technological changes, and cybersecurity needs;
•	our anticipated cash needs and our estimates regarding our capital requirements and our need for additional financing;
•	the anticipated effect on our business of litigation to which we are or may become a party; and
•	other statements described in this Quarterly Report on Form 10-Q under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. We allow merchants to build their ecommerce solution their way with the freedom of choice that makes the most sense for their unique business and product offerings.  We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. As of March 31, 2021, we served approximately 59,000 online stores across industries in approximately 153 countries.

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

•

B2B. As of March 31, 2021, approximately 7.3% of our customers use BigCommerce primarily for B2B sales. In many cases, these customers’ needs are met using our native functionality, including B2B features like customer groups and price lists. In other cases, these customers complement BigCommerce with purpose-built B2B extensions and applications in the BigCommerce Apps Marketplace. Over time, we intend to add more B2B functionality to both the BigCommerce Apps Marketplace and our native feature set.

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

We measure the efficiency of new customer acquisition by comparing the lifetime value (“LTV”) of newly-acquired customers to the customer acquisition costs (“CAC”) of the associated time period to get an “LTV:CAC ratio.” We calculate LTV as gross profit from new sales during the four quarters of any given year divided by the estimated future subscription churn rate. We calculate CAC as total sales and marketing expense incurred during the associated preceding four quarters. In 2020, new SMB, Mid-Market and Enterprise customers were added at an estimated LTV to CAC ratio of 4.9:1, up from 4.4:1 in 2019.

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

Successful rollout of new geographies

We believe our platform can compete successfully around the world. We enhance usability in new geographies by translating our control panel into local languages and enabling the integration of local payment processors and other local partnerships. We support the growth of mid-market and large enterprise customers around the world by expanding our regional sales and marketing capabilities. We opened our first European office in London, UK in 2018 and expanded it throughout 2019 and 2020, resulting in a 68% and 20% revenue growth rate in EMEA for the years ended December 31, 2020 and 2019, respectively. Similarly, we expanded our existing sales and marketing team in Sydney, Australia, resulting in a 38% and 28% revenue growth rate in APAC for the years ended December 31, 2020 and 2019, respectively. 2020 brought marked advancements in our international expansion strategy through the launch of new country-specific websites in France, Italy, the Netherlands, and more recently in Mexico, Germany and Spain. We continue to invest in our global presence and in offering native language web experiences that further strengthen our ability to connect more directly with prospects and customers in each region.

Evolution of our technology partner ecosystem

A key part of our strategy is to build a thriving technology partner ecosystem. We focus on collaborating with, not competing against, partners in our ecosystems. This strategy contrasts with our largest competitors, who operate software stacks with multiple vertically integrated adjacent services that potentially compete with offerings from technology partners in their ecosystems. Our customers benefit from the expertise and best-of-breed offerings of our partners, the flexibility to choose without penalty the best offerings for their needs, and the tailored programs developed with our strategic partners. Through significant investment, we have developed a marketplace of integrated application and technology solutions that is one of the largest of any ecommerce platform. Our partners currently offer more than 900 pre-built applications and integrations spanning major categories relevant to ecommerce, including shipping, tax, accounting and ERP, marketing, fulfillment, cross-channel commerce, and POS systems, with additional applications and integrations for merchandising, locations, and payments. We intend to grow partner-sourced revenue by expanding the value and scope of existing partnerships, selling and marketing partner solutions to our customer base, and acquiring and cultivating new, high-value relationships. Partner referrals of customers are increasingly becoming an efficient customer acquisition strategy for us as we expand our programs for cross-marketing and cross-selling with our partners.

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

Annual revenue run-rate

We calculate annual revenue run-rate (“ARR”) at the end of each month as the sum of: (1) contractual monthly recurring revenue at the end of the period, which includes platform subscription fees, invoiced growth adjustments, recurring professional services revenue, and other recurring revenue, multiplied by twelve to prospectively annualize recurring revenue, and (2) the sum of the trailing twelve-month non-recurring and variable revenue, which includes one-time partner integrations, one-time fees, payments revenue share, and any other revenue that is non-recurring and variable.

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

The chart below illustrates certain of our key business metrics as of the periods ended:

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total ARR (in thousands)	$196,274	$181,166	$167,022	$151,814	$137,080
Accounts with ACV greater than $2,000	10,509	10,184	9,777	9,378	8,988
% of Total ARR attributable to accounts with ACV greater than $2,000	83%	82%	81%	80%	79%
ARPA attributable to accounts with ACV greater than $2,000	$15,582	$14,615	$13,792	$12,936	$12,094
ARR Attributable to Enterprise Accounts (in thousands)	$112,350	$100,771	$89,820	$79,806	$70,978
% of Total ARR attributable to Enterprise Accounts	57%	56%	54%	53%	52%

Net revenue retention

We use net revenue retention (“NRR”) to evaluate our ability to maintain and expand our revenue with our account base of customers exceeding the ACV threshold over time. The total billings and allocated partner revenue for the measured period are divided by the total billings and allocated partner revenue for such accounts, corresponding period one year prior. An NRR greater than 100% implies positive net revenue retention. This methodology includes stores added to or subtracted from an account’s subscription during the previous twelve months. It also includes changes to subscription and partner and services revenue billings, and revenue reductions from stores or accounts that leave the platform during the previous one-year period. Net new accounts added after the previous one-year period are excluded in our NRR calculations. NRR for accounts with ACV greater than $2,000 was 113% and 106% for the years ended December 31, 2020 and 2019, respectively. We update our reported NRR at the end of each fiscal year and do not report quarterly changes in NRR.

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

Provision for income taxes

Provision for income taxes consists primarily of current income taxes related to certain foreign and state jurisdictions in which we conduct business. For U.S. federal income tax purposes and in certain foreign and state jurisdictions, we have NOL carryforwards. The foreign jurisdictions in which we operate have different statutory tax rates than those of the United States. Additionally, certain of our foreign earnings may also be currently taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, applicability of any valuation allowances, and changes in tax laws in jurisdictions in which we operate.

Results of operations

The following table sets forth our results of operations for the periods presented:

	Three months ended March 31,
	2021	2020
	(in thousands)
Revenue	$46,660	$33,174
Cost of revenue(1)	9,250	7,480
Gross profit	37,410	25,694
Operating expenses:
Sales and marketing(1)	20,809	15,762
Research and development(1)	13,535	10,921
General and administrative(1)	11,608	6,466
Total operating expenses	45,952	33,149
Loss from operations	(8,542)	(7,455)
Interest income	12	1
Interest expense	—	(762)
Change in fair value of financial instrument	—	4,413
Other expense	(14)	(203)
Loss before provision for income taxes	(8,544)	(4,006)
Provision for income taxes	0	17
Net loss	$(8,544)	$(4,023)

(1)	Includes stock-based compensation as follows:
	Three months ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$387	$73
Sales and marketing	1,579	289
Research and development	1,148	305
General and administrative	2,057	359
Total stock-based compensation expense	$5,171	$1,026

Revenue by geographic region

The composition of our revenue by geographic region during the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue
Americas – U.S.	$36,117	$26,733	$9,384	35.1
Americas – other	1,734	1,100	634	57.6
EMEA	4,397	2,442	1,955	80.1
APAC	4,412	2,899	1,513	52.2
Total Revenue	$46,660	$33,174	$13,486	40.7

Adjusted EBITDA

In addition to our consolidated statements of operations data as determined in accordance with GAAP, we believe the following non-GAAP measure is useful in evaluating our business performance.

	Three months ended March 31,
	2021	2020

Adjusted EBITDA	$(2,431)	$(5,725)

	As of March 31,	As of December 31,
	2021	2020
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$189,578	$219,447
Working capital (1)	205,263	208,185
Total assets	268,829	276,626
Total liabilities	53,491	59,867
Total stockholders' (deficit) equity	215,338	216,759

(1)	We define working capital as current assets less current liabilities.

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

We define Adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense and related payroll tax expense, depreciation and amortization expense, interest income, interest expense, change in fair value of financial instruments, and our provision for income taxes. The most directly comparable GAAP measure is net loss. We monitor and have presented in this Quarterly Report on Form 10-Q Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business.

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

Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net loss, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Some of these limitations are:

•

Adjusted EBITDA excludes stock-based compensation expense and payroll tax associated with stock based compensation expense as it has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business;

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

Reconciliation of net loss to Adjusted EBITDA

	Three months ended March 31,
	2021	2020

Net loss	$(8,544)	$(4,023)
Stock-based compensation expense	5,171	1,026
Payroll tax associated with stock-based compensation expense	248	—
Depreciation and amortization	706	907
Interest income	(12)	(1)
Interest expense	—	762
Change in fair value of financial instrument	—	(4,413)
Provision for income taxes	—	17
Adjusted EBITDA	$(2,431)	$(5,725)

Comparison of the three months ended March 31, 2021 and March 31, 2020

Revenue

	Three months ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue
Subscription solutions	$32,004	$23,554	$8,450	35.9%
Partner and services	14,656	9,620	5,036	52.3%
Total revenue	$46,660	$33,174	$13,486	40.7%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Revenue increased $13.5 million, or 40.7%, to $46.7 million for the three months ended March 31, 2021 from $33.2 million for the three months ended March 31, 2020, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $8.4 million, or 35.9%, to $32.0 million for the three months ended March 31, 2021 from $23.6 million for the three months ended March 31, 2020, primarily due to growth in subscription sales. Partner and services revenue increased $5.0 million, or 52.3%, to $14.7 million for the three months ended March 31, 2021 from $9.6 million for the three months ended March 31, 2020, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Cost of revenue, gross profit, and gross margin

	Three months ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$9,250	$7,480	$1,770	23.7
Gross profit	$37,410	$25,694	$11,716	45.6
Gross margin	80.2%	77.5%		2.7

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Cost of revenue increased $1.8 million, or 23.7%, to $9.3 million for the three months March 31, 2021 from $7.5 million for the three months ended March 31, 2020, primarily as a result of higher hosting costs resulting from increased transactions processed of $0.3 million and higher personnel costs, including stock-based compensation expense amounting to $1.5 million. Gross margin increased to 80.2% during the three months ended March 31, 2021 from 77.5% during the three months ended March 31, 2020.

Operating expenses

Sales and marketing

	Three months ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$20,809	$15,762	$5,047	32.0
Percentage of revenue	44.6%	47.5%		(2.9)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Sales and marketing expenses increased $5.0 million, or 32.0%, to $20.8 million for the three months ended March 31, 2021 from $15.8 million for the three months ended March 31, 2020, primarily due to higher staffing costs, including stock-based compensation expense and other employee related costs of $3.9 million and higher variable marketing costs of $0.9 million. As a percentage of total revenue, sales and marketing expenses decreased to 44.6% during the three months ended March 31, 2021 from 47.5% during the three months ended March 31, 2020, primarily due to increased operating leverage from revenue growth.

Research and development

	Three months ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$13,535	$10,921	$2,614	23.9
Percentage of revenue	29.0%	32.9%		(3.9)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Research and development expenses increased $2.6 million, or 23.9%, to $13.5 million for the three months ended March 31, 2021 from $10.9 million for the three months ended March 31, 2020, primarily due to higher staffing costs of $1.8 million and higher variable spend of $0.5 million but declined as a percentage of revenue. This decline reflects our leverage of previous enhancements to our platform capabilities and prior development of new product offerings. We continue to see increased leverage resulting from the expansion of our engineering center in Kyiv, Ukraine.

General and administrative

	Three months ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$11,608	$6,466	$5,142	79.5
Percentage of revenue	24.9%	19.5%		5.4

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. General and administrative expenses increased $5.1 million, or 79.5%, to $11.6 million for the three months ended March 31, 2021 from $6.5 million for the three months ended March 31, 2020. The increase was primarily due to increased staffing costs of $2.9 million and fees associated with operating as a public company of $2.5 million.

Interest income

Interest income was insignificant for the three-month periods ended March 31, 2021 and 2020.

Interest expense

Interest expense was insignificant for the three-month period March 31, 2021 and was $0.8 million for the three months ended March 31, 2020, primarily as a result of our reliance on debt financing prior to our IPO.

Change in fair value of financial instrument

Change in the fair value of financial instrument was insignificant for the three-month period ended March 31, 2021 and was $4.4 million for the three-month period ended March 31, 2020.

Other expense

Other expense was insignificant for the three-month periods ended March 31, 2021 and 2020.

Provision for income taxes

Our provision for income taxes was insignificant for the three-month periods ended March 31, 2021 and 2020.

Liquidity and capital resources

We have incurred losses since our inception and have used the $236.2 million raised in our IPO and secondary offering to fund our operations. As of March 31, 2021, we had an accumulated deficit of $321.9 million, working capital of $205.3 million, and $190.7 million in cash and cash equivalents and restricted cash. Our debt facilities either expired, were repaid, or terminated in 2020.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(12,758)	$(9,990)
Net cash used in investing activities	$(18,854)	$(597)
Net cash provided by financing activities	$1,741	$35,549
Net increase (decrease) in cash, cash equivalents and restricted cash	$(29,871)	$24,962

As of March 31, 2021, we had $190.7 million in cash, cash equivalents, and restricted cash, an increase of $156.6 million compared to $34.1 million as of March 31, 2020. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Restricted cash consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. We maintain cash account balances in excess of FDIC-insured limits.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 was $12.8 million and $10.0 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, debt discount amortization, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2021 and 2020 was $18.9 million and $0.6 million, respectively. It consisted primarily of purchases of marketable securities of $18.4 million and property and equipment of $0.5 million for 2021 and purchase of property and equipment of $0.6 million for 2020.

Financing activities

Net cash provided by financing activities during the three months ended March 31, 2021 and 2020 was $1.7 million and $35.5 million, respectively. In the three months ended March 31, 2021, proceeds from the exercise of stock options provided $1.7 million. In the three months ended, March 31, 2020 bank borrowings provided $40.7 million, and issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $0.4 million, partially offset by debt repayments of $5.6 million.

Contractual obligations

Our principal commitments consist of (1) operating leases for office space, and (2) purchase obligations with certain technology providers used to host our platform. The following table summarizes our commitments to settle contractual obligations as of March 31, 2021.

		Payments Due by Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(in thousands)
Lease obligations	17,745	2,971	5,585	4,266	4,923
Purchase obligations	8,621	4,288	4,333	—	—
Total contractual obligations	$26,366	$7,259	$9,918	$4,266	$4,923

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021 or December 31, 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Item 1A. Risk Factors.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

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

Risk Factors

The following section discusses material risks and uncertainties that could adversely affect our business and financial condition. Investing in our Series 1 common stock involves substantial risks. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, before deciding to invest in our Series 1 common stock. Additional risks and uncertainties that we are unaware of may also become important factors that adversely affect our business. The occurrence of any of the following risks, or additional risks that we are unaware of, could materially and adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. In such case, the market price of our Series 1 common stock could decline, and you could lose all or part of your investment.

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

Some of our offerings include software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these applications or to seek new licenses for existing or new applications. Necessary licenses may not be available on acceptable terms or under open source licenses permitting redistribution in commercial offerings, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms could result in delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our platform. It may have a material adverse effect on our business, results of operations and financial condition. Third parties may allege that additional licenses are required for our use of their software or intellectual property. We may be unable to obtain such licenses on commercially reasonable terms or at all. The inclusion in our offerings of software or other intellectual property licensed from third parties on a non-exclusive basis could limit our ability to differentiate our offerings from those of our competitors. To the extent that our platform depends upon the successful operation of third-party software, any undetected errors or defects in such third-

party software could impair the functionality of our platform, delay new feature introductions, result in a failure of our platform, and injure our reputation.

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

As of March 31, 2021, our directors, executive officers, and current beneficial owners of 5% or more of our voting securities and their respective affiliates beneficially own, in the aggregate, approximately 45.07% of our outstanding Series 1 common stock Further, Steven Murray, a member of our board of directors and the operating manager of the ultimate general partner of Revolution Growth, Lawrence Bohn, a member of our board of directors and a partner of General Catalyst Group, and Jeff Richards, a member of our board of directors and managing director of GGV Capital, beneficially own an aggregate of approximately 11.0%, 11.8%, and 4.1% of our Series 1 common stock, respectively, as of March 31, 2021. This significant concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will comprise forward-looking statements, subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. Our ability to provide this public guidance, and our ability to accurately forecast our results of operations, may be impacted by the COVID-19 pandemic. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Series 1 common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

As of March 31, 2021, we had 69,095,315 shares of Series 1 common stock and 1,200,555 shares of Series 2 common stock outstanding. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

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

The estimates of market opportunity and forecasts of market growth included in this Quarterly Report on Form 10-Q may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our platform. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, Australia, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on IT and negatively affect our business. In particular, given our investment in our development capabilities in Ukraine, political turmoil, warfare, or terrorist attacks in Ukraine could negatively affect our business. Political and military events in Ukraine, including the ongoing tensions and intermittent warfare between Ukraine and Russia since the 2014 Russian annexation of Crimea, poor relations between the U.S. and Russia, and sanctions by the U.S. and the EU against Russia may also have an adverse impact on our ability to grow our business and negatively affect our results of operations.

To the extent our platform is perceived by customers and potential customers as costly, or too difficult to launch or migrate to, it would negatively affect our growth. Our revenue may be disproportionately affected by delays or reductions in general IT spending. Competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, consolidation in certain industries may result in reduced overall spending on our platform. We cannot predict the timing, strength, or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, including as a result of recent political and military events in Ukraine, our business, results of operations and financial condition could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

During the quarter ended March 31, 2021, we issued an aggregate of 756,000 shares of our common stock upon the exercise of stock options under our 2020 Plan at exercise prices ranging from $0.39 to $17.34 per share, for aggregate proceeds of $1,790,000.

During the quarter ended March 31, 2021, we granted an aggregate of 461,000 restricted stock units to officers and employees under our 2020 plan, for aggregate proceeds of $0.

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

(b)	Use of Proceeds

None.

(c)	Repurchases
(in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or program
January 2021	—	$-	—	—
February 2021	2	$3.61	—	—
March 2021	—	$-	—	—
Total	2	$3.61	$—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 10, 2020
3.2	Amended and Restated Bylaws of the registrant.	8-K	001-39423	3.2	August 10, 2020
10.1	BigCommerce Holdings, Inc, 2021 Executive Bonus Plan	10-K	001-39423	10.18	February 26, 2021
31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BigCommerce Holdings, Inc.

Date: May 12, 2021	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Date: May 12, 2021	By:	/s/ Robert Alvarez
Robert Alvarez
Chief Financial Officer