Form 10-Q
period 2021-06-30
BigCommerce Holdings, Inc.
filed 2021-08-06
CIK 1626450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, the registrant had 71,110,070 shares of Series 1 common stock, $0.0001 par value per share outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

BigCommerce Holdings, Inc.

BigCommerce Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$172,872	$219,447
Restricted cash	1,156	1,160
Marketable securities	30,397	—
Accounts receivable, net	28,977	22,894
Prepaid expenses and other assets	6,496	8,000
Deferred commissions	3,158	2,571
Total current assets	243,056	254,072
Property and equipment, net	7,329	7,122
Right-of-use-assets	10,575	11,842
Prepaid expenses, net of current portion	1,096	—
Deferred commissions, net of current portion	4,456	3,590
Total assets	$266,512	$276,626
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities
Accounts payable	$5,412	$5,788
Accrued liabilities	3,990	3,344
Deferred revenue	12,860	11,406
Current portion of operating lease liabilities	3,005	3,173
Other current liabilities	17,425	22,176
Total current liabilities	42,692	45,887
Deferred revenue, net of current portion	1,485	1,308
Operating lease liabilities, net of current portion	11,268	12,672
Total liabilities	55,445	59,867
Commitments and contingencies (Note 6)
Convertible preferred stock
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized at June 30, 2021 and December 31, 2020; 0 shares issued and outstanding, at June 30, 2021 and December 31, 2020	—	—
Stockholders’ equity
Common stock, $0.0001 par value; 500,000 shares Series 1 and, 5,051 shares Series 2 authorized at June 30, 2021 and December 31, 2020; 71,110, and 64,461 shares Series 1 issued and outstanding at June 30, 2021 and December 31, 2020, respectively, and 0 and 5,051 shares Series 2 issued and, outstanding at June 30, 2021, and December 31, 2020, respectively	7	7
Additional paid-in capital	545,216	530,143
Accumulated deficit	(334,156)	(313,391)
Total stockholders’ equity	211,067	216,759
Total liabilities, convertible preferred stock, and stockholders’ equity	$266,512	$276,626

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue	$49,013	$36,316	$95,673	$69,490
Cost of revenue	10,185	7,837	19,435	15,317
Gross profit	38,828	28,479	76,238	54,173
Operating expenses:
Sales and marketing	22,157	16,803	42,966	32,565
Research and development	14,725	11,345	28,260	22,266
General and administrative	13,110	7,714	24,718	14,180
Acquisition related expenses	1,107	—	1,107	—
Total operating expenses	51,099	35,862	97,051	69,011
Loss from operations	(12,271)	(7,383)	(20,813)	(14,838)
Interest income	29	17	41	18
Interest expense	—	(1,152)	—	(1,914)
Change in fair value of financial instruments	—	—	—	4,413
Other income (expense)	27	40	13	(163)
Loss before provision for income taxes	(12,215)	(8,478)	(20,759)	(12,484)
Provision for income taxes	6	3	6	20
Net loss	$(12,221)	$(8,481)	$(20,765)	$(12,504)
Dividends and accretion of issuance costs on Series F preferred stock	$—	$(1,953)	$—	$(3,698)
Net loss attributable to common stockholders	$(12,221)	$(10,434)	$(20,765)	$(16,202)
Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.54)	$(0.30)	$(0.86)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	70,622	19,149	70,194	18,852

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net loss	$(12,221)	$(8,481)	$(20,765)	$(12,504)
Other comprehensive income (loss):
Net unrealized gain (loss)	—	—	—	—
Total comprehensive loss	$(12,221)	$(8,481)	$(20,765)	$(12,504)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2020	—	$—	69,512	$7	$530,143	$(313,391)	$—	$216,759
Exercise of stock options	—	—	784	—	1,952	—	—	1,952
Stock-based compensation	—	—	—	—	5,171	—	—	5,171
Net loss	—	—	—	—	—	(8,544)	—	(8,544)
Balance at March 31, 2021	—	$—	70,296	$7	$537,266	$(321,935)	$—	$215,338
Exercise of stock options	—	—	509	—	1,428	—	—	1,428
Release of restricted stock units	—	—	305	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,522	—	—	6,522
Net loss	—	—	—	—	—	(12,221)	—	(12,221)
Balance at June 30, 2021	—	$—	71,110	$7	$545,216	$(334,156)	$—	$211,067

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2019	102,030	$223,754	18,544	$2	$17,244	$(274,549)	$—	$(257,303)
Exercise of stock options	—	—	448	—	404	—	—	404
Stock-based compensation	—	—	—	—	1,026	—	—	1,026
Accumulated dividend – Series F	—	1,727	—	—	—	(1,727)	—	(1,727)
Accretion of Series F issuance costs	—	18	—	—	(18)	—	—	(18)
Warrants issued in connection with debt	—	—	—	—	297	—	—	297
Adoption of new accounting standard - See Note 2	—	—	—	—	—	(364)	—	(364)
Net loss	—	—	—	—	—	(4,023)	—	(4,023)
Balance at March 31, 2020	102,030	$225,499	18,992	$2	$18,953	$(280,663)	$—	$(261,708)
Exercise of stock options	—	—	351	—	366	—	—	366
Exercise of warrants	—	—	35	—	126	—	—	126
Stock-based compensation	—	—	—	—	1,144	—	—	1,144
Accumulated dividend – Series F	—	1,935	—	—	—	(1,935)	—	(1,935)
Accretion of Series F issuance costs	—	18	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	(8,481)	—	(8,481)
Balance at June 30, 2020	102,030	$227,452	19,378	$2	$20,571	$(291,079)	$—	$(270,506)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,	Six months ended June 30,
	2021	2020

Cash flows from operating activities
Net loss	$(20,765)	$(12,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,437	1,678
Amortization of discount on debt	—	389
Stock-based compensation	11,693	2,170
Allowance for credit losses	1,627	944
Change in fair value of financial instrument	—	(4,413)
Changes in operating assets and liabilities:
Accounts receivable	(7,710)	(6,005)
Prepaid expenses	408	(2,253)
Deferred commissions	(1,453)	(764)
Accounts payable	(376)	1,871
Accrued and other liabilities	(3,899)	468
Deferred revenue	1,632	1,425
Net cash used in operating activities	(17,406)	(16,994)
Cash flows from investing activities:
Purchase of property and equipment	(1,644)	(1,045)
Purchase of marketable securities	(30,397)	—
Net cash used in investing activities	(32,041)	(1,045)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,868	896
Proceeds from debt	—	40,745
Repayment of debt	—	(6,241)
Net cash provided by financing activities	2,868	35,400
Net change in cash and cash equivalents and restricted cash	(46,579)	17,361
Cash and cash equivalents and restricted cash, beginning of period	220,607	9,150
Cash and cash equivalents and restricted cash, end of period	$174,028	$26,511
Supplemental cash flow information:
Cash paid for interest	$—	$1,457
Noncash investing and financing activities:
Issuance of warrants	$—	$297
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheet to the amounts show in the statements of cash flows above:
Cash and cash equivalents	172,872	25,390
Restricted cash	1,156	1,121
Total cash, cash equivalents and restricted cash	$174,028	$26,511

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

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 26, 2021. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other period.

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

2. Summary of significant accounting policies (continued)

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue:
Americas – U.S.	$37,544	$28,883	$73,654	$55,616
Americas – other	1,906	1,305	3,641	2,405
EMEA	4,782	2,871	9,185	5,313
APAC	4,781	3,257	9,193	6,156
Total revenue	$49,013	$36,316	$95,673	$69,490

Long-lived assets by geographic region was as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Long-lived assets:
Americas – U.S.	$6,785	$6,596
APAC	544	526
Total long-lived assets	$7,329	$7,122

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

2. Summary of significant accounting policies (continued)

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

Accounts receivable

Accounts receivable are stated at net realizable value and include unbilled receivables. Unbilled receivables arise primarily when we provide subscriptions services in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at June 30, 2021 and December 31, 2020 included unbilled receivables of $8.4 million, $7.5 million, respectively.

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

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2020	$1,992
Provision for expected credit losses	726
Accounts written off	(358)
Balance at March 31, 2021	2,360
Provision for expected credit losses	901
Accounts written off	(491)
Balance at June 30, 2021	$2,770

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

2. Summary of significant accounting policies (continued)

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

Acquisition related expenses

Acquisition related expenses consist primarily of cash payments for third-party acquisition costs, other acquisition related expenses, including contingent compensation arrangements entered into in connection with acquisitions. We recognized $1.1 million in third-party acquisition costs during the six months ended June 30, 2021.

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

2. Summary of significant accounting policies (continued)

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

The following table disaggregates our revenue by major source:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Subscription solutions	$33,955	$23,943	$65,959	$47,496
Partner and services	15,058	12,373	29,714	21,994
Total revenue	$49,013	$36,316	$95,673	$69,490

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

3. Revenue recognition and deferred costs (continued)

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. We recognize revenue from deferred revenue when the services are performed, and the corresponding revenue recognition criteria are met. We recognized $8.0 million of previously deferred revenue during the six months ended June 30, 2021.

The net increase in the deferred revenue balance for the six months ended June 30, 2021 is primarily due to increases in SaaS related subscriptions. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

3. Revenue recognition and deferred costs (continued)

As of June 30, 2021, we had $107.0 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. We expect to recognize approximately 52% of the remaining performance obligations as revenue in the following 12-month periods, and the remaining balance in the periods thereafter.

Deferred commissions

Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately four years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features. We include amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. We periodically review the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize an impairment of deferred commissions during the six months ended June 30, 2021 and the year ended December 31, 2020.

Sales commissions of $1.41 million and $1.76 million were deferred for the six months ended June 30, 2021 and 2020, respectively; and deferred commission amortization expense was $0.79 million and $0.97 million for the six months ended June 30, 2021 and 2020, respectively.

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

The following tables summarize the estimated fair value of our cash equivalents and marketable securities.

	As of June 30, 2021
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$148,512	$—	$—	$148,512
Corporate securities	$—	$30,397	$—	$30,397
Total financial assets	$148,512	$30,397	$—	$178,909

	As of December 31, 2020
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$196,521	$—	$—	$196,521

4. Fair value measurements, cash equivalents and marketable securities (continued)

The following tables summarize the estimated fair value of our cash equivalents and marketable securities.

	As of June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$148,512	$—	$—	$148,512
Marketable securities:
Corporate securities	$30,397	$—	$—	$30,397

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$196,521	$—	$—	$196,521

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

Our certificate of incorporation and certain contractual arrangements provide for indemnification of our officers and directors for certain events or occurrences. We maintain a directors and officers insurance policy to provide coverage in the event of a claim against an officer of director. Historically, we have not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of June 30, 2021 or December 31, 2020.

Leases

We lease certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require us to pay taxes, insurance and maintenance costs. Renewal options were not included in the ROU asset and lease liability calculation.

Operating and short-term rent expenses was $0.9 million for each of the three-month periods ended June 30, 2021 and 2020, and $1.8 million for the six-month periods ended June 30, 2021 and 2020. Short-term rent expense was not material for any of the periods presented.

5. Commitments, contingencies, and leases (continued)

Supplemental lease information

Cash flow information (in thousands)	Six months ended June 30,
	2021	2020

Cash paid for operating lease liabilities	$1,947	$1,780
Right-of-use assets obtained in exchange for operating lease obligations	$—	$—

Operating lease information	Six months ended June 30,
	2021	2020

Weighted-average remaining lease-term	5.75	6.33
Weighted-average discount rate	5.46%	5.46%

The future maturities of operating lease liabilities are as follows:

(in thousands)	June 30, 2021

2021 (July 1st through December 31st)	1,981
2022	3,062
2023	2,484
2024	2,243
2025	2,011
Thereafter	4,923
Total minimum lease payments	$16,704
Less imputed interest	(2,431)
Total lease liabilities	$14,273

6. Other liabilities

The following table summarizes the components of other current liabilities:

	As of June 30,	As of December 31,
(in thousands)	2021	2020
Sales tax payable	$529	$814
Payroll and payroll related expenses	13,501	18,255
Other	3,395	3,107
Other current liabilities	$17,425	$22,176

7. Debt

Convertible Term Loans

Prior to our IPO, we entered into two contingent convertible debt agreements (the “Convertible Term Loans”) with Silicon Valley Bank (“SVB) providing for two term loans with a combined borrowing of $55.0 million. In conjunction with our IPO on August 5, 2020, the bank exercised its purchase right and repaid $1.1 million of previously paid principal. This balance, combined with the unpaid principal of $53.9 million was converted into 5,249,534 shares of Series 1 common stock.  No further borrowings are allowed under these convertible debt agreements.  The weighted -average interest rate was 5.6% during the six-month period ended June 30, 2020.

7. Debt (continued)

In addition to the conversion shares on the outstanding principal, one of the convertible debt agreements, in the amount of $35.0 million, required a deficiency payment if the value of the conversion shares did not meet an applicable required minimum return. The deficiency payment, at the election of the holder, would be settled either (i) by issuance of additional shares of common stock equal to the difference between the minimum return and the conversion value or (ii) in cash in a single installment in the amount of such difference. Management determined that the required minimum return as defined above represented, in substance, an embedded lenders’ put option designed to provide the investor with a fixed monetary amount, settleable in either additional shares or cash. Management determined that this put option should be separated and accounted for as a derivative primarily because the put option met the net settlement criterion and the settlement provisions were not consistent with a fixed-for-fixed equity instrument. Based on the value of the conversion shares issued to the bank upon completion of the IPO, we met the required minimum return under terms of the Convertible Term Loan and were not required to provide any additional shares or cash.

The put option, with an initial fair value of approximately $4.4 million, was recorded as a derivative liability on the accompanying balance sheet and a corresponding discount to the Convertible Term Loan. The discount was accreted to interest expense in the consolidated statements of operations over the term of the Convertible Term Loan using the effective interest method. The net balance outstanding under the terms of this agreement was netted against the outstanding principal balance upon conversion to Series 1 Common Stock upon completion of our IPO. We recorded interest expense related to this instrument of $0.3 million during the six-month period ended June 30, 2020.

The estimated fair value of the put option was determined using a multi-scenario probability weighted expected return method analysis in which the future probability of exit events was weighted for its respective probability. Key assumptions included time to exit event, fair value of common stock, and a discount rate. At March 31, 2020, we determined the put option had no fair value due to an increase in market conditions that would make any amounts due under the redemption feature remote. As a result, we recorded a gain in the amount of $4.4 million, which was recorded in the accompanying consolidated statements of operations.  This instrument was extinguished upon the conversion of the 2020 Convertible Term Debt and completion of our IPO.

Credit Facility

In 2020, we had an available credit facility with SVB that provided for a $20.0 million line of credit and a $5.0 million term loan. The outstanding balance under this credit facility was repaid in 2020. We had no outstanding balances as of December 31, 2020 and no further borrowings are allowed under the credit facility. The weighted average interest rate for these borrowings was 3.6 percent for the six-month period ended June 30, 2020.

 Mezzanine Facility Loan

On February 28, 2020, we entered into a mezzanine loan and security agreement (the “Mezzanine Facility”) with WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”) providing for a term loan of $10.0 million. We did not draw upon the funds available under this facility and formally terminated this facility on November 6, 2020.

In connection with the Mezzanine Facility, we issued warrants to purchase up to 99,000 shares of common stock with an exercise price of $9.21 per share with the warrants expiring on March 1, 2023. The warrant was exercisable for half of the shares. The warrant did not become exercisable for the remaining half of the shares because we did not draw upon the Mezzanine Facility and our ability to draw upon under the Mezzanine Facility terminated. Warrants to purchase 49,500 shares of common stock that were exercisable, were exercised in August 2020 and the remaining portion that did not become exercisable terminated upon the termination of the Mezzanine Facility.

We recorded the fair value of the warrants issued in connection with the Mezzanine Facility as a discount on the carrying value of the debt instruments. This discount of $0.3 million was amortized to interest expense over the life of the debt instruments as an adjustment to the effective interest rate.

Debt fees

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. Interest expense related to debt discount amortization was not material for any of the periods presented.  Net unamortized debt issuance fees as of June 30, 2020 amounted to $0.8 million.

8. Stockholders’ equity (deficit)

Equity Incentive Plans – Stock Options

During the six months ended June 30, 2021, the Company granted an aggregate of 251,000 shares of stock options, with a weighted average exercise price of $58.01 per share. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions (i) expected term of 6.0 years, (ii) expected volatility of 60%, (iii) risk-free interest rate 1.1% and (iv) expected dividend yield of 0%.

Restricted Stock Units

During the six months ended June 30, 2021, we granted an aggregate of 571,639 RSUs with a weighted grant-date fair value of $56.65. The RSUs vest over the requisite service period of 4 years from the date of grant, subject to the continued employment of the employees.

Stock-based compensation expense was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$526	$81	$913	$154
Sales and marketing	1,943	352	3,522	641
Research and development	1,466	330	2,614	634
General and administrative	2,587	381	4,644	741
Total stock-based compensation expense	$6,522	$1,144	$11,693	$2,170

9. Income taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits. The difference in the 21% U.S. statutory tax rate and the annual forecasted effective tax rate ((.02%) as of Q2 2021) is primarily a result of valuation allowances offsetting the benefit of forecasted losses in the U.S., Australia, and the United Kingdom. Forecasted income tax expense is related to non-U.S. jurisdictions where we are profitable along with state income taxes.

The effective tax rates for the three months ended June 30, 2021 and 2020 were (0.05) % and (0.04) % respectively. The effective tax rates for the six months ended June 30, 2021 and 2020 were (0.03) % and (0.16) % respectively.

We file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions including the Australia and the United Kingdom. We believe adequate provision has been made for all income tax uncertainties. We are not currently under audit in any filing jurisdiction. Fiscal years 2017 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject; although, carry forward attributes that were generated in tax years prior to fiscal year 2017 may be adjusted upon examination by the tax authorities up to the close of the statute of limitations on the year in which the attributes are utilized.

10. Net loss per share

Net loss per share

Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. Holders of Series F preferred stock were entitled to receive cumulative dividends at the annual rate of 10% compounded quarterly payable prior and in preference to any dividends on any shares of our common stock, subject to certain adjustments as set forth in our certificate of incorporation. In the event a dividend is paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). Accordingly, all of our outstanding series of preferred stock were considered to be participating securities. The holders of our preferred stock did not have a contractual obligation to share in our losses; therefore, no amount of total undistributed loss was allocated to preferred stock. Net loss attributable to common stockholders is calculated as net loss less current period preferred stock dividends. There was no preferred stock outstanding during the six-month period ending June 30, 2021.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, which includes both Series 1 and Series 2 outstanding shares. Because we have reported a net loss for the six months ended June 30, 2021, and 2020, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation. Series 1 and Series 2 have the same rights and privileges except Series 2 are not entitled to vote on any matter except as required by law. A pre-IPO preferred shareholder received Series 2 upon the conversion of their preferred shares at the time of our initial public offering. These Series 2 automatically convert to Series 1 upon a qualifying disposition of the shares by the shareholder. 5.1 million shares converted from Series 2 to Series 1 during the six-month period ended June 30, 2021. There are no Series 2 shares outstanding as of June 30, 2021.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Preferred stock as-converted	—	34,442	—	34,442
Stock options outstanding	6,985	9,267	6,985	9,267
Restricted stock units	1,646	—	1,646
Warrants to purchase common stock	—	369	—	369
Convertible debt	—	5,250	—	5,250
Total potentially dilutive securities	8,631	49,328	8,631	49,328

11. Subsequent events

On July 23, 2021, we entered into an asset purchase agreement to acquire substantially all the assets and liabilities of Feedonomics LLC. Purchase consideration consisted of approximately $145.0 million with $80.0 million paid upon closing and up to $65.0 million in two annual installments of up to $32.5 million each, to be paid upon each of the first and second anniversaries of closing or upon the earlier achievement of certain milestones. The anniversary payments may be paid in shares of our Series 1 common stock or cash based on our discretion.

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. We allow merchants to build their ecommerce solution their way with the freedom of choice that makes the most sense for their unique business and product offerings.  We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. As of June 30, 2021, we served approximately 58,000 online stores across industries in approximately 147 countries.

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

We plan to continue to invest in our “Open SaaS” strategy, building new partnerships and continuing to develop a platform that offers best-of-breed functionality with the cost-effectiveness of multi-tenant SaaS. As we work to develop and deliver this platform for our customers, we will also invest and grow our business by acquiring additional customers to our platform, growing our revenue with existing customers, expanding our presence in new segments and geographies, and potential acquisitions that would synergize and expand our current product offering.

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

On July 23, 2021, we entered into an asset purchase agreement to acquire substantially all the assets and liabilities of Feedonomics LLC. Purchase consideration consisted of approximately $145.0 million with $80.0 million paid upon closing and up to $65.0 million in two annual installments of up to $32.5 million each to be paid upon each of the first and second anniversaries of closing or upon the earlier achievement of certain milestones. The anniversary payments may be paid in shares of our Series 1 common stock or cash based on our discretion.

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

•

B2B. Since the release of our B2B edition, we have seen a growing interest from B2B customers for our platform. In many cases, these customers’ needs are met using our native functionality, including B2B features like customer groups and price lists. In other cases, these customers complement BigCommerce with purpose-built B2B extensions and applications in the BigCommerce Apps Marketplace. Over time, we intend to add more B2B functionality to both the BigCommerce Apps Marketplace and our native feature set.

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

Successful rollout of new geographies

We believe our platform can compete successfully around the world. We enhance usability in new geographies by translating our control panel into local languages and enabling the integration of local payment processors and other local partnerships. We support the growth of mid-market and large enterprise customers around the world by expanding our regional sales and marketing capabilities. We opened our first European office in London, UK in 2018 and expanded it throughout 2019-2021. In EMEA, revenue grew 73% for the six-months ended June 30, 2021. Similarly, we expanded our existing sales and marketing team in Sydney, Australia, resulting in a 49% revenue growth rate in APAC for the six-months ended June 30, 2021. 2020 brought marked advancements in our international expansion strategy through the launch of new country-specific websites in France, Italy, the Netherlands, and more recently in Mexico, Germany and Spain. In July of 2021, we launched a partnership with Mercado Libre to power cross-border growth giving our merchants the ability to sell across Latin America to nearly 133 million unique consumers in Mercado Libre’s Marketplace. We continue to invest in our global presence and in offering native language web experiences that further strengthen our ability to connect more directly with prospects and customers in each region.

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

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of March 31, 2020 includes all subscription solutions and professional services billed between January 1, 2020 and March 31, 2020. We allocate partner revenue primarily based on each customer’s share of GMV processed through that partner’s solution. For partner revenue that is not directly linked to customer usage of a partner’s solution, we allocate such revenue based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

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

The chart below illustrates certain of our key business metrics as of the periods ended:

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Total ARR (in thousands)	$209,289	$196,274	$181,166	$167,022	$151,814
Accounts with ACV greater than $2,000	10,986	10,509	10,184	9,777	9,378
% of Total ARR attributable to accounts with ACV greater than $2,000	85%	83%	82%	81%	80%
ARPA attributable to accounts with ACV greater than $2,000	$16,133	$15,582	$14,615	$13,792	$12,936
ARR Attributable to Enterprise Accounts (in thousands)	$122,737	$112,350	$100,771	$89,820	$79,806
% of Total ARR attributable to Enterprise Accounts	59%	57%	56%	54%	53%

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

Acquisition related expenses

Acquisition related expenses consists primarily of cash payments for third-party acquisition costs, other acquisition related expenses, including contingent compensation arrangements entered into in connection with acquisitions.

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

Results of operations

The following table sets forth our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$49,013	$36,316	$95,673	$69,490
Cost of revenue(1)	10,185	7,837	19,435	15,317
Gross profit	38,828	28,479	76,238	54,173
Operating expenses:
Sales and marketing(1)	22,157	16,803	42,966	32,565
Research and development(1)	14,725	11,345	28,260	22,266
General and administrative(1)	13,110	7,714	24,718	14,180
Acquisition related expenses	1,107	—	1,107	—
Total operating expenses	51,099	35,862	97,051	69,011
Loss from operations	(12,271)	(7,383)	(20,813)	(14,838)
Interest income	29	17	41	18
Interest expense	—	(1,152)	—	(1,914)
Change in fair value of financial instrument	—	—	—	4,413
Other expense	27	40	13	(163)
Loss before provision for income taxes	(12,215)	(8,478)	(20,759)	(12,484)
Provision for income taxes	6	3	6	20
Net loss	$(12,221)	$(8,481)	$(20,765)	$(12,504)

(1)	Includes stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$526	$81	$913	$154
Sales and marketing	1,943	352	3,522	641
Research and development	1,466	330	2,614	634
General and administrative	2,587	381	4,644	741
Total stock-based compensation expense	$6,522	$1,144	$11,693	$2,170

Revenue by geographic region

The composition of our revenue by geographic region during the three and six months ended June 2021 and 2020 were as follows:

	Three months ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Americas – U.S.	$37,544	$28,883	$8,661	30.0	$73,654	$55,616	$18,038	32.4
Americas – other	1,906	1,305	601	46.1	3,641	2,405	1,236	51.4
EMEA	4,782	2,871	1,911	66.6	9,185	5,313	3,872	72.9
APAC	4,781	3,257	1,524	46.8	9,193	6,156	3,037	49.3
Total Revenue	$49,013	$36,316	$12,697	35.0	$95,673	$69,490	$26,183	37.7

Adjusted EBITDA

In addition to our consolidated statements of operations data as determined in accordance with GAAP, we believe the following non-GAAP measure is useful in evaluating our business performance.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Adjusted EBITDA	$(3,469)	$(5,428)	$(5,900)	$(11,153)

	As of June 30,	As of December 31,
	2021	2020
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$172,872	$219,447
Working capital (1)	200,364	208,185
Total assets	266,512	276,626
Total liabilities	55,445	59,867
Total stockholders' equity	211,067	216,759

(1)	We define working capital as current assets less current liabilities.

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

We define Adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense and related payroll tax expense, third party acquisition-related costs and other acquisition related expenses, including contingent compensation arrangements entered into in connection with acquisitions, depreciation and amortization expense, interest income, interest expense, change in fair value of financial instruments, and our provision for income taxes. The most directly comparable GAAP measure is net loss. We monitor and have presented in this Quarterly Report on Form 10-Q Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. In particular, we believe excluding the impact of these expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts, and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

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
•

Adjusted EBITDA does not reflect cash payments for acquisition related expenses consisting primarily of cash payments for third-party acquisition cost and other acquisition related expenses, including contingent compensation arrangements entered into in connection with acquisitions as these amounts do not reflect core operating performance of the business.

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

Reconciliation of net loss to Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net loss	$(12,221)	$(8,481)	$(20,765)	$(12,504)
Stock-based compensation expense	6,522	1,144	11,693	2,170
Payroll tax associated with stock-based compensation expense	415	—	663	—
Third-party acquisition related costs	1,107	—	1,107	—
Depreciation and amortization	731	771	1,437	1,678
Interest income	(29)	(17)	(41)	(18)
Interest expense	—	1,152	—	1,914
Change in fair value of financial instrument	—	—	—	(4,413)
Provision for income taxes	6	3	6	20
Adjusted EBITDA	$(3,469)	$(5,428)	$(5,900)	$(11,153)

Comparison of the three and six months ended June 30, 2021 and June 30, 2020

Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Revenue
Subscription solutions	$33,955	$23,943	$10,012	41.8%	$65,959	$47,496	$18,463	38.9%
Partner and services	15,058	12,373	2,685	21.7%	29,714	21,994	7,720	35.1%
Total revenue	$49,013	$36,316	$12,697	35.0%	$95,673	$69,490	$26,183	37.7%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Revenue increased $12.7 million, or 35.0%, to $49.0 million for the three months ended June 30, 2021 from $36.3 million for the three months ended June 30, 2020, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $10.0 million, or 41.8%, to $34.0 million for the three months ended June 30, 2021 from $23.9 million for the three months ended June 30, 2020, primarily due to growth in mid-market and enterprise activity along with strong overall retention. Partner and services revenue increased $2.7 million, or 21.7%, to $15.1 million for the three months ended June 30, 2021 from $12.4 million for the three months ended June 30, 2020, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Revenue increased $26.2 million, or 37.7%, to $95.7 million for the six months ended June 30, 2021 from $69.5 million for the six months ended June 30, 2020, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $18.5 million, or 38.9%, to $66.0 million for the six months ended June 30, 2021 from $47.5 million for the six months ended June 30, 2020, primarily due to growth in mid-market and enterprise activity along with strong overall retention. Partner and services revenue increased $7.7 million, or 35.1%, to $29.7 million for the six months ended June 30, 2021 from $22.0 million for the six months ended June 30, 2020, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Cost of revenue, gross profit, and gross margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$10,185	$7,837	$2,348	30.0	$19,435	$15,317	$4,118	26.9
Gross profit	$38,828	$28,479	$10,349	36.3	$76,238	$54,173	$22,065	40.7
Gross margin	79.2%	78.4%			79.7%	78.0%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Cost of revenue increased $2.3 million, or 30.0%, to $10.2 million for the three months ended June 30, 2021 from $7.8 million for the three months ended June 30, 2020, primarily as a result of higher hosting costs resulting from increased transactions processed of $0.4 million and higher personnel costs, including stock-based compensation expense amounting to $1.8 million. Gross margin increased to 79.2% during the three months ended June 30, 2021 from 78.4% during the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Cost of revenue increased $4.1 million, or 26.9%, to $19.4 million for the six months ended June 30, 2021 from $15.3 million for the six months ended June 30, 2020, primarily as a result of higher hosting costs resulting from increased transactions processed of $0.9 million and higher personnel costs, including stock-based compensation expense amounting to $3.4 million. Gross margin increased to 79.7% during the six months ended June 30, 2021 from 78.0% during the six months ended June 30, 2020.

Operating expenses

Sales and marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$22,157	$16,803	$5,354	31.9	$42,966	$32,565	$10,401	31.9
Percentage of revenue	45.2%	46.3%			44.9%	46.9%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Sales and marketing expenses increased $5.4 million, or 31.9%, to $22.2 million for the three months ended June 30, 2021 from $16.8 million for the three months ended June 30, 2020, primarily due to higher staffing costs, including stock-based compensation expense of $3.4 million and additional spend to support revenue growth of $1.8 million. As a percentage of total revenue, sales and marketing expenses decreased to 45.2% during the three months ended June 30, 2021 from 46.3% during the three months ended June 30, 2020, primarily due to increased revenue growth rates coupled with lower marketing costs experienced during the pandemic.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Sales and marketing expenses increased $10.4 million, or 31.9%, to $43.0 million for the six months ended June 30, 2021 from $32.6 million for the six months ended June 30, 2020, primarily due to higher staffing costs, including stock-based compensation expense of $7.0 million and additional spend to support revenue growth of $3.5 million. As a percentage of total revenue, sales and marketing expenses decreased to 44.9% during the six months ended June 30, 2021 from 46.9% during the six months ended June 30, 2020, primarily due to increased revenue growth rates coupled with lower marketing costs experienced during the pandemic.

Research and development

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$14,725	$11,345	$3,380	29.8	$28,260	$22,266	$5,994	26.9
Percentage of revenue	30.0%	31.2%			29.5%	32.0%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Research and development expenses increased $3.4 million, or 29.8%, to $14.7 million for the three months ended June 30, 2021 from $11.3 million for the three months ended June 30, 2020, primarily due to higher staffing costs, including stock-based compensation expense of $2.4 million and additional spend to support engineering projects of $1.0 million. As a percentage of total revenue, research and development expenses decreased to 30.0% during the three months ended June 30, 2021 from 31.2% during the three months ended June 30, 2020, primarily due to increased operating leverage from revenue growth.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Research and development expenses increased $6.0 million, or 26.9%, to $28.3 million for the six months ended June 30, 2021 from $22.3 million for the six months ended June 30, 2020, primarily due to higher staffing costs, including stock-based compensation expense of $4.5 million and additional spend to support engineering projects of $1.5 million. As a percentage of total revenue, research and development expenses decreased to 29.5% during the six months ended June 30, 2021 from 32.0% during the six months ended June 30, 2020, primarily due to increased operating leverage from revenue growth.

General and administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$13,110	$7,714	$5,396	70.0	$24,718	$14,180	$10,538	74.3
Percentage of revenue	26.7%	21.2%			25.8%	20.4%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. General and administrative expenses increased $5.4 million, or 70.0%, to $13.1 million for the three months ended June 30, 2021 from $7.7 million for the three months ended June 30, 2020. The increase was primarily due to higher staffing costs, including stock-based compensation expense of $3.4 million and fees associated with operating as a public company amounting to $2.1 million.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. General and administrative expenses increased $10.5 million, or 74.3%, to $24.7 million for the six months ended June 30, 2021 from $14.2 million for the six months ended June 30, 2020. The increase was primarily due to higher staffing costs, including stock-based compensation expense of $6.3 million and fees associated with operating as a public company amounting to $4.6 million.

Acquisition related expenses

Acquisition related expense was $1.1 million for the three and six-months ended June 30, 2021 as a result of third-party legal and other professional services costs to support our acquisition of Feedonomics LLC.

Interest income

Interest income was insignificant for the three and six-month periods ended June 30, 2021 and 2020.

Interest expense

Interest expense decreased $1.2 million to $0.0 for the three months ended June 30, 2021 from $1.2 million for the three months ended June 30, 2020 and decreased $1.9 million to $0.0 million for the six months ended June 30, 2021 from $1.9 million for the six months ended June 30, 2020, as a result of repaying all of our lines of credit.

Change in fair value of financial instrument

The change in in fair value of financial instrument was insignificant for the six-month period ended June 30,2021. For the six-month period ended June 30, 2020, the increase of $4.4 million in the fair value of financial instrument was the result of a decrease in fair value of the embedded lenders’ put option on our 2020 Convertible Term Loan.

Other expense

Other expense was insignificant for the three and six-month periods ended June 30, 2021 and 2020.

Provision for income taxes

Our provision for income taxes was insignificant in the three and six months ended June 30, 2021 and 2020.

Liquidity and capital resources

We have incurred losses since our inception and will continue to generate negative operating cash flow, however we believe we have sufficient cash and cash equivalents and marketable securities to continue to fund operations. As of June 30, 2021, we had an accumulated deficit of $333.1 million, working capital of $201.4 million, and $174.0 million in cash and cash equivalents and restricted cash. Our debt facilities either expired, were repaid, or terminated in 2020.

Our operational short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. Additionally, as a result of our strategic acquisition of Feedonomics LLC, on July 23, 2021, we used $81.4 million of our $174.0 million in cash and cash equivalents and restricted cash. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, the timing of new product introductions, and the continued impact of the COVID-19 pandemic on the global economy and our business, financial condition, and results of operations. As the impact of the COVID-19 pandemic on the global economy and our operations evolves, we will continue to assess our liquidity needs.

We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. In particular, our strategic acquisition of Feedonomics LLC also requires up to $65.0 million in two annual installments of up to $32.5 million each, within ten business days after the first and second anniversary dates of the acquisition, or the earlier achievement of certain product and financial milestones. We may elect, in our sole discretion, to make these post-closing payments partially or entirely in cash or shares of BigCommerce Series 1 common stock.  If we choose to issue stock to settle these payments, we will be required to register these shares with the Securities and Exchange Commission on Form S-3. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net cash used in operating activities	$(4,648)	$(7,004)	$(17,406)	$(16,994)
Net cash used in investing activities	$(13,187)	$(448)	$(32,041)	$(1,045)
Net cash (used in) provided by financing activities	$1,127	$(149)	$2,868	$35,400
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,708)	$(7,601)	$(46,579)	$17,361

As of June 30, 2021, we had $174.0 million in cash, cash equivalents, and restricted cash, an increase of $147.5 million compared to $26.5 million as of June 30, 2020. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Restricted cash consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. We maintain cash account balances in excess of FDIC-insured limits.

Operating activities

Net cash used in operating activities for the three months ended June 30, 2021 and 2020 was $4.6 million and $7.0 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, debt discount amortization, bad debt expense, and the effect of changes in working capital.

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 was $17.4 million and $17.0 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, debt discount amortization, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the three months ended June 30, 2021 and 2020 was $13.2 million and $0.4 million, respectively. For the three months ended June 30, 2021, it consisted primarily of the purchases of marketable securities of $12.0 million and the purchases of property and equipment of $1.2 million. For the three months ended June 30, 2020, it consisted primarily of purchases of property and equipment of $0.4 million.

Net cash used in investing activities during the six months ended June 30, 2021 and 2020 was $32.0 million and $1.0 million, respectively. For the six months ended June 30, 2021, it consisted primarily of the purchases of marketable securities of $30.4 million and the purchases of property and equipment of $1.6 million. For the six months ended June 30, 2020, it consisted primarily of purchases of property and equipment of $1.0 million.

Financing activities

Net cash provided by financing activities during the three months ended June 30, 2021 was $1.1 million. During this period the issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $1.1 million.

Net cash used in financing activities during the three months ended June 30, 2020, was $0.1 million. During this period, issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $0.5 million, partially offset by debt repayments of $0.6 million.

Net cash provided by financing activities during the six months ended June 30, 2021 and 2020 was $2.9 million and $35.4 million, respectively. In the six months ended June 30, 2021, the issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $2.9 million. In the six months ended June 30, 2020, bank borrowings provided $40.7 million and issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $0.9 million, partially offset by debt repayments of $6.2 million.

Contractual obligations

Our principal commitments consist of (1) operating leases for office space, and (2) purchase obligations with certain technology providers used to host our platform. The following table summarizes our commitments to settle contractual obligations as of June 30, 2021.

		Payments Due by Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(in thousands)
Lease obligations	16,704	1,980	5,547	4,254	4,923
Purchase obligations	6,623	2,290	4,333
Total contractual obligations	$23,327	$4,270	$9,880	$4,254	$4,923

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021 or as of December 31, 2020.

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

As of June 30, 2021 (the last business day of our most recently completed second fiscal quarter) the market value of our common stock held by non-affiliates exceeded $700 million, and we therefore will cease to satisfy the conditions of remaining an emerging growth company as of December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

•	The COVID-19 pandemic and the associated economic uncertainty and our response may continue to impact us, our customers, and our partners;
•	Our future revenue and operating results will be harmed if we are unable to acquire new customers or the growth in ecommerce during the COVID-19 pandemic fails to continue after the pandemic ends;
•	Our success depends in part on our partner-centric strategy;
•	We have a limited operating history, which makes it difficult to forecast our future results of operations;
•	Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform;
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

•

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions;

•	We may not realize potential benefits from the acquisition of Feedonomics LLC (the "Acquisition") because of difficulties related to integration, the achievement of synergies, and other challenges;
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

•	We may not be able to secure sufficient additional financing on favorable terms, or at all, to meet our future capital needs;
•	Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party;
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

We have strategic technology partnerships with third parties that pay us a revenue share on their gross sales to our joint customers and/or collaborate to co-sell and co-market BigCommerce to new customers. Certain of those strategic technology partners generate significant revenue for us, including PayPal, Google, and Stripe. While our contracts with strategic technology partners generally limit the ability of such partners to terminate the contract for convenience on short notice, certain of our strategic technology partners have termination for convenience clauses in their contracts with us. Any companies we may acquire, including our recent acquisition of Feedonomics LLC (“Feedonomics”), may have strategic technology partners which may be different or competitive with the relationships we have. If our relationships with our strategic technology partners or the partners of Feedonomics or other companies we acquire are disrupted, we may receive less revenue and incur costs to form other revenue-generating strategic technology partnerships. If our strategic technology partners or the partners of Feedonomics or other companies we acquire were to be acquired by a competitor or were to acquire a competitor, it could compromise these relationships. This could harm our relationship with our customers, our reputation and brand, and our business and results of operations.

We are unable to track revenue-sharing on a real-time basis for some strategic technology partners, which can lead to delays and inaccuracies in reporting in accounting and revenue. In the past we have had, we currently have, and in the future we could have, disagreements with certain of our strategic technology partners on the amount of revenue share we are owed. Our forecasts for revenue-sharing arrangements and collaborations may be inaccurate. If we fail to accurately forecast the amount of revenue generated from our strategic technology partner relationships, our business and results of operations may be negatively impacted.

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

Our operations involve the storage and transmission of customer and shopper data or information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses, worms, and ransomware), employee theft or misuse, action or inaction by our employees or contractors, and denial-of-service attacks. Sophisticated nation-states and nation-state supported actors now engage in such attacks, including advanced persistent threat intrusions. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. When we acquire companies such as Feedonomics that do not have security measures that are as robust as the measures we have in place, the foregoing risks may increase. If our security measures are actually or perceived to be compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. As we rely on third-party and public-cloud infrastructure, we will depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer data. A cybersecurity event could have significant costs, including regulatory enforcement actions, litigation, litigation indemnity obligations, remediation costs, network downtime, increases in insurance premiums, and reputational damage. Our cyber insurance may not protect against all of the costs, liabilities, and other adverse effects arising from a security breach or system failure.  Many companies that provide cloud-based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic.

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

Our failure to comply with legal, contractual, or standards-based requirements around the security of personal information could lead to significant fines and penalties, as well as claims by our customers, their shoppers, or other stakeholders. When we acquire companies such as Feedonomics that do not have security measures that are as robust as the measures we have in place, the risk of fines and penalties may increase. Any such proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our platform.

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

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. For example, in July 2021, we acquired Feedonomics LLC for total purchase consideration of approximately $145.0 million, with approximately $80.0 million in cash paid at closing and up to $65.0 million in two annual installments of up to $32.5 million each, to be paid at each of the first and second anniversaries of closing or upon the earlier achievement of certain milestones. We may elect to make the anniversary payments partially or entirely in shares of our Series 1 common stock in lieu of cash. Accordingly, our stockholders may incur dilution resulting from the payment of the anniversary payments in shares of Series 1 common stock.

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

We may not realize potential benefits from the acquisition of Feedonomics LLC (the "Acquisition") because of difficulties related to the achievement of synergies and other challenges.

We acquired Feedonomics LLC on July 23, 2021. Prior to the completion of the Acquisition, we and Feedonomics LLC operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits or anticipated synergies. Any integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products, or technology in a successful manner is unproven. If we are not able to successfully integrate Feedonomics LLC’s business with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Feedonomics LLC’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated.  We may not be able to maintain existing agreements with customers, distributors, providers, talent and vendors or to avoid delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors as a result of the Acquisition.

In addition, at times the attention of certain members of our management and resources may be focused on pursuing customer and product strategy of the combined business of the two companies and diverted from day‑to‑day business operations, which may disrupt our ongoing business and the business of the combined company.

We have incurred, and may continue to incur, significant, non‑recurring costs in connection with the Acquisition and integrating the operations of the Company and Feedonomics LLC, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

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

Certain laws and regulations, like the GDPR, also include restrictions on the transfer of personal information across national borders. Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with such laws even in jurisdictions where we have no local entity, employees or infrastructure. Some of these laws include strict localization provisions that require certain data to be stored within a particular region or jurisdiction. We rely on a globally distributed infrastructure in order to be able to provide our services efficiently, and consequently may not be able to meet the expectations of customers who are located in or otherwise subject to such localization requirements, which may reduce the demand for our services. In addition, the United Kingdom enacted legislation in May 2018 that substantially implements the GDPR, but the United Kingdom’s exit from the EU (which formally occurred on January 31, 2020), commonly referred to as “Brexit”, has created uncertainty with regard to the regulation of data protection in the United Kingdom. When we acquire companies such as Feedonomics, we must evaluate how such laws and regulations apply to the acquired business, which further increases the complexity of our compliance analysis and efforts.

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

Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including: (1) variations in our quarterly operating results or dividends, if any, to stockholders, (2) additions or departures of key management personnel, (3) publication of research reports about our industry, (4) litigation and government investigations, (5) changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business, (6) adverse market reaction to any indebtedness we may incur or securities we may issue in the future, (7) changes in market valuations of similar companies, (8) speculation in the press or investment community, (9) announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments, (10) the announcement of any acquisitions we make and our ability to realize the expected benefits of any such acquisition including our acquisition of Feedonomics, (11) the impact of the COVID-19 pandemic on our management, employees, partners, customers, and operating results, and (12) adverse publicity about the industries we participate in or individual scandals. In response, the market price of shares of our Series 1 common stock could decrease significantly.

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

As of June 30, 2021, our directors, executive officers, and current beneficial owners of 5% or more of our voting securities and their respective affiliates beneficially own, in the aggregate, approximately 31.68% of our outstanding Series 1 common stock Further, Steven Murray, a member of our board of directors and the operating manager of the ultimate general partner of Revolution Growth, Lawrence Bohn, a member of our board of directors and a partner of General Catalyst Group, and Jeff Richards, a member of our board of directors and managing director of GGV Capital, beneficially own an aggregate of approximately 2.74%, 9.27%, and 3.64% of our Series 1 common stock, respectively, as of June 30, 2021. This significant concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of June 30, 2021, we had 71,124,046 shares of Series 1 common stock and no shares of Series 2 common stock outstanding. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

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

While we have policies and procedures to address compliance with such laws, our employees and agents could violate our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business or acquire other companies, our risks under these laws may increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

During the quarter ended June 30, 2021, we issued an aggregate of 509,000 shares of our common stock upon the exercise of stock options under our 2020 Plan at exercise prices ranging from $0.39 to $17.34 per share, for aggregate proceeds of $1,428,000.

During the quarter ended June 30, 2021, we granted an aggregate of 111,000 restricted stock units to officers and employees under our 2020 plan, for aggregate proceeds of $0.

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

(b)	Use of Proceeds

None.

(c)	Repurchases

(in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or program
April 2021	1	$3.18	—	—
May 2021	9	$5.52	—	—
June 2021	—	$-	—	—
Total	10	$2.90	$—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 10, 2020

3.2	Amended and Restated Bylaws of the registrant.	8-K	001-39423	3.2	August 10, 2020

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†

The certifications attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of BigCommerce Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BigCommerce Holdings, Inc.

Date: August 6, 2021	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Date: August 6, 2021	By:	/s/ Robert Alvarez
Robert Alvarez
Chief Financial Officer