Form 10-Q
period 2021-09-30
BigCommerce Holdings, Inc.
filed 2021-11-12
CIK 1626450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, the registrant had 71,618,735 shares of Series 1 common stock, $0.0001 par value per share outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

BigCommerce Holdings, Inc.

BigCommerce Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$364,909	$219,447
Restricted cash	1,141	1,160
Marketable securities	43,467	—
Accounts receivable, net	33,775	22,894
Prepaid expenses and other assets	13,722	8,000
Deferred commissions	3,445	2,571
Total current assets	460,459	254,072
Property and equipment, net	7,383	7,122
Right-of-use-assets	10,204	11,842
Prepaid expenses, net of current portion	913	—
Deferred commissions, net of current portion	4,800	3,590
Intangible assets, net	35,360	—
Goodwill	41,374	—
Total assets	$560,493	$276,626
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,885	$5,788
Accrued liabilities	2,890	3,344
Deferred revenue	12,910	11,406
Current portion of operating lease liabilities	2,925	3,173
Other current liabilities	24,148	22,176
Total current liabilities	48,758	45,887
Deferred revenue, net of current portion	1,481	1,308
Long-term debt, net of current portion	335,050
Other long-term liabilities	3,210
Operating lease liabilities, net of current portion	10,805	12,672
Total liabilities	399,304	59,867
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized at September 30, 2021 and December 31, 2020; 0 shares issued and outstanding, at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000 shares Series 1 and, 5,051 shares Series 2 authorized at September 30, 2021 and December 31, 2020; 71,619, and 64,461 shares Series 1 issued and outstanding at September 30, 2021 and December 31, 2020, respectively, and 0 and 5,051 shares Series 2 issued and, outstanding at September 30, 2021, and December 31, 2020, respectively	7	7
Additional paid-in capital	517,006	530,143
Accumulated deficit	(355,824)	(313,391)
Total stockholders’ equity	161,189	216,759
Total liabilities and stockholders’ equity	$560,493	$276,626

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue	$59,285	$39,735	$154,958	$109,225
Cost of revenue	12,403	8,593	31,838	23,910
Gross profit	46,882	31,142	123,120	85,315
Operating expenses:
Sales and marketing	26,101	19,328	69,066	51,893
Research and development	16,532	12,124	44,792	34,390
General and administrative	14,370	9,745	39,089	23,925
Acquisition related expenses	9,792	—	10,899	—
Amortization of intangible assets	1,402	—	1,402	—
Total operating expenses	68,197	41,197	165,248	110,208
Loss from operations	(21,315)	(10,055)	(42,128)	(24,893)
Interest income	24	2	65	20
Interest expense	(125)	(741)	(125)	(2,655)
Change in fair value of financial instruments	—	—	—	4,413
Other income (expense)	5	(75)	18	(238)
Loss before provision for income taxes	(21,411)	(10,869)	(42,170)	(23,353)
Provision for income taxes	257	(14)	263	6
Net loss	$(21,668)	$(10,855)	$(42,433)	$(23,359)
Dividends and accretion of issuance costs on Series F preferred stock	$—	$2,732	$—	$(962)
Net loss attributable to common stockholders	$(21,668)	$(8,123)	$(42,433)	$(24,321)
Basic and diluted net loss per share attributable to common stockholders	$(0.30)	$(0.16)	$(0.60)	$(0.83)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	71,372	49,355	70,598	29,145

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net loss	$(21,668)	$(10,855)	$(42,433)	$(23,359)
Other comprehensive income (loss):
Net unrealized gain (loss)	—	—	—	—
Total comprehensive loss	$(21,668)	$(10,855)	$(42,433)	$(23,359)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2020	—	$—	69,512	$7	$530,143	$(313,391)	$—	$216,759
Exercise of stock options	—	—	784	—	1,952	—	—	1,952
Stock-based compensation	—	—	—	—	5,171	—	—	5,171
Net loss	—	—	—	—	—	(8,544)	—	(8,544)
Balance at March 31, 2021	—	$—	70,296	$7	$537,266	$(321,935)	$—	$215,338
Exercise of stock options	—	—	509	—	1,428	—	—	1,428
Release of restricted stock units	—	—	305	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,522	—	—	6,522
Net loss	—	—	—	—	—	(12,221)	—	(12,221)
Balance at June 30, 2021	—	$—	71,110	$7	$545,216	$(334,156)	$—	$211,067
Exercise of stock options	—	—	485	—	1,371	—	—	1,371
Release of restricted stock units	—	—	23	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,989	—	—	5,989
Purchase of capped call					(35,570)			(35,570)
Net loss	—	—	—	—	—	(21,668)	—	(21,668)
Balance at September 30, 2021	—	$—	71,618	$7	$517,006	$(355,824)	$—	$161,189

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2019	102,030	$223,754	18,544	$2	$17,244	$(274,549)	$—	$(257,303)
Exercise of stock options	—	—	448	—	404	—	—	404
Stock-based compensation	—	—	—	—	1,026	—	—	1,026
Accumulated dividend – Series F	—	1,727	—	—	—	(1,727)	—	(1,727)
Accretion of Series F issuance costs	—	18	—	—	(18)	—	—	(18)
Warrants issued in connection with debt	—	—	—	—	297	—	—	297
Adoption of new accounting standard - See Note 2	—	—	—	—	—	(364)	—	(364)
Net loss	—	—	—	—	—	(4,023)	—	(4,023)
Balance at March 31, 2020	102,030	$225,499	18,992	$2	$18,953	$(280,663)	$—	$(261,708)
Exercise of stock options	—	—	351	—	366	—	—	366
Exercise of warrants	—	—	35	—	126	—	—	126
Stock-based compensation	—	—	—	—	1,144	—	—	1,144
Accumulated dividend – Series F	—	1,935	—	—	—	(1,935)	—	(1,935)
Accretion of Series F issuance costs	—	18	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	(8,481)	—	(8,481)
Balance at June 30, 2020	102,030	$227,452	19,378	$2	$20,571	$(291,079)	$—	$(270,506)
Exercise of stock options	—	—	511	—	1,051	—	—	1,051
Exercise of warrants	—	—	349	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,868	—	—	2,868
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	7,878	1	171,128	—	—	171,129
Conversion of redeemable preferred stock to common stock upon initial public offering	(102,030)	(211,902)	34,442	3	211,899	—	—	211,902
Conversion of redeemable convertible debt to common stock upon initial public offering	—	—	5,250	1	50,172	—	—	50,173
Accumulated dividend – Series F	—	(2,744)	—	—	—	2,744	—	2,744
Payment of Series F Dividend	—	(12,814)	—	—	—	—	—	—
Accretion of Series F issuance costs	—	8	—	—	(8)	—	—	(8)
Net loss	—	—	—	—	—	(10,855)	—	(10,855)
Balance at September 30, 2020	—	$—	67,808	$7	$457,681	$(299,190)	$—	$158,498

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,	Nine months ended September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(42,433)	$(23,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,521	2,377
Amortization of discount on debt	87	480
Stock-based compensation	17,682	5,038
Allowance for credit losses	2,124	1,198
Change in fair value of financial instrument	—	(4,413)
Changes in operating assets and liabilities:
Accounts receivable	(9,898)	(7,473)
Prepaid expenses	(6,507)	(3,675)
Deferred commissions	(2,084)	(1,454)
Accounts payable	(189)	1,685
Accrued and other liabilities	4,537	4,319
Deferred revenue	1,677	2,077
Net cash used in operating activities	(31,483)	(23,200)
Cash flows from investing activities:
Cash paid for acquisition	(80,952)
Purchase of property and equipment	(2,287)	(1,378)
Purchase of marketable securities	(43,467)	—
Net cash used in investing activities	(126,706)	(1,378)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	345,000	—
Payment of debt issuance costs	(10,037)	—
Purchase of capped calls	(35,570)	—
Proceeds from exercise of stock options	4,239	1,947
Payment of dividends	—	(12,814)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	171,128
Proceeds from debt	—	41,861
Repayment of debt	—	(6,715)
Net cash provided by financing activities	303,632	195,407
Net change in cash and cash equivalents and restricted cash	145,443	170,829
Cash and cash equivalents and restricted cash, beginning of period	220,607	9,150
Cash and cash equivalents and restricted cash, end of period	$366,050	$179,979
Supplemental cash flow information:
Cash paid for interest	$—	$1,519
Noncash investing and financing activities:
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$211,902
Conversion of convertible debt into common stock upon initial public offering	$—	$50,173
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheet to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	364,909	178,846
Restricted cash	1,141	1,133
Total cash, cash equivalents and restricted cash	$366,050	$179,979

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

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2021. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other period.

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

The COVID-19 pandemic has continued to cause economic disruption in the United States and our target international markets. As a result, we have experienced a significant shift in shopping behavior from offline to online over the last 18 months. Our business has benefited from this shift, both in accelerated sales growth for our existing customers’ stores, and in our sales of new store subscriptions to customers. Nevertheless, we do not have certainty that those trends will continue.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue:
Americas – U.S.	$46,167	$31,483	$119,872	$87,099
Americas – other	2,129	1,422	5,781	3,827
EMEA	5,342	3,180	14,464	8,493
APAC	5,647	3,650	14,841	9,806
Total revenue	$59,285	$39,735	$154,958	$109,225

Long-lived assets by geographic region was as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Long-lived assets:
Americas – U.S.	$6,868	$6,596
APAC	515	526
Total long-lived assets	$7,383	$7,122

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

For available-for-sale debt securities in an unrealized loss position, our management first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the results of operations. For available-for-sale debt securities that do not meet the aforementioned criteria, our

2. Summary of significant accounting policies (continued)

management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, an allowance is recorded for the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security. Impairment losses attributable to credit loss factors are charged against the allowance when management believes an available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met.

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

Accounts receivable

Accounts receivable are stated at net realizable value and include unbilled receivables. Unbilled receivables arise primarily when we provide subscriptions services in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at September 30, 2021 and December 31, 2020 included unbilled receivables of $9.6 million, $7.5 million, respectively.

We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for credit losses for accounts receivable deemed uncollectible. Upon adoption of ASU 2016-13, we analyzed the accounts receivable portfolio for significant risks, historical activity, and an estimate of future collectability to determine the amount that will ultimately be collected. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to our accounts receivable include the delinquency level, customer type, and current economic environment. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Adoption of ASU 2016-13 resulted in an increase in the allowance for credit losses of approximately $0.4 million as of January 1, 2020, primarily related to unbilled receivables.

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2020	$1,992
Provision for expected credit losses	726
Accounts written off	(358)
Balance at March 31, 2021	2,360
Provision for expected credit losses	901
Accounts written off	(491)
Balance at June 30, 2021	2,770
Provision for expected credit losses	497
Accounts written off	(218)
Balance at September 30, 2021	$3,049

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

2. Summary of significant accounting policies (continued)

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

Business combination

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting.  We use best estimates and assumptions, including but not limited to, future expected cash flows, expected asset lives, and discount rates, to assign a fair value to the tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. We allocate any excess purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.

Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations.

Acquisition related expenses

Acquisition related expenses consist primarily of cash payments for third-party acquisition costs and other acquisition related expenses, including contingent compensation arrangements entered into in connection with acquisitions. In connection with our acquisition of Feedonomics LLC (“Feedonomics”) on July 23, 2021, as further discussed in Note 5 “Business Combination”, we entered into a contingent compensation arrangement with certain employees of the acquiree, in which payment will be made to those individuals within ten business days after the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones. The compensation arrangement is contingent upon continued post-acquisition employment with us. We account for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met. We recognized $9.8 million and $10.9 million in acquisition related expenses during the three and nine months ended September 30, 2021, respectively.

2. Summary of significant accounting policies (continued)

Goodwill and other acquired intangible, net

We assess goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. When we elect to perform a qualitative assessment and conclude it is not more likely than not the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit is necessary; otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds the estimated fair value, impairment is recorded.

We evaluate the recoverability of finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such asset may not be recoverable. If such review determines the carrying amount of the indefinite-lived asset is not recoverable, the carrying amount of such asset is reduced to its fair value.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the estimated remaining useful life of these assets when events or changes in circumstances indicate a revision to the remaining period of amortization. If we revise the estimated useful life assumption for any assets, the remaining unamortized balance is amortized over the revised estimated useful life on a prospective basis.

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

Stock-based compensation

We issue stock options, restricted stock units ("RSUs") and performance based restricted stock units (“PSUs”). Stock-based compensation related to stock options is measured at the date of grant and is recognized on a straight-line basis over the service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to estimate the fair value of stock options awarded at the date of grant. Stock-based compensation related to restricted stock units is measured at the date of grant, net of estimated forfeitures, and recognized ratably over the service period.  Stock-based compensation related to performance based restricted stock units is measured at the date of grant and recognized using the accelerated attribution method, net of estimated forfeitures, over the remaining service period.

Accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. We adopted this standard on January 1, 2021 using the modified retrospective method. As further discussed in Note 7 “Debt”, we issued certain convertible senior notes and entered into certain contracts in the Company’s own equity during the quarter ended September 30, 2021. The accounting for these instruments was based on the guidance in ASU 2020-06. The adoption of this standard did not have any material impact on our financial statements.

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

The following table disaggregates our revenue by major source:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Subscription solutions	$42,122	$26,545	$108,081	$74,041
Partner and services	17,163	13,190	46,877	35,184
Total revenue	$59,285	$39,735	$154,958	$109,225

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

Subsequent to our acquisition of Feedonomics on July 23, 2021, subscription revenue includes revenue from Feedonomics. Feedonomics provides a technology platform and related services that enables online retailers and other sellers to automate online listings of the sellers’ information across multiple third-party marketplaces and advertisers (such as Amazon, Google, Facebook, etc.).  We provides these services under service contracts which are generally one year or less, and in many cases month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising).  The service offerings constitute a single combined performance obligation. Services are performed and Fees are determined based on monthly usage and are billed in arrears.

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

3. Revenue recognition and deferred costs (continued)

Contracts with multiple performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Our subscription contracts are generally comprised of a single performance obligation to provide access to our platform, but can include additional performance obligations. For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (“SSP”) for any distinct good or service, we may be required to allocate the contract’s transaction price to each performance obligation using our best estimate of SSP. Feedonomics’ subscription contracts can include multiple performance obligations but due to the nature of the service, they are performed over the same period.

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

Cost of revenue

Cost of revenue consists primarily of personnel-related costs, including: stock-based compensation expenses for customer support and professional services personnel; costs of maintaining and securing our infrastructure and platform; amortization expense associated with capitalized internal-use software; and allocation of overhead costs. With our acquisition of Feedonomics on July 23, 2021, cost of revenue also includes personnel and other costs related to feed management services along with other customer support personnel.

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. We recognize revenue from deferred revenue when the services are performed, and the corresponding revenue recognition criteria are met. We recognized $9.5 million of previously deferred revenue during the nine months ended September 30, 2021.

The net increase in the deferred revenue balance for the nine months ended September 30, 2021 is primarily due to increases in SaaS related subscriptions. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

As of September 30, 2021, we had $129.4 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. We expect to recognize approximately 50% of the remaining performance obligations as revenue in the following 12-month period, and the remaining balance in the periods thereafter.

3. Revenue recognition and deferred costs (continued)

Deferred commissions

Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately four years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features. We include amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. We periodically review the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize an impairment of deferred commissions during the nine months ended September 30, 2021 and the year ended December 31, 2020.

Sales commissions of $4.5 million and $2.9 million were deferred for the nine months ended September 30, 2021 and 2020, respectively; and deferred commission amortization expense was $2.4 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The following tables summarize the estimated fair value of our cash equivalents, marketable securities and debt.

	As of September 30, 2021
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$342,476	$—	$—	$342,476
U.S treasury securities	$9,140	$—	$—	$9,140
Corporate securities	$—	$34,327	$—	$34,327
Total financial assets	$351,616	$34,327	$—	$385,943

	As of December 31, 2020
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$196,521	$—	$—	$196,521

4. Fair value measurements, cash equivalents and marketable securities (continued)

The following tables summarize the estimated fair value of our cash equivalents and marketable securities.

	As of September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$342,476	$—	$—	$342,476
Marketable securities:
U.S treasury securities	$9,140			$9,140
Corporate securities	$34,327	$—	$—	$34,327

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$196,521	$—	$—	$196,521

In September 2021, we issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 (the “Notes”). The estimated fair value of the notes was approximately $347.8 million as of September 30, 2021. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on estimated or actual bids and offers of the Notes in an inactive market on the last business day of the period.

5. Business combinations

July 2021 Acquisition of Feedonomics, LLC

On July 23, 2021, we acquired 100% of Feedonomics, a SaaS company offering online product feed management platform used by merchants to optimize product data and syndicate and list products into multiple sales channels, including advertising, marketplace, affiliate and social channels, for a total purchase price of $80.9 million in cash. Our purchase accounting is not yet complete, and the fair value of assets acquired, and liabilities assumed, including valuation of intangibles assets, may change as additional information is received during the measurement period. The measurement period will end no later than one year from the acquisition date.

The financial results of Feedonomics are included in our financial statements beginning July 23, 2021. For the three-month ended September 30, 2021, our results include $5.9 million of revenue and $0.3 million of net loss in our Condensed Statements of Operations related to Feedonomics. Acquisition related costs of $9.8 million were expensed as incurred during the three months ended September 30, 2021.

The table below summarizes the preliminary estimated fair value of the asset acquired and liability assumed at the date of the acquisition.

(in thousands)	July 23rd, 2021

Accounts receivable	$3,107
Prepaid expenses and other assets	$108
Acquisition related intangible assets	$36,762
Other non-current assets	$458
Accounts payable and accrued liabilities	$287
Customer prepaid liabilities	$225
Operating lease liabilities	$345
Net asset acquired, excluding goodwill	$39,578
Total purchase consideration	$80,952
Goodwill	$41,374

5. Business combinations (continued)

We acquired Feedonomics because it is complementary to our core business. The purchase price was based on the expected financial performance of Feedonomics, not on the value of the net identifiable assets at the time of the acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill. The goodwill amount represents synergies expected to be realized from the business combination and assembled workforce. Assets acquired and liabilities assumed were reviewed and adjusted to their fair values at the date of the acquisition, as necessary. The fair value of the developed technology and the trade name were determined using the relief from royalty method and customer relationships and non-compete agreement were determined using the multi-period excess earning model. The valuation of the intangibles assets incorporate significant unobservable input and require management judgement and estimate, including the amount and timing of the future cashflow and the determination of the discount rate. The goodwill of $41.4 million from this transaction is expected to be deductible for tax purposes. We are still evaluating the tax treatment of contingent compensation arrangements which may be treated as consideration for tax purposes and increase the amount of tax deductible goodwill when paid.

In conjunction with the transaction, we entered into a contingent compensation arrangement with certain employees of Feedonomics for their post-acquisition services, in which $32.5.0 million will be made to those individuals within ten business days after both the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones for an aggregate amount of $65.0 million. Product milestones include certain product enhancement and integration with existing products and financial milestones include certain revenue and gross margin targets. We account for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met. As the contingent compensation is related to post-acquisition services, it is not considered as part of the purchase price of $80.9 million. We recognized $9.2 million in additional compensation expense related to these contingent compensation arrangements for the three and nine months ended September 30, 2021. We include this expense in acquisition related expenses in our condensed consolidated statements of operations.

The preliminary estimated fair value of identifiable intangible assets acquired at the date of the acquisitions are as follows:

(in thousands)	Estimated fair value	Weighted average amortization period (in years)

Developed technology	$11,740	4.0
Customer relationship	$22,387	5.7
Tradename	$2,451	5.0
Non-compete agreement	$184	5.0
Total acquisition-related intangible assets	$36,762

Unaudited pro forma financial information

The unaudited pro forma financial information in the table below presents the combined results of the Company and Feedonomics as if this acquisition had occurred on January 1, 2020. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition actually occurred on January 1, 2020. For the three and nine months ended September 30, 2021, pro forma adjustments include a reduction in transaction-related costs of $0.6 million and $1.7 million excluding the compensation cost related to post-acquisition compensation arrangement, respectively, because they are non-recurring in nature, an increase in amortization of intangible of $0.5 million and $4.2 million, respectively, and a decrease of $5.1 million and increase of $3.0 million in compensation costs related to the post-acquisition compensation arrangement, respectively. For the three and nine months ended September 30, 2020, pro forma adjustments include an increase in amortization of intangible of $1.9 million and $5.6 million, respectively and an increase in compensation cost of $12.2 million and $36.6 million related to the post-acquisition compensation arrangement, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Total revenue	$61,125	$44,672	$169,683	$122,482
Net loss	$(16,894)	$(24,288)	$(48,272)	$(64,748)

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes to the carrying amount of goodwill as follows:

(in thousands)

Balance as of December 31, 2020	$—
Goodwill acquired	$41,374
Balance as of September 30, 2021	$41,374

Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of September 30, 2021.

Definite-lived intangible assets are amortized on a straight-line basis over the useful life. Definite-lived intangible assets amortization was $1.4 million and $1.4 million for three and nine months ended September 30, 2021, respectively. We did not record any amortization expense for the three and nine months ended September 30, 2020.

Definite-lived intangible assets consists of the following:

(in thousands)	September 30, 2021			December 31, 2020			Weighted average remaining useful life as of September 30, 2021 (in years)
	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount
Developed technology	$11,740	$(554)	$11,186	$—	$—	$—	3.8
Customer relationship	$22,387	$(748)	$21,639	$—	$—	$—	5.5
Tradename	$2,451	$(93)	$2,358	$—	$—	$—	4.8
Non-compete agreement	$184	$(7)	$177	$—	$—	$—	4.8
Total definite-lived intangible	$36,762	$(1,402)	$35,360	$—	$—	$—

As of September 30, 2021, expected amortization expense for definite-lived intangible assets was as follows:

(in thousands)	September 30, 2021

2021 (October 1st through December 31st)	1,856
2022	7,423
2023	7,423
2024	7,423
2025	6,135
Thereafter	5,100
Total	$35,360

7. Commitments, contingencies, and leases

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

7. Commitments, contingencies, and leases (continued)

Our certificate of incorporation and certain contractual arrangements provide for indemnification of our officers and directors for certain events or occurrences. We maintain a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, we have not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of September 30, 2021 or December 31, 2020.

Leases

We lease certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require us to pay taxes, insurance and maintenance costs. Renewal options were not included in the ROU asset and lease liability calculation.

Operating and short-term rent expenses was $1.0 million and $0.9 million for the three-month periods ended September 30, 2021 and 2020, respectively, and $2.8 million and $2.7 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Short-term rent expense was not material for any of the periods presented.

Supplemental lease information

Cash flow information (in thousands)	Nine months ended September 30,
	2021	2020

Cash paid for operating lease liabilities	$2,962	$2,684
Right-of-use assets obtained in acquisition	$345	$—

Operating lease information	Nine months ended September 30,
	2021	2020

Weighted-average remaining lease-term	5.53	6.17
Weighted-average discount rate	5.46%	5.46%

The future maturities of operating lease liabilities are as follows:

(in thousands)	September 30, 2021

2021 (October 1st through December 31st)	1,155
2022	3,268
2023	2,527
2024	2,236
2025	2,011
Thereafter	4,923
Total minimum lease payments	$16,120
Less imputed interest	(2,389)
Total lease liabilities	$13,731

8. Other liabilities

The following table summarizes the components of other current liabilities:

	As of September 30,	As of December 31,
(in thousands)	2021	2020
Sales tax payable	$564	$814
Payroll and payroll related expenses	13,574	18,255
Acquisition related compensation	6,116	—
Other	3,894	3,107
Other current liabilities	$24,148	$22,176

9. Debt

2021 Convertible Senior Notes

In September 2021, we issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 (the “Notes”). The Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sales of the Notes was approximately $335.0 million after deducting offering and issuance costs related to the Notes and before the 2021 Capped Call transactions, as described below.

The Notes are our senior, unsecured obligations and accrue interest at a rate of 0.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes will mature on October 1, 2026, unless earlier converted, redeemed or repurchased by us. Before July 1, 2026, noteholders will have the right to convert their Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2021, if the Last Reported Sale Price (as defined in the indenture for the Notes) per share of Common

Stock (as defined in the indenture for the Notes) exceeds one hundred and thirty percent (130%) of the Conversion Price (as defined in the indenture for the Notes) for each of at least twenty (20) Trading Days (as defined in the indenture for the notes) (whether or not consecutive) during the thirty (30) consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter; (2) during the five (5) consecutive Business Days (as defined in the indenture for the Notes) immediately after any ten (10) consecutive Trading Day period (such ten (10) consecutive Trading Day period, the “Measurement Period”) if the Trading Price per $1,000 principal amount of Notes for each Trading Day of the Measurement Period was less than ninety eight percent (98%) of the product of the Last Reported Sale Price per share of Common Stock on such Trading Day and the Conversion Rate (as defined in the indenture for the Notes) on such Trading Day; (3) if we call any or all of the Notes for redemption, such Notes called for redemption may be converted any time prior to the close of business on the second business day immediately before the redemption date; or (4) upon the occurrence of specified corporate events. From and after July 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.

We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate for the Notes is 13.6783 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $73.11 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events, such as distribution of stock dividends or stock splits.

We may not redeem the Notes prior to October 7, 2024. The Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at our option at any time, and from time to time, on or after October 7, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. The redemption price will be a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. Pursuant to the Partial Redemption Limitation (as defined in the indenture for the Notes), we may not elect to redeem less than all of the outstanding Notes unless at least $150.0 million aggregate principal amount of Notes are outstanding and not subject to redemption as of the time we send the related redemption notice.

If a “fundamental change” (as defined in the indenture for the Notes) occurs, then, subject to a limited exception, noteholders may require us to repurchase their Notes for cash. The repurchase price will be equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, up to, but excluding, the applicable repurchase date.

In accounting for the issuance of the Notes, we recorded the Notes as a liability at face value. The effective interest rate for the Notes was 0.84%. Transaction costs of $10.0 million, attributable to the issuance of the Notes were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense over the term of the Notes.

2021 Capped Call Transactions

In connection with the pricing of the 2021 Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions.

9. Debt (continued)

We used $35.6 million of the net proceeds from the Notes to enter into privately negotiated capped call instruments the (“Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions are generally expected to reduce potential dilution to holders of our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes upon conversion of the Notes in the event that the market price per share of our common stock is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap The Capped Call Transactions have an initial cap price of approximately $106.34 per share, which represents a premium of 100% over the last reported sale prices of our common stock of $53.17 per share on September 9, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions cover, initially, the number of shares of our common stock underlying the Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Notes.

The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to our stock. The premiums paid for the Capped Call Transaction have been included as a net reduction to additional paid-in capital within stockholders’ equity.

The net carrying amount of the Notes consists of the following:

(in thousands)	September 30, 2021	December 31, 2020

Principal balance	$345,000	$—
Unamortized issuance costs	$(9,950)	$—
Carrying value, net	$335,050	$—

The total interest expense recognized related to the Notes consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Contractual interest expense	$38	$—	$38	$—
Amortization of issuance costs	87	—	87	—
Total	$125	$—	$125	$—

Convertible Term Loans

Prior to our IPO, we entered into two contingent convertible debt agreements (the “Convertible Term Loans”) with Silicon Valley Bank (“SVB) providing for two term loans with a combined borrowing of $55.0 million. In conjunction with our IPO on August 5, 2020, the bank exercised its purchase right and repaid $1.1 million of previously paid principal. This balance, combined with the unpaid principal of $53.9 million was converted into 5,249,534 shares of Series 1 common stock.  No further borrowings are allowed under these convertible debt agreements.  The weighted -average interest rate was 5.8% during the nine-month period ended September 30, 2020.

In addition to the conversion shares on the outstanding principal, one of the convertible debt agreements, in the amount of $35.0 million, required a deficiency payment if the value of the conversion shares did not meet an applicable required minimum return. The deficiency payment, at the election of the holder, would be settled either (i) by issuance of additional shares of common stock equal to the difference between the minimum return and the conversion value or (ii) in cash in a single installment in the amount of such difference. Our management determined that the required minimum return as defined above represented, in substance, an embedded lenders’ put option designed to provide the investor with a fixed monetary amount, settleable in either additional shares or cash. Management determined that this put option should be separated and accounted for as a derivative primarily because the put option met the net settlement criterion and the settlement provisions were not consistent with a fixed-for-fixed equity instrument. Based on the value of the conversion shares issued to the bank upon completion of the IPO, we met the required minimum return under terms of the Convertible Term Loan and were not required to provide any additional shares or cash.

The put option, with an initial fair value of approximately $4.4 million, was recorded as a derivative liability on the accompanying balance sheet and a corresponding discount to the Convertible Term Loan. The discount was accreted to interest expense in the consolidated statements of operations over the term of the Convertible Term Loan using the effective interest method. The net balance outstanding under the terms of this agreement was netted against the outstanding principal balance upon conversion to Series 1 Common Stock upon completion of our IPO. We recorded interest expense related to this instrument of $0.4 million during the nine-month period ended September 30, 2020.

9. Debt (continued)

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

Credit Facility

In 2020, we had an available credit facility with SVB that provided for a $20.0 million line of credit and a $5.0 million term loan. The outstanding balance under this credit facility was repaid in 2020. We had no outstanding balances as of December 31, 2020 and no further borrowings are allowed under the credit facility. The weighted average interest rate for these borrowings was 4.0 percent for the nine-month period ended September 30, 2020.

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

Debt fees

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. Interest expense related to debt discount amortization was not material for any of the periods presented.  Net unamortized debt issuance fees as of September 30, 2021 amounted to $10.0 million.

10. Stockholders’ equity (deficit)

Equity Incentive Plans – Stock Options

During the nine months ended September 30, 2021, we granted an aggregate of 263,136 shares of stock options, with a weighted average exercise price of $58.17 per share. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions (i) expected term of 6.0 years, (ii) expected volatility of 56%, (iii) risk-free interest rate 1.0% and (iv) expected dividend yield of 0%.

Restricted Stock Units

During the nine months ended September 30, 2021, we granted an aggregate of 1,302,480 RSUs with a weighted grant-date fair value of $58.09. The RSUs vest over the requisite service period of 4 years from the date of grant, subject to the continued employment of the employees.

Stock Based Compensation Expense

Stock-based compensation expense was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$293	$179	$1,206	$334
Sales and marketing	1,829	871	5,351	1,511
Research and development	1,566	582	4,180	1,216
General and administrative	2,301	1,236	6,945	1,977
Total stock-based compensation expense	$5,989	$2,868	$17,682	$5,038

11. Income taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits. The difference in the 21% U.S. statutory tax rate and the annual forecasted effective tax rate ((.52%) as of September 30, 2021) is primarily a result of valuation allowances offsetting the benefit of forecasted losses in the U.S., Australia, and the United Kingdom. Forecasted income tax expense is primarily related to changes in U.S. deferred tax liabilities associated with amortization of tax deductible goodwill, non-U.S. jurisdictions where we are profitable, and current state income taxes.

The effective tax rates for the three months ended September 30, 2021 and 2020 were (1.20) % and 0.13 % respectively. The effective tax rates for the nine months ended September 30, 2021 and 2020 were (0.61) % and (0.03) % respectively.

We file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions including Australia, Ireland, Singapore, Ukraine, and the United Kingdom. We believe adequate provision has been made for all income tax uncertainties. We are not currently under audit in any filing jurisdiction. Fiscal years 2017 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject; although, carry forward attributes that were generated in tax years prior to fiscal year 2017 may be adjusted upon examination by the tax authorities up to the close of the statute of limitations on the year in which the attributes are utilized.

12. Net loss per share

Net loss per share

Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. Holders of Series F preferred stock were entitled to receive cumulative dividends at the annual rate of 10% compounded quarterly payable prior and in preference to any dividends on any shares of our common stock, subject to certain adjustments as set forth in our certificate of incorporation. In the event a dividend is paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). Accordingly, all of our outstanding series of preferred stock were considered to be participating securities. The holders of our preferred stock did not have a contractual obligation to share in our losses; therefore, no amount of total undistributed loss was allocated to preferred stock. Net loss attributable to common stockholders is calculated as net loss less current period preferred stock dividends. There was no preferred stock outstanding during the nine-month period ending September 30, 2021.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, which includes both Series 1 and Series 2 outstanding shares. Because we have reported a net loss for the three and nine months ended September 30, 2021, and 2020, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation. Series 1 and Series 2 have the same rights and privileges except Series 2 are not entitled to vote on any matter except as required by law. A pre-IPO preferred shareholder received Series 2 upon the conversion of their preferred shares at the time of our initial public offering. These Series 2 automatically convert to Series 1 upon a qualifying disposition of the shares by the shareholder. 5.1 million shares converted from Series 2 to Series 1 during the nine-month period ended September 30, 2021. There are no Series 2 shares outstanding as of September 30, 2021.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Stock options outstanding	6,393	9,391	6,393	9,391
Restricted stock units	2,245	1,363	2,245	1,363
Acquisition related compensation (1)	1,207	—	1,207	—
Convertible debt	4,719	—	4,719	—
Total potentially dilutive securities	14,564	10,754	14,564	10,754

(1)

In connection with the acquisition of Feedonomics, we entered into a contingent compensation arrangement with certain employees of Feedonomics for their post-acquisition services. Of the $65.0 million to be paid, $61.1 million can be settled in our own stock assuming a price of $50.64 per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.” See “Special Note Regarding Forward-Looking Statements.”

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. We allow merchants to build their ecommerce solution their way with the freedom of choice that makes the most sense for their unique business and product offerings.  We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. As of September 30, 2021, we served approximately 58,600 online stores across industries in approximately 143 countries.

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

We plan to continue to invest in our “Open SaaS” strategy, building new partnerships and continuing to develop a platform that offers best-of-breed functionality with the cost-effectiveness of multi-tenant SaaS. As we work to develop and deliver this platform for our customers, we will also invest and grow our business by acquiring additional customers to our platform, growing our revenue with existing customers, expanding our presence in new segments and geographies, and through acquisitions that would synergize and expand our current product offering.

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

On September 14, 2021, we issued the 2021 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The initial conversion price of the 2021 notes represented a premium of approximately 37.5% over the closing price of our common stock on September 9, 2021, the date the 2021 Notes offering was priced. The net proceeds from the sale of the 2021 Notes were $335.0 million after deducting the offering expenses. The 2021 Notes will mature on October 1, 2026, unless earlier converted, redeemed or repurchased.

We used $35.6 million of net proceeds from the 2021 Notes offering to enter into separate capped call instruments (“2021 Capped Call Transactions”) with certain financial institutions. The 2021 Capped Call Transactions effectively limit the premium for conversion of the 2021 Notes to 100 % and are generally expected to reduce potential dilution to our common stock upon any conversion of the 2021 Notes and/or offset any payments we may upon conversion.

Key business metrics

We review the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue. We have included the activity of Feedonomics, in our key business metrics from the acquisition date of July 23, 2021 through September 30, 2021.  Our key business metrics, such as annual revenue run-rate, average revenue per account and others are calculated as of the end of the last month of the reporting period. We have excluded any activity pertaining to Feedonomics, from our key business metrics for all periods presented that precede our acquisition. As a result, year over year or quarter over quarter metrics will not include Feedonomics’ impact in the base period. Period over period results will be fully comparable after the one-year anniversary of the acquisition.

Annual revenue run-rate

We calculate annual revenue run-rate (“ARR”) at the end of each month as the sum of: (1) contractual monthly recurring revenue at the end of the period, which includes platform subscription fees, invoiced growth adjustments, feed management subscription fees, recurring professional services revenue, and other recurring revenue, multiplied by twelve to prospectively annualize recurring revenue, and (2) the sum of the trailing twelve-month non-recurring and variable revenue, which includes one-time partner integrations, one-time fees, payments revenue share, and any other revenue that is non-recurring and variable.

Accounts with greater than $2,000 ACV

We track the total number of accounts with annual contract value (“ACV”) greater than $2,000 (the “ACV threshold”) as of the end of a monthly billing period. To define this $2,000 ACV cohort, we include only subscription plan revenue and exclude partner and services revenue and recurring services revenue. We consider all stores and brands added and subtracted as of the end of the monthly billing period. This metric includes accounts that may have either one single store or brand above the ACV threshold or multiple stores or brands that together exceed the ACV threshold.

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of March 31, 2020 includes all subscription solutions and professional services billed between January 1, 2020 and March 31, 2020. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. For partner revenue that is not directly linked to customer usage of a partner’s solution, we allocate such revenue based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

Enterprise Account metrics

To measure the effectiveness of our ability to execute against our growth strategy, particularly within the mid-market and enterprise business segments, we calculate ARR attributable to Enterprise Accounts. We define Enterprise Accounts as accounts with at least one unique Enterprise plan subscription or an enterprise level feed management subscription (collectively “Enterprise Accounts”). These accounts may have more than one Enterprise plan or a combination of Enterprise plans and Essentials plans.

The chart below illustrates certain of our key business metrics as of the periods ended:

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Total ARR (in thousands)	$253,524	$209,289	$196,274	$181,166	$167,022
Accounts with ACV greater than $2,000	12,378	10,986	10,509	10,184	9,777
% of Total ARR attributable to accounts with ACV greater than $2,000	88%	85%	83%	82%	81%
ARPA attributable to accounts with ACV greater than $2,000	$17,960	$16,133	$15,582	$14,615	$13,792
ARR Attributable to Enterprise Accounts (in thousands)	$159,866	$122,737	$112,350	$100,771	$89,820
% of Total ARR attributable to Enterprise Accounts	63%	59%	57%	56%	54%

Net revenue retention

We use net revenue retention (“NRR”) to evaluate our ability to maintain and expand our revenue with our account base of customers exceeding the ACV threshold over time. The total billings and allocated partner revenue, where applicable, for the measured period are divided by the total billings and allocated partner revenue for such accounts, corresponding to the period one year prior. An NRR greater than 100% implies positive net revenue retention. This methodology includes stores added to or subtracted from an account’s subscription during the previous twelve months. It also includes changes to subscription and partner and services revenue billings, and revenue reductions from stores or accounts that leave the platform during the previous one-year period. Net new accounts added after the previous one-year period are excluded in our NRR calculations. NRR for accounts with ACV greater than $2,000 was 113% and 106% for the years ended December 31, 2020 and 2019, respectively. We update our reported NRR at the end of each fiscal year and do not report quarterly changes in NRR.

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

Subsequent to our acquisition of Feedonomics on July 23, 2021, subscription revenue also includes revenue from Feedonomics. The Company provides feed management services under service contracts which are generally one year or less, and in many cases month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising) and are billed monthly in arrears.

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

Cost of revenue

Cost of revenue consists primarily of: (1) personnel-related costs (including stock-based compensation expense) for our customer success teams, (2) costs that are directly related to hosting and maintaining our platform, (3) fees for processing customer payments, and (4) the allocation of overhead costs. We expect that cost of revenue will increase in absolute dollars, but may fluctuate as a percentage of total revenue from period to period. With our acquisition of Feedonomics on July 23, 2021, cost of revenue also includes personnel and other costs related to feed management along with other customer support personnel.

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

Acquisition related expenses

Acquisition related expenses consists primarily of cash payments for third-party acquisition costs and other acquisition related expenses, including contingent compensation arrangements entered into in connection with acquisitions.

Amortization of intangible assets

Amortization of intangible assets consist of non-cash amortization of acquired intangible assets which were recognized as a result of business combinations and are being amortized over their expected useful life.

Other expenses, net

Other expenses, net consists primarily of interest expense on our bank borrowings partially offset by interest income on corporate funds invested in money market instruments and highly liquid short-term investments.

Provision for income taxes

Provision for income taxes consists primarily of deferred income taxes associated with amortization of tax deductible goodwill and current income taxes related to certain foreign and state jurisdictions in which we conduct business and deferred tax liabilities on tax deductible goodwill. For U.S. federal income tax purposes and in certain foreign and state jurisdictions, we have NOL carryforwards. The foreign jurisdictions in which we operate have different statutory tax rates than those of the United States. Additionally, certain of our foreign earnings may also be currently taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, applicability of any valuation allowances, and changes in tax laws in jurisdictions in which we operate.

Results of operations

The following table sets forth our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$59,285	$39,735	$154,958	$109,225
Cost of revenue(1)	12,403	8,593	31,838	23,910
Gross profit	46,882	31,142	123,120	85,315
Operating expenses:
Sales and marketing(1)	26,101	19,328	69,066	51,893
Research and development(1)	16,532	12,124	44,792	34,390
General and administrative(1)	14,370	9,745	39,089	23,925
Acquisition related expenses	9,792	—	10,899	—
Amortization of intangible assets	1,402	—	1,402	—
Total operating expenses	68,197	41,197	165,248	110,208
Loss from operations	(21,315)	(10,055)	(42,128)	(24,893)
Interest income	24	2	65	20
Interest expense	(125)	(741)	(125)	(2,655)
Change in fair value of financial instrument	—	—	—	4,413
Other expense	5	(75)	18	(238)
Loss before provision for income taxes	(21,411)	(10,869)	(42,170)	(23,353)
Provision for income taxes	257	(14)	263	6
Net loss	$(21,668)	$(10,855)	$(42,433)	$(23,359)

(1)	Includes stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$293	$179	$1,206	$334
Sales and marketing	1,829	871	5,351	1,511
Research and development	1,566	582	4,180	1,216
General and administrative	2,301	1,236	6,945	1,977
Total stock-based compensation expense	$5,989	$2,868	$17,682	$5,038

Revenue by geographic region

The composition of our revenue by geographic region during the three and nine months ended September 2021 and 2020 were as follows:

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Americas – U.S.	$46,167	$31,483	$14,684	46.6	$119,872	$87,099	$32,773	37.6
Americas – other	2,129	1,422	707	49.7	5,781	3,827	1,954	51.1
EMEA	5,342	3,180	2,162	68.0	14,464	8,493	5,971	70.3
APAC	5,647	3,650	1,997	54.7	14,841	9,806	5,035	51.3
Total Revenue	$59,285	$39,735	$19,550	49.2	$154,958	$109,225	$45,733	41.9

	As of September 30,	As of December 31,
	2021	2020
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$364,909	$219,447
Working capital (1)	411,701	208,185
Total assets	560,493	276,626
Total liabilities	399,304	59,867
Total stockholders' equity	161,189	216,759

(1)	We define working capital as current assets less current liabilities.

Adjusted EBITDA

In addition to our consolidated statements of operations data as determined in accordance with GAAP, we believe the following non-GAAP measure is useful in evaluating our business performance.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Adjusted EBITDA	$(3,109)	$(6,563)	$(9,009)	$(17,716)

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
•

Adjusted EBITDA does not reflect cash payments for acquisition related expenses consisting primarily of cash payments for third-party acquisition cost and other acquisition related expenses, including contingent compensation arrangements entered into in connection with acquisitions, as these amounts do not reflect core operating performance of the business.

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

Reconciliation of net loss to Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net loss	$(21,668)	$(10,855)	$(42,433)	$(23,359)
Stock-based compensation expense	5,989	2,868	17,682	5,038
Payroll tax associated with stock-based compensation expense	304	—	967	—
Third-party acquisition related costs	9,792	—	10,899	—
Depreciation	714	699	2,151	2,377
Amortization of intangible asset	1,402	—	1,402	—
Interest income	(24)	(2)	(65)	(20)
Interest expense	125	741	125	2,655
Change in fair value of financial instrument	—	—	—	(4,413)
Provision for income taxes	257	(14)	263	6
Adjusted EBITDA	$(3,109)	$(6,563)	$(9,009)	$(17,716)

Comparison of the three and nine months ended September 30, 2021 and September 30, 2020

Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Revenue
Subscription solutions	$42,122	$26,545	$15,577	58.7%	$108,081	$74,041	$34,040	46.0%
Partner and services	17,163	13,190	3,973	30.1%	46,877	35,184	11,693	33.2%
Total revenue	$59,285	$39,735	$19,550	49.2%	$154,958	$109,225	$45,733	41.9%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Revenue increased $19.6 million, or 49.2%, to $59.3 million for the three months ended September 30, 2021 from $39.7 million for the three months ended September 30, 2020, as a result of increases in both subscription solutions and partner and services revenue as well as the revenue pertaining to the acquisition of Feedonomics. Subscription solutions revenue increased $15.6 million, or 58.7%, to $42.1 million for the three months ended September 30, 2021 from $26.5 million for the three months ended September 30, 2020, primarily due to growth in mid-market and enterprise activity along with strong overall retention. Feedonomics contributed $5.9 million in subscription revenue for the three months ended September 30, 2021. Partner and services revenue increased $4.0 million, or 30.1%, to $17.2 million for the three months ended September 30, 2021 from $13.2 million for the three months ended September

30, 2020, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. Revenue increased $45.7 million, or 41.9%, to $154.9 million for the nine months ended September 30, 2021 from $109.2 million for the nine months ended September 30, 2020, as a result of increases in both subscription solutions and partner and services revenue as well as the revenue pertaining to the acquisition of Feedonomics. Subscription solutions revenue increased $34.0 million, or 46.0%, to $108.1 million for the nine months ended September 30, 2021 from $74.0 million for the nine months ended September 30, 2020, primarily due to growth in mid-market and enterprise activity along with strong overall retention. Feedonomics contributed $5.9 million in subscription revenue for the nine months ended September 30, 2021. Partner and services revenue increased $11.7 million, or 33.2%, to $46.9 million for the nine months ended September 30, 2021 from $35.2 million for the nine months ended September 30, 2020, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Cost of revenue, gross profit, and gross margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$12,403	$8,593	$3,810	44.3	$31,838	$23,910	$7,928	33.2
Gross profit	$46,882	$31,142	$15,740	50.5	$123,120	$85,315	$37,805	44.3
Gross margin	79.1%	78.4%			79.5%	78.1%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Cost of revenue increased $3.8 million, or 44.3%, to $12.4 million for the three months ended September 30, 2021 from $8.6 million for the three months ended September 30, 2020, primarily as a result of higher hosting costs resulting from increased transactions processed of $0.3 million, higher personnel costs, including stock-based compensation expense amounting to $1.4 million and expenses related to the acquisition of Feedonomics of $2.1 million. Gross margin increased to 79.1% during the three months ended September 30, 2021 from 78.4% during the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. Cost of revenue increased $7.9 million, or 33.2%, to $31.8 million for the nine months ended September 30, 2021 from $23.9 million for the nine months ended September 30, 2020, primarily as a result of higher hosting costs resulting from increased transactions processed of $1.2 million, higher personnel costs, including stock-based compensation expense amounting to $4.8 million and expenses related to the acquisition of Feedonomics of $2.1 million. Gross margin increased to 79.5% during the nine months ended September 30, 2021 from 78.1% during the nine months ended September 30, 2020.

Operating expenses

Sales and marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$26,101	$19,328	$6,773	35.0	$69,066	$51,893	$17,173	33.1
Percentage of revenue	44.0%	48.6%			44.6%	47.5%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Sales and marketing expenses increased $6.8 million, or 35.0%, to $26.1 million for the three months ended September 30, 2021 from $19.3 million for the three months ended September 30, 2020, primarily due to higher staffing costs, including stock-based compensation expense of $3.1 million, additional spend to support revenue growth of $1.6 million and expenses related to the acquisition of Feedonomics of $1.3 million. As a percentage of total revenue, sales and marketing expenses decreased to 44.0% during the three months ended September 30, 2021 from 48.6% during the three months ended September 30, 2020, primarily due to increased revenue growth rates coupled with lower marketing costs experienced during the COVID-19 pandemic.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. Sales and marketing expenses increased $17.2 million, or 33.1%, to $69.1 million for the nine months ended September 30, 2021 from $51.9 million for the nine months ended September 30, 2020, primarily due to higher staffing costs, including stock-based compensation expense of $10.1 million, additional spend to support revenue growth of $4.8 million and expenses related to the acquisition of Feedonomics of $1.3 million. As a percentage of total revenue, sales and marketing expenses decreased to 44.6% during the nine months ended September 30, 2021 from 47.5% during the nine months ended September 30, 2020, primarily due to increased revenue growth rates coupled with lower marketing costs experienced during the COVID-19 pandemic.

Research and development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$16,532	$12,124	$4,408	36.4	$44,792	$34,390	$10,402	30.2
Percentage of revenue	27.9%	30.5%			28.9%	31.5%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Research and development expenses increased $4.4 million, or 36.4%, to $16.5 million for the three months ended September 30, 2021 from $12.1 million for the three months ended September 30, 2020, primarily due to higher staffing costs, including stock-based compensation expense of $2.0 million, additional spend to support engineering projects of $0.7 million and expenses related to the acquisition of Feedonomics of $1.6 million. As a percentage of total revenue, research and development expenses decreased to 27.9% during the three months ended September 30, 2021 from 30.5% during the three months ended September 30, 2020, primarily due to increased operating leverage from revenue growth.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. Research and development expenses increased $10.4 million, or 30.2%, to $44.8 million for the nine months ended September 30, 2021 from $34.4 million for the nine months ended September 30, 2020, primarily due to higher staffing costs, including stock-based compensation expense of $6.5 million, additional spend to support engineering projects of $2.0 million and expenses related to the acquisition of Feedonomics of $1.6 million. As a percentage of total revenue, research and development expenses decreased to 28.9% during the nine months ended September 30, 2021 from 31.5% during the nine months ended September 30, 2020, primarily due to increased operating leverage from revenue growth.

General and administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$14,370	$9,745	$4,625	47.5	$39,089	$23,925	$15,164	63.4
Percentage of revenue	24.2%	24.5%			25.2%	21.9%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. General and administrative expenses increased $4.6 million, or 47.5%, to $14.4 million for the three months ended September 30, 2021 from $9.7 million for the three months ended September 30, 2020. The increase was primarily due to higher staffing costs, including stock-based compensation expense of $2.1 million, fees associated with operating as a public company amounting to $2.4 million and expenses related to the acquisition of Feedonomics of $0.5 million.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. General and administrative expenses increased $15.2 million, or 63.4%, to $39.1 million for the nine months ended September 30, 2021 from $23.9 million for the nine months ended September 30, 2020. The increase was primarily due to higher staffing costs, including stock-based compensation expense of $8.4 million, fees associated with operating as a public company amounting to $5.8 million and expenses related to the acquisition of Feedonomics of $0.5 million.

Acquisition related expenses

Acquisition related expense was $9.8 million and $10.9 million for the three and nine-months ended September 30, 2021 primarily as a result of acquisition related compensation in conjunction with our business combination.

Interest income

Interest income was insignificant for the three and nine-month periods ended September 30, 2021 and 2020.

Interest expense

Interest expense decreased $0.6 million to $0.1 for the three months ended September 30, 2021 from $0.7 million for the three months ended September 30, 2020 and decreased $2.6 million to $0.1 million for the nine months ended September 30, 2021 from $2.7 million for the nine months ended September 30, 2020, as a result of repaying all of our lines of credit.

Change in fair value of financial instrument

The change in the fair value of the financial instrument was insignificant for the three months ended September 30, 2021 and 2020, respectively and was insignificant for the nine-month period ended September 30, 2021. For the nine-month period ended September 30, 2020, the change of $4.4 million in the fair value of the financial instrument was the result of a decrease in the fair value of the embedded lenders’ put option on our 2020 Convertible Term Loan.

Other expense

Other expense was insignificant for the three and nine-month periods ended September 30, 2021 and 2020.

Provision for income taxes

Our provision for income taxes was insignificant in the three and nine months ended September 30, 2021 and 2020.

Liquidity and capital resources

We have incurred losses since our inception and will continue to generate negative operating cash flow, however we believe we have sufficient cash and cash equivalents and marketable securities to continue to fund operations. During the quarter ended September 30, 2021, we issued approximately $335.0 million in convertible debt, net of offering costs and used $35.6 million of the proceed to enter into capped call transactions.

Our operational short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. Additionally, $81.4 million of cash was used to pay for our acquisition of Feedonomics, on July 23, 2021. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, the timing of new product introductions, and the continued impact of the COVID-19 pandemic on the global economy and our business, financial condition, and results of operations. As the impact of the COVID-19 pandemic on the global economy and our operations evolves, we will continue to assess our liquidity needs.

We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. In particular, our strategic acquisition of Feedonomics also requires up to $65.0 million in two annual installments of up to $32.5 million each, within ten business days after the first and second anniversary dates of the acquisition, or the earlier achievement of certain product and financial milestones. We may elect, in our sole discretion, to make these post-closing payments partially or entirely in cash or shares of BigCommerce Series 1 common stock.  If we choose to issue stock to settle these payments, we will be required to register these shares with the Securities and Exchange Commission on Form S-3. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net cash used in operating activities	$(14,077)	$(6,206)	$(31,483)	$(23,200)
Net cash used in investing activities	$(94,665)	$(333)	$(126,706)	$(1,378)
Net cash provided by financing activities	$300,764	$160,007	$303,632	$195,407
Net increase in cash, cash equivalents and restricted cash	$192,022	$153,468	$145,443	$170,829

As of September 30, 2021, we had $366.1 million in cash, cash equivalents, and restricted cash, an increase of $186.1 million compared to $180.0 million as of September 30, 2020. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Restricted cash consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. We maintain cash account balances in excess of FDIC-insured limits.

Operating activities

Net cash used in operating activities for the three months ended September 30, 2021 and 2020 was $14.1 million and $6.2 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $31.5 million and $23.2 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the three months ended September 30, 2021 and 2020 was $94.7 million and $0.3 million, respectively. In the three months ended September 30, 2021, this consists primarily of the cash paid for the acquisition of Feedonomics of $81.4 million, the purchases of marketable securities of $13.1 million and the purchases of property and equipment of $0.6 million. In the three months ended September 30, 2020, this consisted primarily of purchases of property and equipment of $0.3 million.

Net cash used in investing activities during the nine months ended September 30, 2021 and 2020 was $126.7 million and $1.4 million, respectively. In the nine months ended September 30, 2021, this consists primarily of the cash paid for the acquisition of Feedonomics of $81.4 million, the purchases of marketable securities of $43.5 million and the purchases of property and equipment of $2.3 million. In the nine months ended September 30, 2020, this consisted primarily of purchases of property and equipment of $1.4 million.

Financing activities

Net cash provided by financing activities during the three months ended September 30, 2021 and 2020 was $300.8 million and $160.0 million, respectively. In the three months ended September 30, 2021, this consisted of the proceeds from the issuance of convertible senior notes (the “Convertible Notes” in an aggregate principal amount of $345.0 million and proceeds from the issuance of shares of Series 1 common stock pursuant to the exercise of stock options of $1.4 million. This was partially offset by the payment of debt issuance costs of $10.0 million and the purchase of capped calls of $35.6 million. In the three months ended September 30, 2020, the issuance of common stock upon initial public offering, net of underwriting discounts, commissions and other offering costs provided $171.1 million. During this same period, proceeds from the issuance of shares of Series 1 common stock pursuant to the exercise of stock options and from debt and line of credit provided $1.0 million and $1.1 million, respectively. This was partially offset by the payment of dividends and repayment of debt amounting to $12.8 million and $0.5 million, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2021 and 2020 was $303.6 million and $195.4 million, respectively. In the nine months ended September 30, 2021, this consisted of the proceeds from the issuance of convertible senior notes in an aggregate principal amount of $345.0 million and proceeds from the issuance of shares of Series 1 common stock pursuant to the exercise of stock options of $4.2 million. This was partially offset by the payment of debt issuance costs of $10.0 million and the purchase of capped calls of $35.6 million. In the nine months ended September 30, 2020, initial public offering proceeds, net of offering costs, provided $171.1 million, bank borrowings provided $41.9 million and issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $1.9 million, which was partially offset by the payment of dividends and repayment of debt for $12.8 million and $6.7 million, respectively.

Contractual obligations

Our principal commitments consist of (1) operating leases for office space, and (2) purchase obligations with certain technology providers used to host our platform. The following table summarizes our commitments to settle contractual obligations as of September 30, 2021.

		Payments Due by Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(in thousands)
Lease obligations	16,119	1,155	5,794	4,247	4,923
Purchase obligations	43,532	2,563	21,594	19,375
Total contractual obligations	$59,651	$3,718	$27,388	$23,622	$4,923

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021 or as of December 31, 2020.

Critical accounting policies and estimates

Except for changes resulting from the acquisition of Feedonomics in July 2021, including purchase price allocation and valuation of acquired intangibles, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent accounting pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We had cash and cash equivalents of $365.0 million and marketable securities of $44.5 million as of September 20, 2021. We hold our cash and cash equivalents and marketable securities for working capital purposes. Our cash, cash equivalents, and marketable securities consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities and commercial paper. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.

In September 2021, we issued and sold $345.0 million aggregate principal amount of 0.25% convertible senior notes due in October 2026 in a private offering to qualified institutional buyers. The fair value of the Notes is subject to interest rate risk, market risk, and other factors due to the conversion features. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decreases. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less debt issuance costs on the balance sheet, and we present the fair value for required disclosure purposes only.

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

Emerging growth company status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until those standards apply to private companies. We have not elected to use this extended transition period for complying with new or revised accounting standards. We will remain an emerging growth company until the earliest of: (1) December 31, 2025, (2) the first fiscal year after our annual gross revenue exceeds $1.07 billion, (3) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

•	We may not realize potential benefits from the acquisition of Feedonomics (the "Acquisition") because of difficulties related to integration, the achievement of synergies, and other challenges;
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

Our future revenue and operating results will be harmed if we are unable to acquire new customers, retain existing customers, expand sales to our existing customers, develop new functionality for our platform that achieves market acceptance, or the increase in ecommerce during the COVID-19 pandemic fails to continue after the COVID-19 pandemic ends.

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

We have strategic technology partnerships with third parties that pay us a revenue share on their gross sales to our joint customers and/or collaborate to co-sell and co-market BigCommerce to new customers. Certain of those strategic technology partners generate significant revenue for us, including PayPal, Google, and Stripe. While our contracts with strategic technology partners generally limit the ability of such partners to terminate the contract for convenience on short notice, certain of our strategic technology partners have termination for convenience clauses in their contracts with us. Any companies we may acquire, including our recent acquisition of Feedonomics, may have strategic technology partners which may be different or competitive with the relationships we have. If our relationships with our strategic technology partners or the partners of Feedonomics or other companies we acquire are disrupted, we may receive less revenue and incur costs to form other revenue-generating strategic technology partnerships. If our strategic technology partners or the partners of Feedonomics or other companies we acquire were to be acquired by a competitor or were to acquire a competitor, it could compromise these relationships. This could harm our relationship with our customers, our reputation and brand, and our business and results of operations.

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

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. For example, in July 2021, we acquired Feedonomics for total purchase consideration of approximately $145.0 million, with approximately $80.0 million in cash paid at closing and up to $65.0 million in two annual installments of up to $32.5 million each, to be paid at each of the first and second anniversaries of closing or upon the earlier achievement of certain milestones. We may elect to make the anniversary payments partially or entirely in shares of our Series 1 common stock in lieu of cash. Accordingly, our stockholders may incur dilution resulting from the payment of the anniversary payments in shares of Series 1 common stock.

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

We may not realize potential benefits from the acquisition of Feedonomics (the "Acquisition") because of difficulties related to the achievement of synergies and other challenges.

We acquired Feedonomics on July 23, 2021. Prior to the completion of the Acquisition, we and Feedonomics operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits or anticipated synergies. Any integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products, or technology in a successful manner is unproven. If we are not able to successfully integrate Feedonomics business with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Feedonomics key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated.  We may not be able to maintain existing agreements with customers, distributors, providers, talent and vendors or to avoid delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors as a result of the Acquisition.

In addition, at times the attention of certain members of our management and resources may be focused on pursuing customer and product strategy of the combined business of the two companies and diverted from day‑to‑day business operations, which may disrupt our ongoing business and the business of the combined company.

We have incurred, and may continue to incur, significant, non‑recurring costs in connection with the Acquisition and integrating the operations of the Company and Feedonomics, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

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

As of December 31, 2020, we had net operating loss (“NOL”) carryforwards of approximately $168.9 million and $66.5 million for federal and state tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in 2036. As of December 31, 2020, approximately $120.4 million of the federal NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of December 31, 2020, we also had total foreign NOL carryforwards of $11.4 million, which do not expire under local law. As of December 31, 2020, we had research and development tax credit carryforwards of approximately $5.2 million and $2.2 million for federal and state tax purposes, respectively. The federal and state tax credits will carry forward up to 20 years or until utilized. In general, under Section 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Furthermore, our losses in Australia are subject to the change of ownership test rules in that jurisdiction that when applied may limit our ability to fully utilize our Australian NOLs. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

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

The degree to which COVID-19 and related vaccines will affect our business and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. These developments include, but are not limited to, the duration, extent, and severity of the COVID-19 pandemic, actions taken to contain the COVID-19 pandemic, the impact of the COVID-19 pandemic and related restrictions on economic activity and domestic and international trade, the timing and deployment of any vaccine, and the extent of the impact of these and other factors on our employees, suppliers, partners, and customers. While COVID-19 vaccines are widely available in the United States and increasingly available globally, the continued efficacy of such vaccines in relation to new strains of the virus as well as their continued adoption remains difficult to predict. The COVID-19 pandemic and related restrictions could limit our customers’ ability to continue to operate, to obtain inventory, generate sales, or make timely payments to us. It could disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick, or for dependents for whom external care is not available. It could cause delays or disruptions in services provided by key suppliers and vendors, make us, our partners, and our service providers more vulnerable to security breaches, denial of service attacks or other hacking or phishing attacks, or cause other unpredictable effects.

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

As of September 30, 2021, our directors, executive officers, and current beneficial owners of 5% or more of our voting securities and their respective affiliates beneficially own, in the aggregate, approximately 36.45% of our outstanding Series 1 common stock. Further, Lawrence Bohn, a member of our board of directors and a partner of General Catalyst Group beneficially owns an aggregate of approximately 5.58% of our Series 1 common stock as of September 30, 2021. This significant concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, this stockholder will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of September 30, 2021, we had 71,618,735 shares of Series 1 common stock and no shares of Series 2 common stock outstanding. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

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

In addition, holders of our Series 1 common stock may be subject to further dilution upon issuance of the shares reserved under our 2020 Plan and Employee Stock Purchase Plan and potentially in connection with the conversion of our Convertible Notes.

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

Effective as of December 29, 2020, we have fully repaid all outstanding borrowings under our amended and restated loan and security agreement (“A&R Credit Facility”) with Silicon Valley Bank and terminated the A&R Credit Facility. On September 14, 2021, we issued the Convertible Notes.

Our indebtedness could have significant negative consequences for our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;
•	limiting our ability to obtain additional financing;
•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•	limiting our flexibility to plan for, or react to, changes in our business;
•	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes; and
•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Notes, and our cash needs may increase in the future. In addition, future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the Convertible Notes or pay cash upon their conversion.

Holders of the Convertible Notes may, subject to a limited exception, require us to repurchase their Convertible Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the Convertible Notes or pay the cash amounts due upon conversion. Our failure to repurchase Convertible Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the Convertible Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, if any, which may result in that other indebtedness becoming immediately payable in full. If the repayment of such other indebtedness were to be accelerated after any applicable notice or grace periods, then we may not have sufficient funds to repay that indebtedness and repurchase the Convertible Notes or make cash payments upon their conversion.

Provisions in the indenture governing the Convertible Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Convertible Notes and the indenture governing the Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the indenture governing the Convertible Notes), then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indenture governing the Convertible Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indenture governing the Convertible Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The accounting method for the Convertible Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Convertible Notes on our balance sheet, accruing interest expense for the notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We have elected to early adopt ASU 2020-06, which became effective for us beginning with the fiscal year ending December 31, 2021, including interim periods within that fiscal year.

In accordance with ASU 2020-06, we expect that the Convertible Notes we are offering will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported income.

In addition, we expect that the shares underlying the Convertible Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Convertible Notes and could materially reduce our reported working capital.

We have not reached a final determination regarding the accounting treatment for the Convertible Notes, and the description above is preliminary. Accordingly, we may account for the Convertible Notes in manner that is significantly different than described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

None.

(c)	Repurchases

(in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or program
July 2021	1	$5.99	—	—
August 2021			—	—
September 2021	—	$-	—	—
Total	1	$5.99	$—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement by and among BigCommerce Holdings, Inc, BigCommerce Omni LLC, Feedonomics LLC, and certain other affiliated parties and significant equity holders of Feedonomics LLC, dated July 23, 2021	8-K	001-39423	2.1	July 23, 2021

3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 10, 2020

3.2	Amended and Restated Bylaws of the registrant.	8-K	001-39423	3.2	August 10, 2020

4.1	Indenture, dated September 14, 2021 between Registrant and U.S Bank National Association	8-K	001-39423	4.1	September 15, 2021

4.2	Form of certificate representing the 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	September 15, 2021

10.1	Form of Capped Call Confirmation	8-K	001-39423	10.1	September 15, 2021

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

BigCommerce Holdings, Inc.

Date: November 12, 2021	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Date: November 12, 2021	By:	/s/ Robert Alvarez
Robert Alvarez
Chief Financial Officer