Form 10-K
period 2021-12-31
BigCommerce Holdings, Inc.
filed 2022-03-01
CIK 1626450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NASDAQ Global Market on June 30, 2021, was approximately $3.72 billion.

The number of shares of Registrant’s common stock outstanding as of February 25, 2022, was 72,470,039.

Auditor Firm ID:42Auditor Name: Ernst and Young LLPAuditor Location: Austin, TX

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the Registrant's 2022 annual meeting of stockholders to be filed within 120 days of the registrant's fiscal year ended December 31, 2021, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

ii

PART I

Special note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” and similar words or phrases. These forward-looking statements include statements concerning the following:

•	our expectations regarding our revenue, expenses, sales, and operations;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	our expectations regarding the prevalence of ecommerce and consumer behavior for periods following the end of the COVID-19 pandemic;
•	our anticipated areas of investments and expectations relating to such investments;
•	our ability to compete in our industry and innovation by our competitors;
•	our ability to anticipate market needs or develop new or enhanced services to meet those needs;
•	our ability to manage growth and to expand our infrastructure;
•	our ability to establish and maintain intellectual property rights;
•	our ability to manage expansion into international markets and new industries;
•	our ability to hire and retain key personnel;
•	our ability to successfully identify, manage, and integrate any existing and potential acquisitions;
•	our ability to adapt to emerging regulatory developments, technological changes, and cybersecurity needs;
•	the impact of the COVID-19 pandemic and the associated economic uncertainty on us, our customers, and our partners;
•	our anticipated cash needs and our estimates regarding our capital requirements and our need for additional financing;
•	the anticipated effect on our business of litigation to which we are or may become a party; and
•	other statements described in this Annual Report on Form 10-K under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

BigCommerce empowers businesses to turn digital transformation into a competitive advantage. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings.  We provide a comprehensive platform for launching and scaling an ecommerce operation, including store design, catalog management, hosting, checkout, order management, reporting, and pre-integrations into best of breed third-party services like payments, shipping and fulfillment, point of sale, marketing, accounting and omnichannel.

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

We serve these segments with a platform offering enterprise-grade functionality, openness and performance capabilities with SMB friendly simplicity and ease-of-use. Our platform is the result of a multi-year investment in platform transformation. In nearly every component of our platform, we have added advanced functionality and openness using application programming interface (“API”) endpoints.

We strive to provide the world’s best SaaS ecommerce platform for all types of customers at all stages of ecommerce growth. Our platform serves customers across a wide variety of sizes, product categories, and purchase types, including business-to-consumer (“B2C”) and business-to-business (“B2B”). For the mid-market and large enterprise segments, we believe our platform combines three elements not typically offered together:

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

We have become a leader in both branded-site and omnichannel commerce. Cross-channel commerce involves the integration of a customer’s commerce capabilities with other sites—online and offline—where consumers and businesses make their purchases. We offer free, direct integrations with leading social networks such as Facebook and Instagram, search engines such as Google, online marketplaces such as Amazon and eBay, and POS platforms such as Square, and Clover (a Fiserv company). A dynamic and growing cross-channel category is “headless commerce,” which refers to the integration of a back-end commerce platform like ours with a front-end user experience separately created in a content management system (“CMS”) or design framework. The most dynamic and interactive online user experiences are often created using these tools. We integrate seamlessly with the leading CMSs, digital experience platforms, design frameworks and custom front ends.

Partners are essential to our open strategy. We believe we possess one of the deepest and broadest ecosystems of integrated technology solutions in the ecommerce industry. We strategically partner with, rather than compete against, the leading providers in adjacent categories, including payments, shipping, POS, CMS, customer relationship management (“CRM”), enterprise resource planning (“ERP”), and omnichannel. Our partner-centric strategy stands in contrast to our largest competitors, which operate complex software stacks that compete across categories. We focus our research and development investments in our core product to create a best-of-breed ecommerce platform. We believe this strategy has four advantages:

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

Our business has achieved significant growth in recent years. We had total revenues of $219.9 million, $152.4 million and $112.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. We plan to continue to invest in our “Open SaaS” strategy, building new partnerships and continuing to develop a platform that offers best-of-breed functionality with the cost-effectiveness of multi-tenant SaaS. As we work to develop and deliver this platform for our customers, we will also invest and grow our business by acquiring additional customers to our platform, growing our revenue with existing customers, and expanding our presence in new segments and geographies.

We have invested, and intend to continue our disciplined investment strategy to grow our business by expanding our sales and marketing activities, including increasing the breadth and depth of our agency and technology partner ecosystem, enhancing our platform developments, and scaling our operations to support our existing and growing customer base.

Impact of COVID-19

The COVID-19 pandemic has caused disruption to the economies and communities of the United States and our target international markets. In the interest of public health, many governments closed physical stores and places of business deemed non-essential. This precipitated a significant shift in shopping behavior from offline to online. Our business benefited from this shift, both in accelerated sales growth for our existing customers’ stores, and in our sales of new store subscriptions to customers. Nevertheless, we do not have certainty that those trends will continue. The COVID-19 pandemic, including the recent acceleration of the spread of Omicron variant and the Delta variant before that, and the uncertainty the pandemic has created in the global economy could materially adversely affect our business, financial condition, and results of operations.  Furthermore, the impact of COVID-19 on our business, including with respect to customer demand, is becoming more difficult to isolate or quantify.  It is not possible to determine the duration and scope of the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, supply chain disruptions, and labor availability and costs, or the impact of other indirect factors that may be attributable to the pandemic. These or other currently unanticipated consequences of the pandemic could materially affect our results of operations. In addition, these direct and indirect factors make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, including increased wage rates and incentives and global supply chain constraints. For more information regarding the potential impact of the COVID-19 on our business, refer to “Risk Factors,” as well as our commentary in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

Impact on operations

Since March of 2020, we have been responsive to the input of our people and to evolving guidance of local authorities, including flexible work arrangements where certain employees work from the office and others work remotely. We believe that we are well equipped to continue to support full or partial remote work without major service disruption.

Impact on ecommerce sector and our sales efforts

Beginning in March of 2020, ecommerce sales in the United States and our target international markets increased significantly due to pandemic-related changes in consumer and customer behavior. In turn, the macroeconomic trend towards ecommerce accelerated.

Since the onset of the COVID-19 pandemic, we have generally experienced a shortening of sales cycles and an improvement in lead conversion and competitive win rates. Sales of Essentials plans increased, particularly early in the pandemic, as we supported merchants’ efforts to get online through our 90-day free site wide promotion on Essentials plans. We have also seen strengthening in Enterprise plan sales during the pandemic, with Enterprise ARR growing 71.5% year-over-year for the year ended December 31, 2021, compared to 51% growth year-over-year for the year ended December 31, 2020.

Impact on revenue

We believe the shift to ecommerce following the COVID-19 pandemic has increased our subscription solutions revenue and our partner and services revenue.

The pandemic-related increase in subscription solutions revenue is reflected in the growth in new customer bookings, continued strength in retention of existing customers, and increased subscription fees. Subscription solutions revenue grew year-over-year by 35.9%, 41.8%, 58.7%, and 57.9% in the first quarter, second quarter, third quarter, and fourth quarter of 2021, respectively.

We believe the pandemic has also contributed to higher partner and services revenue through increased platform transaction volume with our technology partners. Partner and services revenue grew year-over-year by 52.3%, 21.7%, 30.1%, and 33.9% in the first quarter, second quarter, third quarter, and fourth quarter of 2021, respectively.

While we expect the macroeconomic shift towards ecommerce to continue after the COVID-19 pandemic abates, elevated levels of new customer bookings and platform transaction volume may recede as pandemic-related restrictions ease. We believe it will be increasingly difficult to isolate and identify the impact of the pandemic on our operations going forward.

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

Our customers

We serve a range of customer sizes, geographies, and customer segments including B2C, B2B, and DNBs. We distinguish market segments based on annual gross merchandise volume (“GMV”) per site, specifically: SMB ($0 to $1 million), mid-market ($1 million to $50 million), and large enterprise (greater than $50 million). No individual customer represented more than 5% of our total revenue in the fiscal year ended December 31, 2021.

International presence

We serve customers in numerous countries. Our platform enables businesses to create stores in the consumer-facing language and currency of their choice. For the administrative control panel used by our customers to create and manage their stores, we currently allow our customers to select among a range of languages, including English, Chinese, French, Spanish, Italian, and Ukrainian. We plan to add additional languages throughout 2022.

We maintain our headquarters in Austin, Texas, and approximately 79% of our employees are located in the United States, as of December 31, 2021. We were originally founded in Sydney, Australia. Since 2019, we have expanded our APAC presence, driving a 52% and 38% APAC revenue growth for the years ended December 31, 2021 and 2020, respectively. The establishment of our London office in 2018 has contributed to accelerating EMEA revenue growth of 68% and 68% for the years ended December 31, 2021 and 2020, respectively. Our platform continues to enable customers to self-serve globally, including in regions in which we may lack a local business presence, such as parts of Latin America, Africa, and the Middle East. We have recently expanded our local presence in a number of key markets, including the Netherlands, France, Italy, Germany, Spain and Mexico. We plan to expand further into the Nordic region, South America, and additional DACH countries later in 2022.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 1,337 full-time employees, including 364 in research and development, 360 in sales and marketing, and 613 in general and administrative, professional services, and customer support. Of these employees, 1,056 are in the United States and 281 are in our international locations. We consider our culture and employees to be vital to our success. We have invested substantial time and resources in building our team and culture across all our offices. We are highly dependent on our management, highly-skilled software engineers, and sales personnel, and it is crucial that we continue to attract and retain valuable employees. To facilitate attraction and retention, we strive to make BigCommerce a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.

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

We have frequently won “best places to work” public recognition across our largest work centers of Austin, Texas; San Francisco, California; Sydney, Australia; and London, United Kingdom.

Our mission is to power global ecommerce success by delivering the industry’s best and most versatile multi-tenant SaaS platform. This mission inspires our employees, who join BigCommerce to accomplish great things for our customers, partners and each other. We, in turn, commit to helping our employees thrive in an environment that is fun, fast-paced, and challenging.

Facilities

Our worldwide corporate headquarters is located in Austin, Texas. It covers 70,682 square feet pursuant to an operating lease that expires in 2028. We also have office locations in London, San Francisco, Kyiv, Ukraine and Sydney, Australia. We believe our current facilities are suitable and adequate to meet our current needs. We may add new facilities or expand existing facilities as we add employees. We believe suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Seasonality

We have historically experienced higher revenue in our fourth quarter compared to other quarters in our fiscal year due in part to seasonal holiday demand. Additionally, new product introductions can significantly impact revenue figures, product costs and operating expenses. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future revenue or financial performance.

Regulatory considerations

The legal environment of internet-based businesses, both in the United States and internationally, is evolving rapidly and is often unclear. For example, we occasionally cannot be certain which laws will be deemed applicable to us given the global nature of our business. This ambiguity includes topics such as data privacy and security, pricing, advertising, taxation, content regulation, and intellectual property ownership and infringement. See the section titled “Risk Factors—Risks related to our business and industry—Evolving global internet laws, regulations and standards, privacy and security regulations, cross-border data transfer restrictions, and data localization requirements, may limit the use and adoption of our services, expose us to liability, or otherwise adversely affect our business.”

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

Item 1A. Risk Factors.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•	We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability;
•	We have experienced significant growth in recent periods, and our recent growth rates may not be indicative of our future growth;
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

•	Increases in cost, interruptions in service, latency, or poor service from our third-party data center providers could impair the delivery of our platform;
•	If the security of information we possess is compromised or is otherwise accessed without authorization, our reputation may be harmed and we may be exposed to liability and loss of business;
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
•

Evolving global laws, regulations and standards on privacy and data security, restrictions on cross-border data transfers, and data localization requirements may limit the use and adoption of our services, expose us to liability, or otherwise adversely affect our business;

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

•	Changes in tax laws or regulations that are applied adversely to us or our customers could increase the cost of our ecommerce platform and adversely impact our business;
•	The market price of shares of our common stock has been volatile, which could cause the value of your investment to decline;
•	Our failure to raise capital when needed could harm our business, operating results and financial condition. Debt or equity issued to raise additional capital may reduce the value of our common stock;
•	Insiders have substantial control over us, which may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us;
•

If our operating and financial performance in any given period does not meet the guidance that we provide to the public or the expectations of investment analysts, the market price of our common stock may decline;

•

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the requirements of Nasdaq, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner;

•

We have identified a material weakness in our internal controls over financial reporting related to information technology general controls (“ITGCs”). If our remedial measures are insufficient to address the material weakness or one or more additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our ability to report financial information timely and accurately could be adversely affected. Any such occurrence could harm our business and cause investors to lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may decline;

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
•

Operations at our strategic development center in Kyiv, Ukraine may be materially impacted as a result of ongoing military action by Russia in Ukraine and our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy resulting from the conflict in Ukraine;

•	Natural catastrophic events and man-made problems such as power disruptions, computer viruses, global pandemics, data security breaches and terrorism may disrupt our business;
•	Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses;
•

Our current operations are international in scope, and we plan further geographic expansion. This will create a variety of operational challenges. We are subject to risks from geopolitical crises, such as the Russian invasion of Ukraine;

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

Risk Factors

The following section discusses material risks and uncertainties that could adversely affect our business and financial condition. Investing in our Series 1 common stock involves substantial risks. You should carefully consider the following risk factors, as well as all of the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, before deciding to invest in our Series 1 common stock. Additional risks and uncertainties that we are unaware of may also become important factors that adversely affect our business. The occurrence of any of the following risks, or additional risks that we are unaware of, could materially and adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. In such a case, the market price of our Series 1 common stock could decline, and you could lose all or part of your investment.

Risks related to the growth and profitability of our business.

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not yet achieved profitability. We incurred net losses of $76.7 million, $37.6 million and $42.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $390.1 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest in sales and marketing efforts, research and development, and expansion into new geographies. In addition, we are incurring additional legal, accounting, and other expenses related to our being a public company as compared to when we were a private company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

We have experienced significant growth in recent periods, and our recent growth rates may not be indicative of our future growth.

We have experienced significant growth in recent years. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including:

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

To continue to grow our business, it is important that we continue to acquire new customers to purchase and use our platform. Our success in adding new customers depends on numerous factors, including our ability to:

•	offer a compelling ecommerce platform,
•	execute our sales and marketing strategy,

•	attract, effectively train and retain new sales, marketing, professional services, and support personnel in the markets we pursue,
•	develop or expand relationships with partners, payment providers, systems integrators, and resellers,
•	expand into new geographies and market segments,
•	efficiently onboard new customers on to our platform, and
•	provide additional paid services that complement the capabilities of our customers and their partners.

Our ability to increase revenue also depends in part on our ability to retain existing customers and to sell more functionality and adjacent services to our existing and new customers. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on the same terms or terms more favorable to us. Our ability to increase sales to existing customers depends on several factors, including their experience with implementing and using our platform, their ability to integrate our platform with other technologies, and our pricing model.

Our ability to generate revenue may be inconsistent across SMB, mid-market, and large enterprise customers. If we experience limited or inconsistent growth in any of these customer sets, particularly our mid-market and large enterprise customers, our business, financial condition, and operating results could be adversely affected.

In addition, the COVID-19 pandemic has driven an increase in ecommerce penetration. It is uncertain whether or the extent to which this trend will continue after the impact of the COVID-19 pandemic subsides.  To the extent that conditions related to the COVID-19 pandemic improve or restrictions imposed as a result of the COVID-19 pandemic are lifted, and such improvements or changes limit or reverse recent trends towards increased ecommerce penetration, our business and results of operations may be negatively impacted.

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

Strategic technology partners are essential to our open strategy. A significant percentage of our customers choose to integrate our ecommerce platform with third-party application providers using our open APIs and software development kits. The functionality and popularity of our platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including marketplaces and social media sites. We are dependent on strategic technology partner solutions for major ecommerce categories, including payments, shipping, tax, accounting, ERP, marketing, fulfillment, cross-channel commerce, and POS. We will continue to depend on various third-party relationships to sustain and grow our business. Third-party application providers’ sites may change the features of their applications and platforms or alter their governing terms. They may restrict our ability to add, customize or integrate systems, functionality and shopper experiences. Such changes could limit or terminate our ability to use these third-party applications and platforms and provide our customers a highly extensible and customizable experience. This could negatively impact our offerings and harm our business. Marketplaces or social networks that have allowed limited integration into their platforms, such as Amazon, eBay, Facebook and Instagram, may discontinue our access or allow other platforms to integrate or integrate more easily. This would increase competition for ecommerce platforms across their solutions. Our business will be negatively impacted if we fail to retain these relationships for any reason, including due to third parties’ failure to support or secure their technology or our integrations; errors, bugs, or defects in their technology; or changes in our platform. Any such failure could harm our relationship with our customers, our reputation and brand, our revenue, our business, and our results of operations.

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

We have strategic technology partnerships with third parties that pay us a revenue share on their gross sales to our joint customers and/or collaborate to co-sell and co-market BigCommerce to new customers. Certain of those strategic technology partners generate significant revenue for us, including PayPal, Google, and Stripe. While our contracts with strategic technology partners generally limit the ability of such partners to terminate the contract for convenience on short notice, certain of our strategic technology partners have termination for convenience clauses in their contracts with us. Any companies we may acquire, may have strategic technology partners which may be different or competitive with the relationships we have. If our relationships with our strategic technology partners or the partners of companies we acquire are disrupted, we may receive less revenue and incur costs to form other revenue-generating strategic technology partnerships. If our strategic technology partners or the partners of companies we acquire were to be acquired by a competitor or were to acquire a competitor, it could compromise these relationships. This could harm our relationship with our customers, our reputation and brand, and our business and results of operations.

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

Our ability to increase our customer base and achieve broader market acceptance of our ecommerce platform will depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to continue dedicating significant resources to sales and marketing programs, including search engines and other online advertising. The effectiveness of our online advertising may continue to vary due to competition for key search terms, changes in search engine use, and changes in search algorithms used by major search engines and other digital marketing platforms. Our business and operating results will be harmed if our sales and marketing efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

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

Our operations involve the storage and transmission of customer and shopper data or information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses, worms, and ransomware), employee theft or misuse, action or inaction by our employees or contractors, and denial-of-service attacks. Sophisticated nation-states and nation-state supported actors now engage in such attacks, including advanced persistent threat intrusions. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We have been subject to cyber-attacks and attempts in the past and may continue to be subject to such attacks in the future. Though no such incident to date has had a material impact on our business, we cannot guarantee that we will not experience material or adverse effects from any future incident. Further, when we acquire companies that do not have security measures that are as robust as the measures we have in place, the foregoing risks may increase. If our security measures are actually or perceived to be compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. As we rely on third-party and public-cloud infrastructure, we will depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer data. A cybersecurity event could have significant costs, including regulatory enforcement actions, litigation, litigation indemnity obligations, remediation costs, network downtime, increases in insurance premiums, and reputational damage. Our cyber insurance may not protect against all of the costs, liabilities, and other adverse effects arising from a security breach or system failure.  Many companies that provide cloud-based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic.

We depend on third-party data hosting and transmission services. Increases in cost, interruptions in service, latency, or poor service from our third-party data center providers could impair the delivery of our platform. This could result in customer or shopper dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Google Cloud Platform in the U.S. We are in the process of expanding our infrastructure capabilities into overseas data centers of Google Cloud Platform. We serve ancillary functions for our customers from third-party data center hosting facilities operated by Amazon Web Services, located in Virginia. Our platform is deployed to multiple data centers within these geographies, with additional geographies available for disaster recovery. Our operations depend, in part, on our third-party providers’ protection of these facilities from natural disasters, power or telecommunications failures, criminal acts, or similar events (such as the COVID-19 pandemic). If any third-party facility’s arrangement is terminated, or its service lapses, we could experience interruptions in our platform, latency, as well as delays and additional expenses in arranging new facilities and services.

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

Our failure to comply with legal, contractual, or standards-based requirements around the security of personal information could lead to significant fines and penalties, as well as claims by our customers, their shoppers, or other stakeholders. When we acquire companies that do not have security measures that are as robust as the measures we have in place such as Feedonomics or B2B Ninja, the risk of fines and penalties may increase. Any such proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our platform.

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

Our insurance coverage, including coverage for errors and omissions and cyber liability, may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims. Our insurers could deny coverage as to any future claim and our cyber liability coverage may not adequately protect us against any losses, liabilities and costs that we may incur. The successful assertion of one or more large claims against us, or changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

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

We may be required to spend significant resources to monitor, protect, and enforce our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. Such litigation could result in the impairment or loss of portions of our intellectual property. Enforcement of our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly. An adverse determination could risk the issuance or cancellation of pending patent and trademark filings. Because of the substantial discovery required in connection with intellectual property litigation, our confidential or sensitive information could be compromised by disclosure in litigation. Litigation could result in public disclosure of results of hearings, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. For example, in July 2021, we acquired Feedonomics for total purchase consideration of approximately

$146.1 million, with approximately $81.1 million in cash paid at closing and up to $65.0 million in two annual installments of up to $32.5 million each, to be paid at each of the first and second anniversaries of closing or upon the earlier achievement of certain milestones. We may elect to make the anniversary payments partially or entirely in shares of our Series 1 common stock in lieu of cash. Accordingly, our stockholders may incur dilution resulting from the payment of the anniversary payments in shares of Series 1 common stock, the resale of which we would be obligated to register on Form S-3.

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

As of December 31, 2021, we had net operating loss (“NOL”) carryforwards of approximately $243.8 million and $113.8 million for federal and state tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in 2036. As of December 31, 2021, approximately $195.4 million of the federal NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of December 31, 2021, we also had total foreign NOL carryforwards of $26.0 million, which do not expire under local law. As of December 31, 2021, we had research and development tax credit carryforwards of approximately $6.8 million and $3.6 million for federal and state tax purposes, respectively. The federal and state tax credits will begin to expire in 2024.

In general, under Section 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the “Code”, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code.

Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Our losses in Australia are subject to the change of ownership test rules in that jurisdiction that when applied may limit our ability to fully utilize our Australian NOLs. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability. The NOLs that do not expire and carryforward indefinitely are limited to 80% of taxable income in the year utilized.

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

Some of our larger competitors also have substantially broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New start-up companies that innovate, and large companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our platform. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories, or other parties. Furthermore, ecommerce on large marketplaces, such as Amazon, could increase as a percentage of all ecommerce activity, thereby reducing customer traffic to individual customer websites. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share, or a smaller addressable share of the market. It could also result in a competitor with greater financial, technical, marketing, service, and other resources, any of which could harm our ability to compete.

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

The COVID-19 pandemic, the measures attempting to contain and mitigate the effects of the COVID-19 pandemic, including stay-at-home, business closure, and other restrictive orders, and the resulting changes in consumer behaviors, have disrupted our normal operations and impacted our employees, suppliers, partners, and customers. In addition, the COVID-19 pandemic has led to global supply chain challenges, reduced availability of goods and inflation, each of which may impact our customers and could ultimately impact demand for our services. We expect these disruptions and impacts to continue. In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business, including transitioning employees across all our offices to remote work-from-home arrangements and then hybrid in office and remote work, and imposing travel and related restrictions. While we believe these actions were reasonable and necessary as a result of the COVID-19 pandemic, they were and continue to be disruptive to our business and could adversely impact our results of operations. Given the continued pandemic environment and the resultant personal, economic, and governmental reactions, we may have to take additional actions in the future that could harm our business, financial condition, and results of operations. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce has not historically been fully remote.  Prior to the COVID-19 pandemic, certain of our employees traveled frequently to establish and maintain relationships with one another and with our customers, partners, and investors. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. Suspending travel and doing business in-person on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, and our ability to recruit employees across the organization. These changes could negatively impact our sales and marketing in particular, which could have longer-term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote. Any of these impacts could harm our business. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce. As our offices reopen, planning and risk management for these reopenings will require further additional time from management and other employees, which may further reduce the amount of time available for other initiatives.

In the first half of 2021, a new Delta variant of COVID-19 began to spread globally and caused an increase in COVID-19 cases in many places in the United States, and in November 2021, a new Omicron variant, which appears to be the most transmissible variant to date, was detected, which Omicron variant has since caused in increase in COVID-19 cases in multiple countries, including the United States.  Public health officials and medical professionals have warned that COVID-19 cases may continue to spike, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. The ultimate impact of the Omicron variant is unknown, including with respect to the continued imposition of mask mandates, social distancing, travel restrictions and stay-at-home orders. Even before the increases in cases due to the Delta variant and the Omicron variant, many individuals remained cautious about resuming activities. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

The degree to which COVID-19 and related vaccines will affect our business and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. These developments include, but are not limited to, the duration, extent, and severity of the COVID-19 pandemic, actions taken to contain the COVID-19 pandemic, the impact of the COVID-19 pandemic and related restrictions on economic activity and domestic and international trade, the timing and deployment of any vaccine, and the extent of the impact of these and other factors on our employees, suppliers, partners, and customers. While COVID-19 vaccines are widely available in the United States and increasingly available globally, the continued efficacy of such vaccines in relation to new strains of the virus (including the Delta variant and the Omicron variant) as well as their continued adoption remains difficult to predict. The COVID-19 pandemic and related restrictions could limit our customers’ ability to continue to operate, to obtain inventory, generate sales, or make timely payments to us. It could disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick, or for dependents for whom external care is not available. It could cause delays or disruptions in services provided by key suppliers and vendors including supply chain delays, make us, our partners, and our service providers more vulnerable to security breaches, denial of service attacks or other hacking or phishing attacks, or cause other unpredictable effects.

The COVID-19 pandemic also has caused heightened uncertainty in the global economy. If economic conditions further deteriorate, consumers may not have the financial means to make purchases from our customers and may delay or reduce discretionary purchases, negatively impacting our customers and our results of operations. Uncertainty from the pandemic may cause prospective or existing customers to defer investment in ecommerce. Our SMB customers may be more susceptible to general economic conditions than larger businesses, which may have greater liquidity and access to capital. Uncertain and adverse economic conditions also may lead to increased refunds and chargebacks. Since the impact of COVID-19 is ongoing, the effect of the COVID-19 pandemic and the related impact on the global economy may not be fully reflected in our results of operations until future periods. Volatility in the capital markets has been heightened during recent months and such volatility may continue, which may cause declines in the price of our common stock.

To the extent there is a sustained general economic downturn and our software is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected. Our revenue may also be disproportionately affected by delays or reductions in general information technology spending. Competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings and related services. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. In addition, the direct and indirect impacts of the COVID-19 pandemic can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, including increased wage rates and incentives and global supply chain constraints.  If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations, and financial condition could be materially and adversely affected.

Our current operations are international in scope, and we plan further geographic expansion. This will create a variety of operational challenges. We are subject to risks from geopolitical crises, such as the Russian invasion of Ukraine.

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

We have a significant number of employees outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets. This will require significant management attention and financial resources. We may face difficulties, including: geopolitical crises, such as the Russian invasion of Ukraine, costs associated with developing software and providing support in many languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights, a geographically and culturally diverse workforce and customer base, and travel restrictions associated with the COVID-19 pandemic. Failure to overcome any of these difficulties could negatively affect our results of operations.

Our current international operations and future initiatives involve a variety of risks, including:

•	geopolitical crises, such as the Russian invasion of Ukraine;
•	changes in a country’s or region’s political or economic conditions;
•	the need to adapt and localize our platform for specific countries;
•	greater difficulty collecting accounts receivable and longer payment cycles;
•	potential changes in trade relations arising from policy initiatives critical of existing and proposed trade agreements;
•	unexpected changes in laws, regulatory requirements, taxes, or trade laws;
•	more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, increasingly common around the globe;
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

Evolving global laws, regulations and standards on privacy and data security, restrictions on cross-border data transfers, and data localization requirements may limit the use and adoption of our services, expose us to liability, or otherwise adversely affect our business.

Federal, state, or foreign governmental bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting the use of the internet as a commercial medium. These laws and regulations could impact taxation, internet neutrality, tariffs, content, copyrights, liability for content, distribution, electronic contracts and other communications, consumer protection, online advertising, and the characteristics and quality of services. Legislators and regulators may make legal and regulatory changes, or apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These laws and regulations and resulting increased costs could materially harm our business, results of operations, and financial condition.

Laws and regulations governing data privacy are constantly evolving. Many of these laws and regulations, including the European Union’s General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation (“UK GDPR”) and the California Consumer Privacy Act (the “CCPA”), contain detailed requirements regarding collecting and processing personal information, restrict the use and storage of such information, and govern the need for consumer consent. The California Privacy Rights Act (the “CPRA”) amended the CCPA and created additional obligations relating to consumer data beginning on January 1, 2022 with enforcement expected to begin in 2023.  Like California, Virginia and Colorado have also enacted new privacy regulations set to come into effect in 2023. Similar laws have been proposed in other states, at the federal level, and in other countries, reflecting a global trend toward more stringent privacy. These laws and regulations could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), to control our costs by using certain vendors or service providers, and to offer certain services in certain jurisdictions.  Such laws and regulations could also restrict our customers’ ability to run their businesses; for example, by limiting their ability to effectively market to interested shoppers. This could reduce our revenue and the general demand for our services.

Such laws and regulations may be subject to amendment or re-interpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance. For example, in 2020, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield as a basis for transfers of personal data from the EU to the U.S. and introduced requirements to carry out risk assessments in relation to use of other, alternative data transfer mechanisms such as the standard contractual clauses for personal data transfers. The European Commission has published revised standard contractual clauses for data transfers from the European Economic Area (“EEA”): the revised clauses must be used for relevant new data transfers from September 27, 2021. Existing standard contractual clauses must be migrated to the revised clauses by December 27, 2022. Similarly, the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. Implementing updated data transfer documentation, whether in the EEA or UK, adds complexity that may hinder or delay the contracting process with our customers and vendors.

This may increase regulatory and compliance burdens and lead to uncertainty about or interruptions of personal data transfers from Europe to the United States (and beyond). Use of common data transfer mechanisms now involves additional compliance steps and in the event any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate. This could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm. In 2022, Austrian and the French data protection supervisory authorities ruled that, under certain circumstances, use of Google Analytics by European website operators unlawfully transferred personal data to the United States; other EU supervisory authorities may reach similar conclusions. This may impact business tools we use and adversely impact us to the extent such decisions are perceived as more broadly applicable to transfers of personal data from Europe to the United States. Our response to these requirements globally may not meet the expectations of individual customers, their shoppers, or other stakeholders, which could reduce the demand for our services. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

Certain laws and regulations, like the GDPR and UK GDPR, have extraterritorial effect and also include restrictions on the transfer of personal information across national borders. Because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with such laws even in jurisdictions where we have no local entity, employees or infrastructure. Some of these laws include strict localization provisions that require certain data to be stored within a particular region or jurisdiction. We rely on a globally distributed infrastructure in order to be able to provide our services efficiently, and consequently may not be able to meet the expectations of customers who are located in or otherwise subject to such localization requirements, which may reduce the demand for our services.

The UK enacted legislation in May 2018 that substantially implements the GDPR and has been effectively retained in UK national law following the UK’s exit from the EU (which formally occurred on January 31, 2020), commonly referred to as “Brexit” (i.e., the UK GDPR). While the UK’s data protection regime is currently substantially similar to the European Union regime under the GDPR, the relationship between the regulation of data protection in the UK and the European Union is uncertain. It is difficult to anticipate how UK data protection laws and regulations will develop in the medium to longer term. When we acquire companies, such as Feedonomics or B2B Ninja, we must evaluate how such laws and regulations apply to the acquired business, which further increases the complexity of our compliance analysis and efforts.

We are also subject to evolving state and national rules on cookies and e-marketing. In the European Union and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. Current national laws that implement the European Union ePrivacy Directive may be replaced by an EU regulation known as the ePrivacy Regulation, which would significantly increase fines for non-compliance. CPRA and other newly adopted US privacy laws also increase regulatory scrutiny on cookies and e-marketing.

In the European Union and the United Kingdom, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our and our customers’ efforts to understand users.

The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, European court decisions, regulators’ recent guidance and recent campaigns by a not-for-profit organization are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our and our customers’ marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities.  Our failure to comply with these and additional laws or regulations could expose us to significant fines and penalties imposed by regulators, as well as legal claims by our customers, or their shoppers, or other relevant stakeholders.

In addition, other parties such as Apple and Google that provide mobile operating systems, such as iOS and Android and web-browsers, such as Safari, Chrome and Microsoft Edge are implementing and exploring future product changes or plans that may limit our and our customers’ ability to collect and use cookies or similar technologies to measure advertising and provide other products and services. Some of these changes are driven by privacy laws while some are also driven by product positioning decisions made by these parties.

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

Our terms of service prohibit our customers from using our platform to engage in illegal activities and our terms of service permit us to take down a customer’s shop if we become aware of illegal use. Customers may nonetheless engage in prohibited or illegal activities or upload store content in violation of applicable laws, which could subject us to liability. Our partners may engage in prohibited or illegal activities, which could subject us to liability. Furthermore, our brand may be negatively impacted by the actions of customers or partners that are deemed to be hostile, offensive, inappropriate, or illegal. In general, we do not proactively monitor or review the appropriateness of the content of our customers’ stores or our partners’ activities. Our safeguards may not be sufficient for us to avoid liability or avoid harm to our brand. Hostile, offensive, inappropriate, or illegal use could adversely affect our business and financial results.

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

We provide our ecommerce platform to customers in highly regulated industries such as pharmaceuticals, insurance, healthcare and life sciences. We may have customers in other highly-regulated industries in the future. Providing our ecommerce platform to such entities subjects us to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Customers in highly-regulated industries may demand shorter subscription periods or other contract terms that differ from our standard arrangements, including terms that can lead those customers to obtain broader rights in our offerings than would be standard. Such entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners due to a default or for other reasons. Any such termination may adversely affect our reputation, business, results of operations and financial condition. Additionally, due to the heightened regulatory environment in which they operate, potential customers in these industries may encounter additional difficulties when trying to move away from legacy ecommerce platforms to an open SaaS platform like the one we provide.

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

The market price of our Series 1 common stock has been highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. Market volatility, as well as general economic, market, political, or pandemic conditions, could reduce the market price of shares of our Series 1 common stock regardless of our operating performance.

Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including: variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies, speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments, the announcement of any acquisitions we make and our ability to realize the expected benefits of any such acquisition, including our acquisitions of Feedonomics and B2B Ninja, the impact of the COVID-19 pandemic on our employees, partners, customers, and operating results, and adverse publicity about the industries we participate in or individual scandals. In response, the market price of shares of our Series 1 common stock could decrease significantly.

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

We have funded our operations since inception primarily through equity financings, debt (including convertible debt instruments), and payments by our customers for use of our platform and related services. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

On September 14, 2021, we issued $345.0 million in aggregate principal amount of our 0.25% Convertible Notes (the “Convertible Notes”). Our ability to service our obligations under the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets or obtaining debt financing or equity capital on terms that may be onerous or highly dilutive.  Furthermore, our existing indebtedness may limit our ability to incur additional indebtedness on favorable terms or at all.

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

As of December 31, 2021, our directors, executive officers, and current beneficial owners of 5% or more of our voting securities and their respective affiliates beneficially own, in the aggregate, approximately 29.7% of our outstanding Series 1 common stock. This significant concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, this stockholder will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

We are no longer an “emerging growth company” and are therefore subject to the auditor attestation requirement in the assessment of our internal controls over financial reporting and certain other increased disclosure and governance requirements.

As of December 31, 2021, we lost our status as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As a result, we are no longer able to take advantage of certain exemptions from various reporting requirements. Therefore, we are now subject to certain requirements that apply to other public companies that did not previously apply to us, due to our previous status as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirement in the assessment of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;
•	compliance with any new rules that may be adopted by the Public Company Accounting Oversight Board;
•	full disclosure regarding executive compensation required of larger public companies; and
•	compliance with the requirement of holding a nonbinding advisory vote on executive compensation and obtaining shareholder approval of any golden parachute payments not previously approved.

Failure to comply with these requirements could subject us to enforcement actions by the SEC, divert management’s attention, damage our reputation, and adversely affect our business, results of operations, or financial condition. In particular, if our independent registered public accounting firm is not able to render the required attestation, it could result in a loss of investor confidence in the accuracy, reliability, and completeness of our financial reports. We expect that the loss of “emerging growth company” status and compliance with these additional requirements will require management to expend additional time while also condensing the time frame available to comply with certain requirements, which may further increase our legal and financial compliance costs.

We have identified a material weakness in our internal controls over financial reporting related to information technology general controls (“ITGCs”). If our remedial measures are insufficient to address the material weakness or one or more additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our ability to report financial information timely and accurately could be adversely affected. Any such occurrence could harm our business and cause investors to lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may decline

Internal controls related to our information technology systems are critical to maintaining adequate internal controls over financial reporting that provide reasonable assurance with respect to our financial reports. As disclosed in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, in the process of assessing our internal controls over financial reporting, management identified deficiencies in internal controls related to ITGCs in the area of IT program change management that resulted in a material weakness.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that our internal control over ITGCs was not effective as of December 31, 2021. As described in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, we are implementing additional controls intended to remediate the material weakness.

There can be no assurance that our remediation efforts will be successful. If we are unable to remediate the material weakness timely and sufficiently or are otherwise unable to maintain effective internal controls over financial reporting, our ability to report financial information timely and accurately could be adversely affected we may fail to meet our reporting requirements and, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, our business may be harmed, and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the SEC.

Increases in interest rates may cause the market price of our common stock to decline.

Interest rates are at or near record lows. Increases in interest rates may cause a corresponding decline in demand for equity investments. Any such increase in interest rates or reduction in demand for our common stock resulting from other relatively more attractive investment opportunities may cause the market price of our common stock to decline.

If securities or industry analysts do not publish research or reports about our business or publish negative reports, the market price of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If regular publication of research reports ceases, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover us downgrades our common stock or if our reporting results do not meet their expectations, the market price of our common stock could decline.

You will be diluted by the future issuance of common stock, preferred stock or securities convertible into common or preferred stock, in connection with our incentive plans, acquisitions, capital raises or otherwise. Additionally, we currently have significant numbers of securities outstanding that may be exercisable for our common stock, which may result in significant dilution and downward pressure on our stock price.

As of December 31, 2021, we had 72,311,329 shares of Series 1 common stock and no shares of Series 2 common stock outstanding. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

Holders of our Series 1 common stock may be subject to further dilution upon issuance of the shares reserved under our 2020 Plan and Employee Stock Purchase Plan.

In addition, the Convertible Notes we issued on September 14, 2021 may be converted into shares of our Series 1 common stock at certain times and in certain circumstances. The potential future issuances of such shares could result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our Series 1 common stock available for purchase in the market to exceed the purchase demand for our Series 1 common stock. Such supply in excess of demand could cause the market price of our Series 1 common stock to decline.

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

If we, our officers, directors, or the investors prior to our initial public offering (“IPO”), or pre-IPO investors, sell additional shares of our common stock, the market price of our common stock could decline.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. All of the outstanding shares of our common stock, are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with volume, manner of sale, and other limitations under Rule 144. In addition, we have outstanding stock options and restricted stock units that could result in the issuance of additional shares of common stock under our 2020 Plan and we expect to grant future equity awards to employees, directors and consultants under our 2020 Plan and Employee Stock Purchase Plan.  Subject to the satisfaction of applicable vesting requirements and the limitations under Rule 144 that are applicable to shares held by our affiliates, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.

Certain pre-IPO investors have the right, subject to certain exceptions and conditions, to require us to register their shares of common stock under the Securities Act, and they have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

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

We intend to continue to expand our international operations. Our expansion will continue to place a significant strain on our managerial, administrative, financial, and other resources. If we are unable to manage our growth successfully, our business and results of operations could suffer.

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

Our business has experienced significant growth and is complex. We expect this growth to continue and for our operations to become increasingly complex. To manage this growth, we continue to make substantial investments to improve our operational, financial, and management controls as well as our reporting systems and procedures. We may not be able to implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or individually negotiated provisions as the number of transactions continues to grow. Our systems and processes may not prevent or detect all errors, omissions, or fraud. We may have difficulty managing improvements to our systems, processes and controls or in connection with third-party software. This could impair our ability to provide our platform to our customers, causing us to lose customers, limiting our platform to less significant updates, or increasing our technical support costs. If we are unable to manage this complexity, our business, operations, operating results and financial condition may suffer.

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

Our success depends largely upon the continued services of our executive officers. We rely on our leadership team for research and development, marketing, sales, services, and general and administrative functions, and on mission-critical individual contributors. From time to time, our executive management team may change from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees (including any limitation on the performance of their duties or short term or long-term absences as a result of COVID-19, or otherwise) could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced software engineers and senior sales executives. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. Extended stay-at-home, business closure, and other restrictive orders may impact our ability to identify, hire, and train new personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or BigCommerce have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.

If we are unable to maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we grow and develop our infrastructure as a public company, our operations may become increasingly complex. We may find it difficult to maintain these important aspects of our corporate culture. Perpetuation of hybrid-in office and remote work may impact our ability to preserve our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel, and to effectively focus on and pursue our corporate objectives.

Unfavorable conditions in our industry or the global economy, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our platform. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, Australia, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on IT and negatively affect our business. In particular, given our investment in our development capabilities in Ukraine, political turmoil, warfare, or terrorist attacks in Ukraine could negatively affect our business. Political and military events in Ukraine, including the ongoing tensions and intermittent warfare between Ukraine and Russia, poor relations between the U.S. and Russia, and sanctions by the international community against Russia or separatist areas of Ukraine may also have an adverse impact on our employees, customers, partners, and vendors. In turn, any of these may adversely impact our ability to grow our business and negatively affect our results of operations.

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

Operations at our strategic development center in Kyiv, Ukraine may be materially impacted as a result of the ongoing military action by Russia in Ukraine and our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy resulting from the conflict in Ukraine.

We operate a strategic development center in Ukraine where we currently employ 106 individuals. We have also invested significant resources in Ukraine over the last several years.  As a result, warfare, political turmoil or terrorist attacks in Ukraine could negatively affect our Ukrainian operations and our business.  In early 2022, in excess of 190,000 Russian military troops were reportedly massed on the Ukraine border and prepared to conduct a military operation in Ukraine.  On February 24, 2022, Russian troops invaded Ukraine.  Although the severity and duration of the ongoing military action are highly unpredictable, the conflict in Ukraine could materially disrupt our Ukrainian operations, increase our costs and may disrupt future planned development of capabilities in Ukraine.

In addition, Russia's prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions being levied by the United States, European Union and other countries against Russia, with additional potential sanctions threatened and/or proposed. Russia's military incursion and the resulting sanctions could adversely affect the global economy and financial markets and thus could affect our business, operations, operating results and financial condition as well as the price of our common stock. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this Annual Report on Form 10-K

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, global pandemics, data security breaches and terrorism may disrupt our business.

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

In addition, as computer malware, viruses, computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent, we face increased risk from these activities. These activities threaten the performance, reliability, security, and availability of our platform. Any computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, or other data security breaches to our systems could, among other things, harm our reputation and our ability to retain existing customers and attract new customers. Many companies that provide cloud-based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic. In addition, cybersecurity researchers anticipate an increase in cyberattack activity in connection with the Russian invasion of Ukraine.

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

We continue to expand our international operations and staff to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth into the international markets, and consider the functions, risks, and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Taxing authorities may challenge the pricing methodologies of our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties. This could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and significantly reformed the Code. The TCJA, among other things: includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future NOL carryforwards as described above, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a partially territorial system. Future guidance from the tax authorities may be published at any time and could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. The impact of this tax reform on holders of our Series 1 common stock is uncertain and could be adverse. Furthermore, the U.S. government may enact significant changes to the taxation of business entities including, among others, the imposition of minimum taxes or surtaxes on certain types of income.

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

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. embargoes or sanctions. The U.S government has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our platform from being exported in violation of these laws, including obtaining authorizations for our platform, performing geolocation IP blocking and screenings against U.S. and other lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

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

GAAP and related pronouncements, implementation guidelines, and interpretations apply to a wide range of matters that are relevant to our business, including revenue recognition, stock-based compensation, and deferred commissions. These matters are complex and involve subjective assumptions, estimates, and judgments by our management. Changes in GAAP, these accounting pronouncements or their interpretation or changes in underlying assumptions, estimates, or judgments by our management, the Financial Accounting Standards Board (“FASB”), the SEC, and others could significantly change our reported or expected financial performance, which could impact the market price for our common stock.

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

In accordance with ASU 2020-06, the Convertible Notes we issued are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense that we recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported income.

In addition, the shares underlying the Convertible Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

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

These provisions of our amended and restated certificate of incorporation and amended and restated bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future, which could reduce the market price of our common stock.

The provision of our amended and restated certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware be the sole and exclusive forum for: any derivative action or proceeding brought on behalf of our company, any action asserting a claim of breach of fiduciary duty owed by any director (including any director serving as a member of the Executive Committee), officer, agent or other employee or stockholder of our company to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the amended and restated certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. It further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum clauses described above shall not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Austin, Texas in two buildings located in the Four Points and Downtown regions under separate lease agreements. Pursuant to the Four Points lease, we lease approximately 70,682 square feet of office space under a lease agreement with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional two, five-year terms. Pursuant to the Downtown lease, we lease approximately 10,750 square feet of office space with an initial term that expires on March 31, 2023, with the option to extend the lease for an additional three-year term. We also lease office space in San Francisco, California; Sydney, Australia; and London, United Kingdom. We believe our current facilities will be adequate for our needs for the current term.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Series 1 common stock has been listed on the Nasdaq Global Select Market under the symbol “BIGC” since August 5, 2020. Prior to that date, there was no public trading market for our Series 1 common stock. As of December 31, 2021, we had 196 holders of record of our Series 1 common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street names by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Sales of Unregistered Securities

Unregistered Sales of Equity Securities

On November 12, 2021, we issued 34,816 shares of our Series 1 common stock in connection with the acquisition of Quote Ninja, Inc. and registered those shares on February 10, 2022.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 5, 2020 (our first day of trading) and December 31, 2021, with the cumulative total return of (i) the S&P 500 Index and (ii) the NASDAQ Computer Index. This graph assumes the investment of $100 on August 5, 2020, our first day of trading, in our common stock at the closing price of $72.27 per share, the S&P 500 Index and the NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Issuer Purchases of Equity Securities

(in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or program
January 1-31, 2021	—	$-	—	—
February 1-28, 2021	2	$3.61	—	—
March 1-31, 2021	—	$-	—	—
April 1-30, 2021	1	$3.18	—	—
May 1-31, 2021	9	$5.52	—	—
June 1-30, 2021	—	$-	—	—
July 1-31, 2021	1	$5.99	—	—
August 1-31, 2021	—	$-	—	—
September 1-30, 2021	—	$-	—	—
October 1-31, 2021	—	$-	—	—
November 1-30, 2021	—	$-	—	—
December 1-31, 2021	—	$-	—	—
Total	13	$4.98	$—	$—

Item 6. Reserved

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings.  We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. Our strategy is to provide the world’s best combination of freedom of choice and flexibility in a multi-tenant SaaS platform. We describe this strategy as “Open SaaS.” As of December 31, 2021, we served approximately 60,000 online stores and 12,754 accounts with greater than $2,000 in annual contract value.

We provide a comprehensive platform for launching and scaling an ecommerce operation, including store design, catalog management, hosting, checkout, order management, reporting, and pre-integration into third-party services like payments, shipping, and accounting. All our stores run on a single code base and share a global, multi-tenant architecture purpose built for security, high performance, and innovation. Our platform serves stores in a wide variety of sizes, product categories, and purchase types, including B2C and B2B. Our customers include Avery Dennison, Ben & Jerry’s, Molton Brown, Burrow, SC Johnson, SkullCandy, SoloStove and Vodafone.

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

Our differentiated Open SaaS technology approach combines the flexibility and customization potential of open source software with the performance, security, usability, and value benefits of multi-tenant SaaS. This combination helps businesses turn digital transformation into competitive advantage. While some software conglomerate providers attempt to lock customers into their proprietary suites, we focus on the configurability and flexibility of our open platform, enabling each business to optimize their ecommerce approach based on their specific needs.

Partners are essential to our open strategy. We believe we possess one of the deepest and broadest ecosystems of integrated technology solutions in the ecommerce industry. We strategically partner with, rather than compete against, the leading providers in adjacent categories, including payments, shipping, POS, CMS, CRM, and ERP. We focus our research and development investments in our core product to create a best-of-breed ecommerce platform and co-market and co-sell with our strategic technology partners to our mutual prospects and customers. As a result, we earn high-margin revenue share from a subset of our strategic technology partners, which complements the high gross margin of our core ecommerce platform.

Our business has achieved significant growth since our inception. We had total revenues of $219.9 million, $152.4 million and $112.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. We plan to continue to invest in our “Open SaaS” strategy, building new partnerships and continuing to develop a platform that offers best-of-breed functionality with the cost-effectiveness of multi-tenant SaaS. As we work to develop and deliver this platform for our customers, we will also invest and grow our business by acquiring additional customers to our platform, growing our revenue with existing customers, cross-selling owned and partner solutions to existing customers, expanding our presence in new segments and geographies, and considering targeted acquisitions that can enhance our service to customers.

On July 23, 2021, we entered into an asset purchase agreement to acquire substantially all the assets and liabilities of Feedonomics LLC. Purchase consideration consisted of approximately $146.1 million with $81.1 million paid upon closing and up to $65.0 million in two annual installments of up to $32.5 million each to be paid upon each of the first and second anniversaries of closing or upon the earlier achievement of certain milestones. The anniversary payments may be paid in shares of our Series 1 common stock or cash based on our discretion.

On September 14, 2021, we issued the Convertible Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The initial conversion price of the Convertible Notes represented a premium of approximately 37.5% over the closing price of our common stock on September 9, 2021, the date the Convertible Notes offering was priced. The net proceeds from the sale of the Convertible Notes were $335.0 million after deducting the offering expenses. The Convertible Notes will mature on October 1, 2026, unless earlier converted, redeemed or repurchased.

We used $35.6 million of net proceeds from the Convertible Notes offering to enter into separate capped call instruments (“2021 Capped Call Transactions”) with certain financial institutions. The 2021 Capped Call Transactions effectively limit the premium for conversion of the 2021 Notes to 100% and are generally expected to reduce potential dilution to our stockholders upon any conversion of the Convertible Notes and/or offset any payments we make upon conversion.

Key factors affecting our performance

We believe our future performance will depend on many factors, including the following:

Continued growth of ecommerce domestically and globally

Ecommerce is rapidly transforming global B2C and B2B commerce. B2C ecommerce was nonexistent in the early-1990s and grew from approximately 10% of all global retail spending in 2017 to 18% in 2020, according to eMarketer. eMarketer estimates that by 2025, retail ecommerce sales will comprise 24% of worldwide total retail sales. The rapid growth in ecommerce is prompting companies to adopt ecommerce platforms like BigCommerce to create compelling branded ecommerce stores and power cross-channel connections to online marketplaces, social networks, and offline POS systems.

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

•

B2B. As of December 31, 2021, approximately 19% of our customers use BigCommerce primarily for B2B sales. In many cases, these customers’ needs are met using our native functionality, including B2B features like customer groups and price lists. In other cases, these customers complement BigCommerce with purpose-built B2B extensions and applications in the BigCommerce Apps Marketplace. Over time, we intend to add more B2B functionality to both the BigCommerce Apps Marketplace and our native feature set.

•

Large enterprise. Increasingly, we are successfully competing for large enterprise sites selling more than $50 million annually online, with our Enterprise plan product feature set, along with our sales, marketing, solutioning, and service capabilities.

•

Omnichannel. This is the ability for merchants to conduct commerce anywhere shoppers are - online and offline. This includes shopping through a merchant’s branded ecommerce store or through online marketplaces and social commerce channels such as Google, Meta (Facebook and Instagram), TikTok, Amazon, Walmart, eBay, Wish and Mercado Libre. Merchants’ product data is made available and may be optimized for these commerce and related advertising channels through BigCommerce and Feedonomics’ product and service offerings. According to eMarketer, US ecommerce and ad channel spending was approximately $19 billion in 2020, representing 12% of digital ad spending. This is expected to grow to more than $41 billion and 15% of digital ad spending by 2024. US retail marketplace ecommerce sales topped $270 billion in 2020, representing 34% of total ecommerce sales. This is expected to grow to more than $420 billion by 2023. BigCommerce and Feedonomics enable merchants to improve and optimize omnichannel shopping and advertising, helping bolster their sales growth.

Efficient acquisition of new customers

The growth of our customer base is important to our continued revenue growth. We believe we are positioned to grow significantly through a combination of our own marketing and sales initiatives, customer referrals from our agency and technology partners, and word-of-mouth referrals from existing customers.

We measure the efficiency of new customer acquisition by comparing the lifetime value (“LTV”) of newly-acquired customers to the customer acquisition costs (“CAC”) of the associated time period to get an “LTV:CAC ratio.” We calculate LTV as gross profit from new sales during the four quarters of any given year divided by the estimated future subscription churn rate. We calculate CAC as total sales and marketing expense incurred during the associated preceding four quarters. New SMB, Mid-Market and Enterprise customers were added at an estimated LTV to CAC ratio of 4.9:1 for the years ended December 31, 2021 and 2020.

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

We opened our first European office in London, UK in 2018 and expanded it throughout 2021 and 2020, resulting in a 68% revenue growth rate in EMEA for the years ended December 31, 2021 and 2020. We expanded our existing sales and marketing team in Sydney, Australia, resulting in a 52% and 38% revenue growth rate in APAC for the years ended December 31, 2021 and 2020, respectively. We advanced our international expansion strategy in 2021 through the launch of new country-specific websites in France, Italy, the Netherlands, and more recently in Mexico, Germany and Spain. We plan to formally launch in the Nordic countries and South America and expand further in the DACH region in late 2022 as well. We continue to invest in our global presence and in offering native language web experiences that further strengthen our ability to connect more directly with prospects and customers in each region.

Evolution of our technology partner ecosystem

A key part of our strategy is to build a thriving technology partner ecosystem. We focus on collaborating with, not competing against, partners in our ecosystems. This strategy contrasts with our largest competitors, who operate software stacks with multiple vertically integrated adjacent services that potentially compete with offerings from technology partners in their ecosystems. Our customers benefit from the expertise and best-of-breed offerings of our partners, the flexibility to choose without penalty the best offerings for their needs, and the tailored programs developed with our strategic partners. Through significant investment, we have developed a marketplace of integrated application and technology solutions that is one of the largest of any ecommerce platform. Our partners currently offer more than 1100 pre-built applications and integrations spanning major categories relevant to ecommerce, including shipping, tax, accounting and ERP, marketing, fulfillment, cross-channel commerce, and POS systems, with additional applications and integrations for merchandising, locations, and payments. We intend to grow partner-sourced revenue by expanding the value and scope of existing partnerships, selling and marketing partner solutions to our customer base, and acquiring and cultivating new, high-value relationships. Partner referrals of customers are increasingly becoming an efficient customer acquisition strategy for us as we expand our programs for cross-marketing and cross-selling with our partners.

Realizing operating leverage from our investments

We have made significant investments in our SaaS platform and our global infrastructure, which we believe will yield future operating leverage and profit margin expansion. Research and development has historically been one of our largest operating expense categories. By expanding our lower-cost engineering center in Kyiv, Ukraine, we are increasing development capacity while also driving leverage in engineering cost as a percentage of total revenue. In addition, we believe we will achieve operating leverage in marketing by continuing to emphasize lower-cost inbound techniques and growth in customer referrals from our technology and agency partners, especially as our revenue mix continues to shift to our enterprise plans. While we may see changes in margins from one period to another based on our relative pace of expansion and the associated level of investments required, we believe we will be able to run our business more efficiently as we continue to grow our revenue and gain further operating leverage as we scale.

Duration and durability of COVID-19’s impact on partner and services revenue

Ecommerce sales in our major markets have increased significantly due to the impact on physical stores and behavioral changes associated with social distancing. This increase in sales has bolstered our partner and services revenue, driven predominantly by increases in our partner revenue share streams. We anticipate that our performance will be affected by the duration of COVID-19’s impact on physical stores and consumer preferences and the resulting increase in ecommerce sales. Additionally, we expect the widespread availability of treatment options to impact the trend toward ecommerce, which, in turn, may have a significant impact on our performance. While we believe we are well-positioned to continue to benefit from the macro-economic shift to ecommerce that COVID-19 has accelerated, the impact of COVID-19 on our business, including with respect to customer demand, is becoming more difficult to isolate or quantify.  It is not possible to determine the duration and scope of the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, supply chain disruptions, and labor availability and costs, or the impact of other indirect factors that may be attributable to the pandemic, and the extent to which these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.

Key business metrics

We review the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue. We have included the activity of Feedonomics in our key business metrics from the acquisition date of July 23, 2021 through December 31, 2021.  Our key business metrics, such as annual revenue run-rate, average revenue per account and others are calculated as of the end of the last month of the reporting period. We have excluded any activity pertaining to Feedonomics from our key business metrics for all periods presented that precede its acquisition. As a result, year over year or quarter over quarter metrics will not include Feedonomics’ impact in the base period. Period over period results will be fully comparable after the one-year anniversary of the acquisition.

Annual revenue run-rate

We calculate annual revenue run-rate (“ARR”) at the end of each month as the sum of: (1) contractual monthly recurring revenue at the end of the period, which includes platform subscription fees, invoiced growth adjustments, product feed management subscription fees, recurring professional services revenue, and other recurring revenue, multiplied by twelve to prospectively annualize recurring revenue, and (2) the sum of the trailing twelve-month non-recurring and variable revenue, which includes one-time partner integrations, one-time fees, payments revenue share, and any other revenue that is non-recurring and variable.

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

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of March 31, 2021 includes all subscription solutions and professional services billed between January 1, 2021 and March 31, 2021. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

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

The chart below illustrates certain of our key business metrics as of the period ended.

	2021	2020	2019
Total ARR (in thousands)	$268,665	$181,166	$128,522
Accounts with ACV greater than $2,000	12,754	10,184	9,090
% of Total ARR attributable to accounts with ACV greater than $2,000	88%	82%	78%
ARPA attributable to accounts with ACV greater than $2,000	$18,598	$14,615	$11,098
ARR attributable to Enterprise Accounts (in thousands)	$172,858	$100,771	$66,734
% of Total ARR attributable to Enterprise Accounts	64%	56%	52%

Net revenue retention

We use net revenue retention (“NRR”) to evaluate our ability to maintain and expand our revenue with our account base of customers exceeding the ACV threshold over time. The total billings and allocated partner revenue, where applicable, for the measured period are divided by the total billings and allocated partner revenue for such accounts, corresponding to the period one year prior. An NRR greater than 100% implies positive net revenue retention. This methodology includes stores added to or subtracted from an account’s subscription during the previous twelve months. It also includes changes to subscription and partner and services revenue billings, and revenue reductions from stores or accounts that leave the platform during the previous one-year period. Net new accounts added after the previous one-year period are excluded from our NRR calculations. NRR for accounts with ACV greater than $2,000 was 116% and 113% for the years ended December 31, 2021 and 2020, respectively. We update our reported NRR at the end of each fiscal year and do not report quarterly changes in NRR.

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

Subsequent to our acquisition of Feedonomics on July 23, 2021, subscription revenue also includes revenue from Feedonomics. Through Feedonomics, BigCommerce provides feed management solutions under service contracts which are generally one year or less and, in many cases, month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising) and are billed monthly in arrears.

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

Cost of revenue

Cost of revenue consists primarily of: (1) personnel-related costs (including stock-based compensation expense) for our customer success teams, (2) costs that are directly related to hosting and maintaining our platform, (3) fees for processing customer payments, and (4) the allocation of overhead costs. We expect that cost of revenue will increase in absolute dollars, but may fluctuate as a percentage of total revenue from period to period as our mix between business lines change and we build out additional localized support as we expand internationally. With our acquisition of Feedonomics on July 23, 2021, cost of revenue also includes personnel and other costs related to feed management along with other customer support personnel.

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

We believe delivering new functionality is critical to attracting new customers and enhancing the success of existing customers. We expect to continue to make substantial investments in research and development. We expect our research and development expenses to increase in absolute dollars, but decrease as a percentage of total revenue over time, as we continue to leverage and expand our engineering center in Kyiv, Ukraine and other lower-cost international locations. We expense research and development expenses as incurred.

General and administrative

General and administrative expenses consist primarily of: (1) personnel-related expenses (including stock-based compensation expense) for finance, legal and compliance, human resources, and IT, (2) external professional services, and (3) allocated overhead costs. We incur additional general and administrative expenses as a result of operating as a public company and have increased the size of our general and administrative functions to support the growth of our business. As a result, we expect that general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

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

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Revenue	$219,855	$152,368	$112,103
Cost of revenue(1)	48,479	34,126	27,023
Gross profit	171,376	118,242	85,080
Operating expenses:
Sales and marketing(1)	99,350	72,470	60,740
Research and development(1)	64,547	48,332	43,123
General and administrative(1)	56,839	36,137	22,204
Acquisition related expenses	23,299	-	-
Amortization of intangible assets	3,284	-	-
Total operating expenses	247,319	156,939	126,067
Loss from operations	(75,943)	(38,697)	(40,987)
Interest income	130	31	245
Interest expense	(828)	(3,103)	(1,612)
Change in fair value of financial instrument	-	4,413	-
Other expense	(70)	(179)	(208)
Loss before provision for income taxes	(76,711)	(37,535)	(42,562)
Provision for income taxes	(34)	25	28
Net loss	$(76,677)	$(37,560)	$(42,590)

(1)	Includes stock-based compensation expense as follows:
	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	2,055	769	191
Sales and marketing	7,761	3,310	838
Research and development	5,901	2,500	666
General and administrative	9,707	4,479	1,461
Total stock-based compensation expense	$25,424	$11,058	$3,156

(1)	Includes depreciation and amortization as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$847	$958	$716
Sales and marketing	876	902	730
Research and development	506	609	614
General and administrative	638	615	509
Total depreciation and amortization expense	$2,867	$3,084	$2,569

Revenue by geographic region

The composition of our revenue by geographic region during the years ended December 31, 2021 and 2020, and years ended December 31, 2020 and 2019 were as follows:

	Year ended December 31,		Change		Year ended December 31,		Change
	2021	2020	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Americas—U.S.	$169,737	$120,934	$48,803	40.4	$120,934	$91,057	$29,877	32.8
Americas—other	8,559	5,371	3,188	59.4	5,371	3,761	1,610	42.8
EMEA	20,783	12,396	8,387	67.7	12,396	7,370	5,026	68.2
APAC	20,776	13,667	7,109	52.0	13,667	9,915	3,752	37.8
Total Revenue	$219,855	$152,368	$67,487	44.3	$152,368	$112,103	$40,265	35.9

Comparison of years ended December 31, 2021 and 2020, and the years ended December 31, 2020 and 2019

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Year ended December 31,		Change		Year ended December 31,		Change
	2021	2020	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Subscription solutions	$154,933	$103,706	$51,227	49.4	$103,706	$82,689	$21,017	25.4
Partner and services	64,922	48,662	16,260	33.4	48,662	29,414	19,248	65.4
Total revenue	$219,855	$152,368	$67,487	44.3	$152,368	$112,103	$40,265	35.9

Revenue increased $67.5 million, or 44.3%, to $219.9 million for the year ended December 31, 2021 from $152.4 million for the year ended December 31, 2020, as a result of increases in both subscription solutions and partner and services revenue as well as revenue pertaining to the acquisition of Feedonomics. Subscription solutions revenue increased $51.2 million, or 49.4%, to $154.9 million for the year ended December 31, 2021 from $103.7 million for the year ended December 31, 2020, primarily due to the increase in mid-market and large enterprise customers and our international expansion efforts. Feedonomics contributed $14.4 million in subscription revenue for the year ended December 31, 2021. Partner and services revenue increased $16.3 million, or 33.4%, to $65.0 million for the year ended December 31, 2021 from $48.7 million for the year ended December 31, 2020, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

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

Cost of revenue, gross profit, and gross margin

The following table presents our cost of revenue, gross profit, and gross margin for each of the periods indicated:

	Year ended December 31,		Change		Year ended December 31,		Change
	2021	2020	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$48,479	$34,126	$14,353	42.1	$34,126	$27,023	$7,103	26.3
Gross profit	$171,376	$118,242	$53,134	44.9	$118,242	$85,080	$33,162	39.0
Gross margin	77.9%	77.6%		0.3%	77.6%	75.9%		1.7%

Cost of revenue increased $14.4 million, or 42.1%, to $48.5 million for the year ended December 31, 2021 from $34.1 million for the year ended December 31, 2020, primarily as a result of higher hosting costs of $1.6 million as a result of increased transactions processed and increases in personnel-related costs of $7.2 million, including stock-based compensation expense, for personnel involved in providing customer support and professional services and Feedonomics related expenses of $5.5 million. Gross margin increased to 77.9% during 2021 from 77.6% during 2020.

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

Operating expenses

The following tables present our operating expenses for each of the periods indicated:

Sales and marketing

	Year ended December 31,		Change		Year ended December 31,		Change
	2021	2020	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$99,350	$72,470	$26,880	37.1%	$72,470	$60,740	$11,730	19.3%
Percentage of revenue	45.2%	47.6%		(2.4)%	47.6%	54.2%		(6.6)%

Sales and marketing expenses increased $26.9 million, or 37.1%, to $99.4 million for the year ended December 31, 2021 from $72.5 million for the year ended December 31, 2020, primarily due to an increase of $12.9 million in personnel-related costs, including stock-based compensation expense, for personnel engaged in acquiring new customers and marketing our products and services. The increase was also attributable to $10.1 million in additional marketing spend to support revenue growth coupled with $3.3 million in sales and marketing spending attributable to the acquisition of Feedonomics.

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

Research and development

	Year ended December 31,		Change		Year ended December 31,		Change
	2021	2020	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$64,547	$48,332	$16,215	33.5%	$48,332	$43,123	$5,209	12.1%
Percentage of revenue	29.4%	31.7%		(2.3)%	31.7%	38.5%		(6.8)%

Research and development expenses increased $16.2 million, or 33.5%, to $64.5 million for the year ended December 31, 2021 from $48.3 million for the year ended December 31, 2020, primarily due to higher staffing costs of $9.2 million, including stock-based compensation and bonuses, additional spend to support engineering projects of $2.6 million, and expenses related to the acquisition of Feedonomics of $4.1 million; however, these expenses declined as a percentage of revenue.

Research and development expenses increased $5.2 million, or 12.1%, to $48.3 million for the year ended December 31, 2020 from $43.1 million for the year ended December 31, 2019, primarily due to higher staffing costs of $5.4 million including stock-based compensation and bonuses.

General and administrative

	Year ended December 31,		Change		Year ended December 31,		Change
	2021	2020	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$56,839	$36,137	$20,702	57.3%	$36,137	$22,204	$13,933	62.7%
Percentage of revenue	25.9%	23.7%		2.2%	23.7%	19.8%		3.9%

General and administrative expenses increased $20.7 million, or 57.3%, to $56.8 million for the year ended December 31, 2021 from $36.1 million for the year ended December 31, 2020. The increase was primarily due to an increase of $10.5 million in personnel-related expense, including stock-based compensation expense, fees associated with operating as a public company of $6.0 million, equipment related costs for personnel of $2.2 million and expenses related to the acquisition of Feedonomics of $1.4 million.

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

Acquisition related expenses

Acquisition related expense was $23.3 million for the year ended December 31, 2021 primarily as a result of acquisition related compensation in conjunction with our business combination.

Interest income

Interest income was insignificant for the years ended December 31, 2021 and 2020.

Interest expense

Interest expense decreased $2.3 million, or 73.3%, to $0.8 million for the year ended December 31, 2021 from $3.1 million for year ended December 31, 2020, primarily as a result of paying down our lines of credit.

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

Other expense

Other expense was insignificant in the years ended December 31, 2021, 2020 and 2019.

Provision for income taxes

           Our provision for income taxes was insignificant in the years ended December 31, 2021, 2020 and 2019.

Liquidity and capital resources

We have incurred losses since our inception and anticipate continuing to generate negative operating cash flow, however we believe we have sufficient cash and cash equivalents and marketable securities to continue to fund operations. During the year ended December 31, 2021, we issued approximately $335.0 million in convertible debt, net of offering costs and used $35.6 million of the proceeds to enter into capped call transactions.

Our operational short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. Additionally, $81.1 million of cash was used to pay for our acquisition of Feedonomics on July 23, 2021. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, the timing of new product introductions, and the continued impact of the COVID-19 pandemic on the global economy and our business, financial condition, and results of operations.

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. In particular, our acquisition of Feedonomics also requires up to $65.0 million in two annual installments of up to $32.5 million each, within ten business days after the first and second anniversary dates of the acquisition, or the earlier achievement of certain product and financial milestones. We may elect, in our sole discretion, to make these post-closing payments partially or entirely in cash or shares of BigCommerce Series 1 common stock. If we choose to issue stock to settle these payments, we will be required to register these shares with the Securities and Exchange Commission. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Year ended December 31,
	2021	2020	2019
		(in thousands)
Net cash used in operating activities	$(40,300)	$(26,529)	$(39,969)
Net cash (used in) provided by investing activities	$(186,877)	$(1,964)	$17,871
Net cash provided by financing activities	$305,274	$239,950	$17,351

As of December 31, 2021, we had $401.0 million in cash, cash equivalents, restricted cash, and marketable securities, an increase of $180.4 million compared to $220.6 million for the year ended December 31, 2020. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.1 million and $1.2 million at December 31, 2021 and December 31, 2020, respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $102.3 million at December 31, 2021, consists of investments in debt securities. There were no marketable securities at December 31, 2020. We maintain cash account balances in excess of FDIC-insured limits.

Operating activities

Net cash used in operating activities for the years ended December 31, 2021, 2020 and 2019 was $40.3 million, $26.5 million and $40.0 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, debt discount amortization, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the year ended December 31, 2021 was $186.9 million. It consisted primarily of the cash paid for an acquisition of $81.1 million, the purchases of marketable securities of $107.0 million and the purchases of property and equipment of $3.3 million, partially offset by the maturity of marketable securities of $4.5 million.

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

Financing activities

Net cash provided by financing activities during the year ended December 31, 2021 was $305.3 million. In the year ended December 31, 2021, $345.0 million was provided by the issuance of the Convertible Notes and the issuance of shares of Series 1 common stock pursuant to the exercise of stock options provided $5.9 million, partially offset by the purchase of capped calls of $35.6 million and the payment of debt issuance costs of $10.0 million.

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

Indebtedness

2021 Convertible senior notes

In September 2021, we issued $345,000,000 principal amount of 0.25% Convertible Senior Notes due 2026 (the “Convertible Notes”). The Convertible Notes were issued pursuant to, and are governed by, an indenture (the “Convertible Notes Indenture”), dated as of September 14, 2021, between us and U.S. Bank National Association, as trustee.

The Convertible Notes are our senior, unsecured obligations and are (i) equal in right of payment with our future senior, unsecured indebtedness; (ii) senior in right of payment to our future indebtedness that is expressly subordinated to the Convertible Notes in right of payment; (iii) effectively subordinated to our future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.

The Convertible Notes accrue interest at a rate of 0.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Convertible Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before July 1, 2026, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after July 1, 2026, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate was 13.6783 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $73.11 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

We may not redeem the Convertible Notes at our option at any time before October 7, 2024. The Convertible Notes will be redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the Convertible Notes Indenture)), at our option at any time, and from time to time, on or after October 7, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. The redemption price will be a cash amount equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the Partial Redemption Limitation, we may not elect to redeem less than all of the outstanding Convertible Notes unless at least $150.0 million aggregate principal amount of Convertible Notes are outstanding and not subject to redemption as of the time we send the related redemption notice.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require us to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving us and certain de-listing events with respect to our common stock.

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Convertible Notes Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the Convertible Notes Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the Convertible Notes Indenture relating to our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of us and our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the Convertible Notes Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Convertible Notes Indenture; (v) certain defaults by us or any of our significant subsidiaries with respect to indebtedness for borrowed money of at least $65,000,000; and (vi) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us (and not solely with respect to a significant subsidiary of us) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the trustee, by notice to us, or noteholders of at least 25% of the aggregate principal amount of Convertible Notes then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the Convertible Notes Indenture consists exclusively of the right of the noteholders to receive special interest on the Convertible Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Convertible Notes.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021 or as of December 31, 2020.

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

Partner and services revenue is derived from: (1) revenue-sharing arrangements, (2) technology integrations, (3) partner marketing and promotion, and (4) non-recurring professional services. We recognize revenue on a net basis from revenue-sharing arrangements when the underlying transaction occurs. We recognize revenue from technology integration fees ratably over the contractual term because technology integration and platform access are deemed to be a single performance obligation. Revenue from partner marketing and promotion and non-recurring professional services is recognized as the service is performed. Subsequent to our acquisition of Feedonomics on July 23, 2021, subscription revenue also includes revenue from Feedonomics. We recognize revenue from Feedonomics’ technology platform and related services under service contracts which are generally one year or less, and in many cases month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising) and constitute a single combined performance obligation. Services are performed and fees are determined based on monthly usage and are billed in arrears.

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

Equity-based compensation

We measure stock-based compensation for stock options at fair value on the date of grant using the Black-Scholes option pricing model. We measure stock-based compensation for restricted stock units (RSUs) based on the fair market value of the common stock on the grant date. Compensation cost is recognized on a straight-line basis over the requisite service period. Stock compensation costs are reduced by the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

The Black-Scholes Option-pricing model requires the input of highly subjective assumptions, which determine the fair value of stock-based awards. These assumptions include:

•

Expected volatility - Since we have no significant trading history by which to determine the volatility of our stock price, we estimate volatility for option grants by evaluating the average historical volatility of peer group companies for the period immediately preceding the option grant.

•	Risk-free interest rate - The risk-free interest rate was based on the United States Treasury zero-coupon issues with remaining terms similar to the expected term of the options.
•

Dividend yield - We used an expected dividend yield of zero. We have never declared or paid any cash dividends on our common stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

•

Expected term - We elected to use the simplified method to compute the expected term. We have a limited history of exercise activity and our stock options meet the criteria of “plain-vanilla” options as defined by the SEC. The simplified method calculates the expected term by taking the average of the vesting term and the original contractual term of the awards.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. A one-eighth percent change in interest expense would have an annual impact of approximately $0.4 million on cash interest expense.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the year ended December 31, 2021 were transacted in U.S. dollars. As we expand our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, as we expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K, our management conducted an assessment of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2021 (under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)). Based on that assessment, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of control deficiencies in our information technology general controls (“ITGCs”) related to IT program change management that resulted in the material weakness described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management (under the supervision and with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment and those criteria, management believes that, as of December 31, 2021, our internal control over financial reporting was not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, management identified certain control deficiencies in the area of program change management that, when viewed in combination, aggregated to a material weakness. Specifically, management determined that we did not maintain effective controls over program change management for financially significant applications to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. As a result, the effective functioning of access management controls, process-level automation and IT-dependent controls could have been compromised, which could result in misstatements potentially impacting financial statement accounts and disclosures that would not be prevented or detected. The material weakness did not result in any financial statement modifications.

As permitted by the U.S. Securities and Exchange Commission staff guidance, we have excluded Feedonomics Holdings, LLC and Quote Ninja, Inc. (dba B2B Ninja) from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, because these businesses were acquired during 2021. The total assets and revenues of Feedonomics Holdings, LLC and Quote Ninja, Inc., both wholly-owned subsidiaries, represent 1.5% and 6.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Remediation plan

Management is taking actions to remediate the deficiencies that resulted in the material weakness and to improve the design and effectiveness of our ITGCs. The remediation actions include the following:

●	Reassessing the design of internal controls related to the change management process.
●	Expanding the management and governance over IT system controls.
●	Implementing additional controls specific to applications that manage and process IT program changes.

We are in the process of completing the remediation activities as of the date of this report and believe that upon completion, we will have strengthened our ITGCs to address and successfully remediated the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation activities as early as practicable in fiscal year 2022.

Changes in internal control over financial reporting

Except for the material weakness discussed above, which was identified during the quarter ended December 31, 2021, there have been no changes in our internal controls over financial reporting that occurred in the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

On February 28, 2022, our board of directors approved the 2022 Executive Bonus Plan (“2022 Bonus Plan”) for our executive officers to be effective for our fiscal year ending December 31, 2022.  Participants in the Bonus Plan will be determined by the compensation committee and will be eligible to earn cash bonuses through the achievement of individual or company performance targets to be established by the compensation committee.  The 2022 Bonus Plan provides for the payment of cash bonuses based upon achievement of such performance targets and payout formulas determined by the compensation committee.  To the extent earned, bonuses under the 2022 Bonus Plan will be paid in a single annual payout following completion of the fiscal year ending December 31, 2022.  The 2022 Bonus Plan is attached as Exhibit 10.17 to this Annual Report on Form 10-K and the terms thereof are incorporated by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated by reference.

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement by and among BigCommerce Holdings, Inc, BigCommerce Omni LLC, Feedonomics LLC, and certain other affiliated parties and significant equity holders of Feedonomics LLC, dated July 23, 2021	8-K	001-39423	2.1	July 23, 2021

3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-39423	3.1	August 7, 2020

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	8-K	001-39423	3.2	August 7, 2020

4.1	Indenture, dated September 14, 2021 between Registrant and U.S National Association	8-K	001-39423	4.1	September 15, 2021

4.2	Form of certificate representing the 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	September 15, 2021

10.1	Form of Capped Call Confirmation	8-K	001-39423	10.1	September 15, 2021

10.2	Fourth Amended and Restated Investor Rights Agreement, dated as of April 19, 2018	S-1	333-239838	10.1	July 13, 2020

10.3+	Form of Indemnification Agreement for Officers and Directors	S-1/A	333-239838	10.4	July 28, 2020

10.4+	BigCommerce Holdings, Inc. Amended and Restated 2013 Stock Plan	S-1	333-239838	10.5	July 13, 2020

10.5+	BigCommerce Holdings, Inc. 2020 Equity Incentive Plan	S-1/A	333-239838	10.6	July 28, 2020

10.6+	BigCommerce Holdings, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-239838	10.7	July 28, 2020

10.7+	Offer Letter dated May 29, 2015, by and between the Registrant and Brent Bellm	S-1	333-239838	10.12	July 13, 2020

10.8+	Amendment to Offer Letter dated February 12, 2019, by and between the Registrant and Brent Bellm	S-1	333-239838	10.13	July 13, 2020

10.9+	Offer Letter dated May 10, 2018, by and between the Registrant and Lisa Pearson	S-1	333-239838	10.14	July 13, 2020

10.10+	Offer Letter dated September 9, 2016, by and between the Registrant and Brian Dhatt	S-1	333-239838	10.15	July 13, 2020

10.11+	Amendment to Offer Letter dated February 2, 2017, by and between BigCommerce, Inc. and Brian Dhatt	S-1	333-239838	10.16	July 13, 2020

10.12*	Office Lease, dated November 20, 2012, by and between New TPG-Four Points, L.P. and BigCommerce, Inc.	S-1	333-239838	10.17	July 13, 2020

10.13*	First Amendment to Lease, dated February 5, 2018, by and between G&I VII Four Points LP and BigCommerce, Inc.	S-1	333-239838	10.18	July 13, 2020

10.14*	Second Amendment to Lease, dated October 4, 2018, by and between G&I VII Four Points LP and BigCommerce, Inc.	S-1	333-239838	10.19	July 13, 2020

10.15^	PayPal Commerce Platform Global Partner Agreement, dated January 1, 2020, by and among PayPal, Inc., PayPal Pte. Ltd, BigCommerce, Inc., BigCommerce Pty Ltd, BigCommerce UK Ltd, and BigCommerce Software Ireland Limited	S-1	333-239838	10.20	July 13, 2020

10.16+**	BigCommerce Holdings, Inc. 2022 Executive Bonus Plan

10.17+	BigCommerce Holdings, Inc, 2021 Executive Bonus Plan	10-K	001-39423	10.18	February 26, 2021

21.1**	List of Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in the Exhibit)

+	Indicates management contract or compensatory plan.
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

BIGCOMMERCE HOLDINGS, INC.

Date: March 1, 2022	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brent Bellm	President, Chief Executive Officer and Director	March 1, 2022
Brent Bellm	(Principal Executive Officer)

/s/ Robert Alvarez	Chief Financial Officer	March 1, 2022
Robert Alvarez	(Principal Financial Officer)

/s/ Thomas Aylor	Vice President, Accounting	March 1, 2022
Thomas Aylor	(Principal Accounting Officer)

/s/ Lawrence Bohn	Director	March 1, 2022
Lawrence Bohn

/s/ Donald E. Clarke	Director	March 1, 2022
Donald E. Clarke

/s/ John T. McDonald	Director	March 1, 2022
John T. McDonald

/s/ Steven Murray	Director	March 1, 2022
Steven Murray

/s/ Jeff Richards	Director	March 1, 2022
Jeff Richards

/s/ Ellen F. Siminoff	Director	March 1, 2022
Ellen F. Siminoff

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BigCommerce Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BigCommerce Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosure to which they relate.

Revenue Recognition
Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company's contracts with its technology solution partners often include multiple performance obligations. Judgment exists in determining which performance obligations are distinct and allocating consideration to each distinct performance obligation.

Auditing the Company's recognition of revenue related to its technology solution partners arrangements was complex because of the management judgments required in identifying distinct performance obligations and allocating consideration to the distinct performance obligations to meet the allocation objective.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, evaluating management’s revenue recognition policy which included the application of management’s judgment in the identification of distinct performance obligations and the allocation of consideration to each distinct performance obligation. In addition, we read executed contracts, inquired of management and operations personnel and reviewed other supporting documentation to understand the terms of the arrangement and evaluate the appropriateness of management’s application of the Company’s accounting policy.

Business Combinations
Description of the Matter

As described in Note 5 to the consolidated financial statements, on July 23, 2021, the Company acquired all of the outstanding equity of Feedonomics, LLC (Feedonomics), for total consideration of $81.1 million in cash. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Feedonomics was complex due to the significant estimation required by management in determining the fair value of the intangible assets, which primarily included developed technology and customer relationships, and given the Company’s limited history of acquisitions. The significant estimation was primarily due to the sensitivity of the respective fair values to underlying assumptions including projected revenue growth rates and customer attrition. These assumptions relate to the future performance of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the intangible assets, our audit procedures included, among others, evaluating the Company's use of the income approach (including the relief-from-royalty methods and multi-period excess earnings), and testing the significant assumptions used in the models, including the completeness and accuracy of the underlying data. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates. For example, we compared the forecasted results to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to historical results of the acquired business and to other guideline companies within the same industry. We also performed sensitivity analyses to evaluate the changes in fair value that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Austin, Texas

March 1, 2022

Report of independent registered public accounting firm

To the Shareholders and the Board of Directors of BigCommerce Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BigCommerce Holdings, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, BigCommerce Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Feedonomics LLC and Quote Ninja, Inc., which is included in the 2021 consolidated financial statements of the Company and constituted 1.5% and 0% of total assets and 4.5% and 0% of net assets, respectively, as of December 31, 2021 and 6.5% and 0% of revenues and 0% and 0% of net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Feedonomics LLC and Quote Ninja, Inc.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness related to information technology general controls in the area of program change management for the significant applications used in the preparation of the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BigCommerce Holdings, Inc. as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 1, 2022, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Austin, Texas

March 1, 2022

BigCommerce Holdings, Inc.

Consolidated balance sheets

(in thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$297,561	$219,447
Restricted cash	1,143	1,160
Marketable securities	102,315	—
Accounts receivable, net	39,806	22,894
Prepaid expenses and other assets	9,710	8,000
Deferred commissions	4,013	2,571
Total current assets	454,548	254,072
Property and equipment, net	7,429	7,122
Right-of-use-asset	9,515	11,842
Prepaid expenses, net of current portion	831	—
Deferred commissions, net of current portion	5,673	3,590
Intangible assets, net	35,032	—
Goodwill	42,432	—
Total assets	$555,460	$276,626
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,211	$5,788
Accrued liabilities	2,941	3,344
Deferred revenue	12,752	11,406
Current portion of operating lease liabilities	2,653	3,173
Other current liabilities	36,254	22,176
Total current liabilities	62,811	45,887
Deferred revenue, net of current portion	1,359	1,308
Long-term debt, net of current portion	335,537	—
Operating lease liabilities, net of current portion	10,217	12,672
Other long-term liabilities, net of current portion	7,248	—
Total liabilities	417,172	59,867
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock $0.0001 par value; 10,000 shares authorized at December 31, 2021 and December 31, 2020; 0 shares issued and outstanding at December 31, 2021 and 2020.	—	—
Common stock, $0.0001 par value; 500,000 shares Series 1 and, 5,051 shares Series 2 authorized at December 31, 2021 and December 31, 2020; 72,311, and 65,406 shares Series 1 issued and outstanding at December 31, 2021 and December 31, 2020, respectively, and 0 and 4,106 shares Series 2 issued and, outstanding at December 31, 2021, and December 31, 2020, respectively.	7	7
Additional paid-in capital	528,540	530,143
Accumulated other comprehensive loss	(191)	—
Accumulated deficit	(390,068)	(313,391)
Total stockholders’ equity	138,288	216,759
Total liabilities, convertible preferred stock, and stockholders’ equity	$555,460	$276,626

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated statements of operations

(in thousands, except per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenue	$219,855	$152,368	$112,103
Cost of revenue	48,479	34,126	27,023
Gross profit	171,376	118,242	85,080
Operating expenses:
Sales and marketing	99,350	72,470	60,740
Research and development	64,547	48,332	43,123
General and administrative	56,839	36,137	22,204
Acquisition related expenses	23,299	—	—
Amortization of intangible assets	3,284	—	—
Total operating expenses	247,319	156,939	126,067
Loss from operations	(75,943)	(38,697)	(40,987)
Interest income	130	31	245
Interest expense	(828)	(3,103)	(1,612)
Change in fair value of financial instruments	—	4,413	—
Other expense	(70)	(179)	(208)
Loss before provision for income taxes	(76,711)	(37,535)	(42,562)
Provision for income taxes	(34)	25	28
Net loss	(76,677)	(37,560)	(42,590)
Dividends and accretion of issuance costs on Series F preferred stock	$—	$(962)	$(7,308)
Net loss attributable to common stockholders	$(76,677)	$(38,522)	$(49,898)
Basic and diluted net loss per share attributable to common stockholders	$(1.08)	$(0.99)	$(2.80)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	70,933	39,092	17,834

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated statements of comprehensive loss

(in thousands)

	Year ended December 31,
	2021	2020	2019
Net loss	$(76,677)	$(37,560)	$(42,590)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(191)	—	14
Total comprehensive loss	$(76,868)	$(37,560)	$(42,576)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

(in thousands)

	Convertible preferred stock		Series 1 common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	102,030	216,446	17,445	$2	13,261	(224,725)	(14)	$(211,476)
Exercise of stock options	—	—	1,099	—	901	—	—	901
Stock-based compensation	—	—	—	—	3,156	—	—	3,156
Accumulated dividend—Series F	—	7,234	—	—	—	(7,234)	—	(7,234)
Accretion of Series F issuance costs	—	74	—	—	(74)	—	—	(74)
Unrealized loss on investments	—	—	—	—	—	—	14	14
Net loss	—	—	—	—	—	(42,590)	—	(42,590)
Balance at December 31, 2019	102,030	$223,754	18,544	$2	$17,244	$(274,549)	$—	$(257,303)
Exercise of stock options	—	—	2,015	—	3,151	—	—	3,151
Exercise of warrants	—	—	383	—	126	—	—	126
Stock-based compensation	—	—	—	—	11,058	—	—	11,058
Adoption of new accounting standard (See Note 2)	—	—	—	—	—	(364)	—	(364)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offerings costs	—	—	7,878	1	171,128	—	—	171,129
Issuance of common stock upon secondary public offering, net of underwriting discounts and commissions and other offering costs	—	—	1,000	—	65,112	—	—	65,112
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(102,030)	(211,902)	34,442	3	211,899	—	—	211,902
Conversion of redeemable convertible debt to common stock upon initial public offering	—		5,250	1	50,172	—	—	50,173
Accumulated dividend—Series F	—	918	—	—	—	(918)	—	(918)
Payment of Series F dividend	—	(12,814)	—	—	—	—	—	—
Accretion of Series F issuance costs	—	44	—	—	(44)	—	—	(44)
Warrants issued in connection with debt	—	—	—	—	297	—	—	297
Net loss	—	—	—	—	—	(37,560)	—	(37,560)
Balance at December 31, 2020	—	$—	69,512	7	530,143	(313,391)	—	216,759
Exercise of stock options	—	—	2,427	—	6,540	—	—	6,540
Release of restricted stock units	—	—	337	—	0	—	—	—
Issuance of common stock as consideration for an acquisition			35	—	2,003	—	—	2,003
Stock-based compensation	—	—	—	—	25,424	—	—	25,424
Purchase of capped call	—	—	—	—	(35,570)	—	—	(35,570)
Total other comprehensive loss	—	—	—	—	—	—	(191)	(191)
Net loss	—	—	—	—	—	(76,677)	—	(76,677)
Balance at December 31, 2021	—	$—	72,311	$7	$528,540	$(390,068)	$(191)	$138,288

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated statements of cash flows

(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(76,677)	$(37,560)	$(42,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,151	3,084	2,569
Amortization of discount on debt	574	774	54
Stock-based compensation	25,424	11,058	3,156
Allowance for credit losses	3,474	1,594	988
Accretion on discount to marketable securities	—	—	(69)
Change in fair value of financial instrument	—	(4,413)	—
Changes in operating assets and liabilities:
Accounts receivable	(17,279)	(9,305)	(6,297)
Prepaid expenses	(2,413)	(2,704)	(1,786)
Deferred commissions	(3,525)	(2,396)	(903)
Accounts payable	2,137	1,907	(1,582)
Accrued and other current liabilities	20,437	9,610	8,164
Deferred revenue	1,397	1,822	(1,673)
Net cash used in operating activities	(40,300)	(26,529)	(39,969)
Cash flows from investing activities:
Cash paid for acquisition	(81,067)	—	—
Purchase of marketable securities	(107,006)	—	—
Purchase of property and equipment	(3,304)	(1,964)	(5,579)
Maturity of marketable securities	4,500	—	23,450
Net cash (used in) provided by investing activities	(186,877)	(1,964)	17,871
Cash flows from financing activities:
Payment of debt issuance costs	(10,037)	—	—
Purchase of capped calls	(35,570)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	171,129	—
Proceeds from issuance of common stock upon secondary offering, net of underwriting discounts and commissions and other offerings costs	—	65,112	—
Payment of Series F dividends	—	(12,814)	—
Proceeds from exercise of stock options and warrants	5,881	3,279	901
Proceeds from debt	345,000	41,861	18,500
Repayment of debt	—	(28,617)	(2,050)
Net cash provided by financing activities	305,274	239,950	17,351
Net change in cash and cash equivalents and restricted cash	78,097	211,457	(4,747)
Cash and cash equivalents and restricted cash, beginning of period	220,607	9,150	13,897
Cash and cash equivalents and restricted cash, end of period	$298,704	$220,607	$9,150
Supplemental cash flow information:
Cash paid for interest	$—	$2,285	$1,626
Noncash investing and financing activities:
Fair value of shares issued as consideration for acquisition	2,003	—	—
Conversion of convertible preferred stock into common stock upon initial public offering	—	211,902	—
Conversion of convertible debt into common stock upon initial public offering	$—	$50,173	$—
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheet to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	297,561	219,447	7,795
Restricted cash	1,143	1,160	1,355
Total cash, cash equivalents and restricted cash	$298,704	$220,607	$9,150

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

BigCommerce empowers businesses to turn digital transformation into a competitive advantage. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. We provide a comprehensive platform for launching and scaling an ecommerce operation, including store design, catalog management, hosting, checkout, order management, reporting, and pre-integration into third-party services like payments, shipping, and accounting. All our stores run on a single code base and share a global, multi-tenant architecture purpose built for security, high performance, and innovation. Our platform serves stores in a wide variety of sizes, product categories, and purchase types, including business-to-consumer and business-to-business.

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

	Year ended December 31,
(in thousands)	2021	2020	2019
Revenue:
Americas—U.S.	$169,737	$120,934	$91,057
Americas—other	8,559	5,371	3,761
EMEA	20,783	12,396	7,370
APAC	20,776	13,667	9,915
Total revenue	$219,855	$152,368	$112,103

Long-lived assets by geographic region were as follows:

	Year ended December 31,
(in thousands)	2021	2020
Long-lived assets:
Americas—U.S.	$6,847	$6,596
Americas—other		—
EMEA		—
APAC	582	526
Total long-lived assets	$7,429	$7,122

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

For available-for-sale debt securities in an unrealized loss position, our management first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the results of operations. For available-for-sale debt securities that do not meet the aforementioned criteria, our management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, an allowance is recorded for the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security. Impairment losses attributable to credit loss factors are charged against the allowance when management believes an available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met.

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

Accounts receivable

Accounts receivable are stated at net of provision for expected credit losses and include unbilled receivables. Unbilled receivables arise primarily when we provide subscriptions services in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at December 31, 2021 and December 31, 2020 included unbilled receivables of $13.1 million and $7.5 million, respectively.

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

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2018	$597
Provision for expected credit losses	988
Accounts written off	(418)
Balance at December 31, 2019	$1,167
Cumulative effect adjustment upon adoption	364
Provision for expected credit losses	1,594
Accounts written off	(1,133)
Balance at December 31, 2020	$1,992
Provision for expected credit losses	3,474
Accounts written off	(1,599)
Balance at December 31, 2021	$3,867

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

Software development costs associated with internal use software, which are incurred during the application development phase and meet other requirements under the guidance are capitalized. In addition, implementation costs of hosting arrangements that are service contracts are capitalized.

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

One of our strategic partners accounted for 14%, 15% and 12% of our revenue at December 31, 2021, 2020 and 2019, respectively, and accounted for 19%, 24% and 20% of our accounts receivable balance at December 31, 2021, 2020 and 2019, respectively.

Advertising costs

We expense advertising costs as incurred. Advertising expenses were approximately $16.8 million, $12.9 million and $11.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Acquisition related expenses

Acquisition related expenses consist primarily of cash payments for third-party acquisition costs and other acquisition related expenses. We recognized $23.3 million, $0.0 million, and $0.0 million in acquisition related expenses during the years ended December 31, 2021, 2020, and 2019, respectively. For the year ended December 31, 2021, $1.8 million was recognized on acquisition related spend and $21.5 million was recognized in connection with contingent compensation arrangements, as further discussed in Note 5 “Business Combination.” We entered into contingent compensation arrangements, in which payments will be made after the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones. The compensation arrangements are contingent upon continued post-acquisition employment with us. We account for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met.

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

We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on our income tax return.  All of our gross unrecognized tax benefits, if recognized, would not affect its effective tax rate, but would be recorded as an adjustment to equity before consideration of valuation allowances. We do not expect unrecognized tax benefits to decrease within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2021, we have not accrued any interest or penalties related to unrecognized tax benefits.  We believe that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.

Stock-based compensation

We issue stock options, restricted stock units ("RSUs") and performance based restricted stock units (“PSUs”) to our employees and other eligible service providers. Stock-based compensation related to stock options is measured at the date of grant and is recognized on a straight-line basis over the service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to estimate the fair value of stock options awarded at the date of grant. Stock-based compensation related to RSUs is measured at the date of grant, net of estimated forfeitures, and recognized ratably over the service period.  Stock-based compensation related to PSUs is measured at the date of grant and recognized using the accelerated attribution method, net of estimated forfeitures, over the remaining service period.

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

The following table disaggregates our revenue by major source:

	Year ended December 31,
(in thousands)	2021	2020	2019
Subscription solutions	$154,933	$103,706	$82,689
Partner and services	64,922	48,662	29,414
Total revenue	$219,855	$152,368	$112,103

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

Subsequent to our acquisition of Feedonomics on July 23, 2021, subscription revenue includes revenue from Feedonomics. Feedonomics provides a technology platform and related services that enables online retailers and other sellers to automate online listings of the sellers’ information across multiple third-party marketplaces and advertisers (such as Amazon, Google, Facebook, etc.).  We provide these services under service contracts which are generally one year or less, and in many cases month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising).  The service offerings constitute a single combined performance obligation. Services are performed and Fees are determined based on monthly usage and are billed in arrears.

Partner and services

Our partner and services revenue consists of revenue share, partner technology integrations, and marketing services provided to partners. Revenue share relates to fees earned by our partners from customers using our platform, where we have an arrangement with such partners to share such fees as they occur. Revenue share is recognized at the time the earning activity is complete, which is generally monthly. Revenue for partner technology integrations is recorded on a straight-line basis over the life of the contract commencing when the integration has been completed. Fees for marketing services are recognized either at the time the earning activity is complete, or ratably over the length of the contract, depending on the nature of the obligations in the contract. Payments received in advance of services being rendered are recorded as deferred revenue and recognized when the obligation is completed.

We also derive revenue from the sales of website themes and applications upon delivery.

We recognize revenue share from the sales of third-party applications, on a net basis as we have determined that we are the agent in our arrangements with third-party application providers. All other revenue is recognized on a gross basis, as we have determined we are the principal in these arrangements.

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

Contracts with our technology solution partners often include multiple performance obligations, which can include integrations and marketing activities. In determining whether integration services are distinct from hosting services we consider various factors. These considerations included the level of integration, interdependency, and interrelation between the implementation and hosting service. We have concluded that the integration services included in contracts with hosting obligations are not distinct. As a result, we defer any arrangement fees for integration services and recognize such amounts over the life of the hosting obligation. To determine if marketing activities are distinct, we consider the nature of the promise in the contract, the timing of payment, and the partner expectations. Additional consideration for some partner contracts varies based on the level of customer activity on the platform. For most of our contracts, we have determined that we meet the variable consideration allocation exception and therefore recognize these variable fees in the period they are earned.

Judgment is required to determine which performance obligations are distinct and the allocation of consideration to each distinct performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For certain arrangements, we may be required to allocate the contract’s transaction price to multiple performance obligations based on SSP. The primary method used to estimate SSP is the expected cost-plus margin approach, which considers margins achieved on standalone sales of similar products, market data related to historical margins within an industry, industry sales price averages, market conditions, and profit objectives.

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. We recognize revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. We recognized $10.3 million of previously deferred revenue during the year ended December 31, 2021.

The net increase in the deferred revenue balance for the year ended December 31, 2021 is primarily due to increase in SaaS related subscriptions. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

As of December 31, 2021, we had $142.9 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. We expect to recognize approximately 49% of the remaining performance obligations as revenue in the next 12 months, and the remaining balance in the periods thereafter.

Deferred commissions

Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately four years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features. We include amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. We periodically review the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize an impairment of deferred commissions during the years ended December 31, 2021, 2020 and 2019, respectively.

Sales commissions of $7.0 million, $4.5 million and $2.5 million were deferred for the years ended December 31, 2021, 2020 and 2019, respectively; and deferred commission amortization expense was $3.5 million, $2.2 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

4. Fair value measurements

Financial instruments carried at fair value include cash and cash equivalents, restricted cash and marketable securities. The carrying amount of accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities.

For assets and liabilities measured at fair value, fair value is the price to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. When determining fair value, we consider the principal or most advantageous market in which it would transact, and assumptions that market participants would use when pricing assets or liabilities.

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

The following table summarizes the estimated fair value of our cash equivalents and marketable securities.

	As of December 31, 2021
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$262,679	$—	$—	$262,679
U.S treasury securities	$21,926	$—	$—	$21,926
Corporate securities	$—	$80,389	$—	$80,389
Total financial assets	$284,605	$80,389	$—	$364,994

	As of December 31, 2020
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$196,521	$—	$—	$196,521

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$262,679	$—	$—	$262,679
Marketable securities:
U.S treasury securities	$21,999		$(74)	$21,925
Corporate securities	$80,506	$—	$(117)	$80,389

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$196,521	$—	$—	$196,521

In September 2021, we issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 (the “Notes”). The estimated fair value of the notes was approximately $312.2 million as of December 31, 2021. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on estimated or actual bids and offers of the Notes in an inactive market on the last business day of the period.

5. Business combinations

July 2021 Acquisition of Feedonomics

On July 23, 2021, we acquired substantially all the assets and assumed certain specified liabilities of Feedonomics, LLC’s existing business (“Feedonomics”), a SaaS company offering online product feed management platform used by merchants to optimize product data and syndicate and list products into multiple sales channels, including advertising, marketplace, affiliate and social channels, for a total purchase price of $81.1 million in cash. Our purchase accounting is not yet complete, and the fair value of assets acquired, and liabilities assumed, including valuation of intangibles assets, may change as additional information is received during the measurement period. The measurement period will end no later than one year from the acquisition date.

The financial results of Feedonomics are included in our financial statements beginning July 23, 2021. For the year ended December 31, 2021, our results include $14.4 million of revenue and $0.1 million of net income in our Condensed Statements of Operations related to Feedonomics. Acquisition related costs of $23.3 million were expensed as incurred during the year ended December 31, 2021.

The table below summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition.

(in thousands)	July 23rd, 2021

Accounts receivable	$3,107
Prepaid expenses and other assets	$108
Acquisition related intangible assets	$36,951
Other non-current assets	$458
Accounts payable and accrued liabilities	$287
Customer prepaid liabilities	$225
Operating lease liabilities	$345
Net asset acquired, excluding goodwill	$39,767
Total purchase consideration	$81,066
Goodwill	$41,299

We acquired Feedonomics because it is complementary to our core business. The purchase price was based on the expected financial performance of Feedonomics, not on the value of the net identifiable assets at the time of the acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill. The goodwill amount represents synergies expected to be realized from the business combination and assembled workforce. Assets acquired and liabilities assumed were reviewed and adjusted to their fair values at the date of the acquisition, as necessary. The fair value of the developed technology and the trade name were determined using the relief from royalty method and customer relationships and non-compete agreement were determined using the multi-period excess earning model. The valuation of the intangibles assets incorporate significant unobservable input and require management judgment and estimate, including the amount and timing of the future cash flow and the determination of the discount rate. Key assumptions in the valuation of the intangibles include, the revenue growth rate, customer attrition rate, technology useful life, and the weighted average cost of capital. In Q4, we finalized the purchase price due to the finalization of post close adjustments, which led to an increase in the overall purchase price of $0.1 million. Additionally, we increased the valuation of intangible assets by $0.2 million due to adjustments to our intangibles valuation. The combination of these two adjustments reduced goodwill by $0.1 million. The goodwill of $41.3 million from this transaction is expected to be primarily deductible for tax purposes. We are still evaluating the tax treatment of contingent compensation arrangements which may be treated as consideration for tax purposes and increase the amount of tax deductible goodwill when paid.

In conjunction with the transaction, we entered into a contingent compensation arrangement with certain employees of Feedonomics for their post-acquisition services, in which $32.5 million will be made to those individuals within ten business days after both the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones for an aggregate amount of $65.0 million. Product milestones include certain product enhancement and integration with existing products and financial milestones include certain revenue and gross margin targets. We account for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met. As the contingent compensation is related to post-acquisition services, it is not considered as part of the purchase price of $81.1 million. We recognized $21.4 million in additional compensation expense related to these contingent compensation arrangements for the year ended December 30, 2021. We include this expense in acquisition related expenses in our condensed consolidated statements of operations.

The preliminary estimated fair value of identifiable intangible assets acquired at the date of the acquisitions are as follows:

(in thousands)	Estimated fair value	Weighted average amortization period (in years)

Developed technology	$11,794	4.0
Customer relationship	$22,525	5.7
Trade name	$2,470	5.0
Non-compete agreement	$162	3.0
Total acquisition-related intangible assets	$36,951

Unaudited pro forma financial information

The unaudited pro forma financial information in the table below presents the combined results of us and Feedonomics as if this acquisition had occurred on January 1, 2020. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition actually occurred on January 1, 2020. For the year ended December 31, 2021, pro forma adjustments include a reduction in transaction-related costs of $1.7 million excluding the compensation cost related to post-acquisition compensation arrangement, because they are non-recurring in nature, an increase in amortization of intangible of $4.2 million and a decrease of $5.1 million in compensation costs related to the post-acquisition compensation arrangement. For the year ended December 31, 2020, pro forma adjustments include an increase in amortization of intangible of $7.5 million and an increase in compensation cost of $48.8 million related to the post-acquisition compensation arrangement.

	December 31,
(in thousands)	2021	2020
Total revenue	$234,581	$171,156
Net loss	$(74,599)	$(91,854)

November 2021 Acquisition of Quote Ninja, Inc. (dba B2B Ninja)

During the year ended December 31, 2021, BigCommerce completed the acquisition of Quote Ninja, Inc., a premier enterprise software solution providing leading business-to-business ("B2B") ecommerce capabilities for merchants of all sizes. The total purchase price was $2.0 million paid from our common stock. In addition to the closing stock consideration, we entered into a contingent compensation arrangement with certain employees of B2B for their post-acquisition services, in which $.5 million in additional common stock will be paid to those individuals on the first and second anniversaries of the closing for an aggregate amount of $1.0 million  The purchase price primarily included $1.1 million of intangible assets and $0.9 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated use lives of three years.

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes to the carrying amount of goodwill as follows:

(in thousands)

Balance as of December 31, 2020	$—
Goodwill acquired	$42,432
Balance as of December 31, 2021	$42,432

Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of December 31, 2021.

Definite-lived intangible assets are amortized on a straight-line basis over the useful life. Definite-lived intangible assets amortization was $3.3 million, $0.0 million and $0.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Definite-lived intangible assets consists of the following:

(in thousands)	December 31, 2021			December 31, 2020			Weighted average remaining useful life as of December 31, 2021 (in years)
	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount
Developed technology	$12,937	$(1,294)	$11,643	$—	$—	$—	3.5
Customer relationship	$22,525	$(1,749)	$20,776	$—	$—	$—	5.3
Trade name	$2,470	$(217)	$2,253	$—	$—	$—	4.6
Non-compete agreement	$162	$(24)	$138	$—	$—	$—	2.6
Other intangibles	$285	$(63)	$222	$—	$—	$—	2.3
Total definite-lived intangible	$38,379	$(3,347)	$35,032	$—	$—	$—

As of December 31, 2021, expected amortization expense for definite-lived intangible assets was as follows:

(in thousands)	December 31, 2021

2022	8,005
2023	7,958
2024	7,823
2025	6,134
2026	3,395
Thereafter	1,717
Total	$35,032

7. Property and equipment

Property and equipment, which includes computer software that was purchased or developed for internal use, is composed of the following:

	As of December 31,
(in thousands)	2021	2020
Computer equipment	$9,081	$7,938
Computer software	3,313	2,347
Furniture and fixtures	1,582	2,379
Leasehold improvements	6,234	7,943
	20,210	20,607
Less: accumulated depreciation and amortization	(12,781)	(13,485)
Property and equipment, net	$7,429	$7,122

Depreciation expense on property and equipment was $2.8 million, $3.1 million and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

8. Commitments, contingencies, and leases

We had unconditional purchase obligations as of December 31, 2021, as follows:

(in thousands)	December 31, 2021
2022	$9,769
2023	11,359
2024	10,750
2025	8,625
2026 and thereafter	—
Total	$40,503

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

Our certificate of incorporation and certain contractual arrangements provide for indemnification of our officers and directors for certain events or occurrences. We maintain a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, we have not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2021 and 2020.

Leases

We lease certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require us to pay taxes, insurance and maintenance costs. Renewal options were not included in the ROU asset and lease liability calculation.

We adopted ASC Topic 842, Leases on January 1, 2019. Operating expenses were $3.8 and $3.7 million, which included short-term rent expense of $0.5 and $0.4 million, respectively, for the years ended December 31, 2021 and 2020. Operating rent expense was $3.2 million for the year ended December 31, 2019. We elected the practical expedient to not provide comparable presentation for periods prior to adoption.

Supplemental lease information

	Year ended December 31,
Cash flow information (in thousands)	2021	2020
Cash paid for operating lease liabilities	$3,927	$3,666
Right-of-use assets obtained in exchange for operating lease obligations	$—	$—

	Year ended December 31,
Operating lease information	2021	2020
Weighted-average remaining lease-term	5.5 years	6.0 years
Weighted-average discount rate	5.46%	5.42%

The future maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2021
2022	3,278
2023	2,534
2024	2,243
2025	2,011
2026	2,071
Thereafter	2,852
Total minimum lease payments	$14,989
Less imputed interest	(2,097)
Total lease liabilities	$12,892

9. Other liabilities

The following table summarizes the components of other current liabilities:

	Year ended December 31,
(in thousands)	2021	2020
Sales tax payable	$679	$814
Payroll and payroll related expenses	17,315	18,255
Acquisition related compensation	14,309	—
Other	3,951	3,107
Other current liabilities	$36,254	$22,176

Included in other long-term liabilities at December 31, 2021, is $7.2 million that has been accrued in connection with acquisition of Feedonomics and B2B, as further discussed in Note 5 “Business Combination”. There were no similar amounts accrued at December 31, 2020.

10. Debt

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

The net carrying amount of the Notes consists of the following:

(in thousands)	December 31, 2021	December 31, 2020

Principal balance	$345,000	$—
Unamortized issuance costs	$(9,463)	$—
Carrying value, net	$335,537	$—

The total interest expense recognized related to the Notes consists of the following:

	December 31,
(in thousands)	2021	2020	2019
Contractual interest expense	$254	$—	$0
Amortization of issuance costs	574	—	—
Total	$828	$—	$—

Convertible Term Loans

Prior to our IPO, we entered into two contingent convertible debt agreements (the “Convertible Term Loans”) with Silicon Valley Bank (“SVB) providing for two term loans with a combined borrowing of $55.0 million. In conjunction with our IPO on August 5, 2020, the bank exercised its purchase right and repaid $1.1 million of previously paid principal. This balance, combined with the unpaid principal of $53.9 million was converted into 5,249,534 shares of Series 1 common stock. No further borrowings are allowed under these convertible debt agreements. The weighted -average interest rate was 5.8% during the year ended December 31, 2020.

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

The put option, with an initial fair value of approximately $4.4 million, was recorded as a derivative liability on the accompanying balance sheet and a corresponding discount to the Convertible Term Loan. The discount was accreted to interest expense in the consolidated statements of operations over the term of the Convertible Term Loan using the effective interest method. The net balance outstanding under the terms of this agreement was netted against the outstanding principal balance upon conversion to Series 1 Common Stock upon completion of our IPO. We recorded interest expense related to this instrument of $0.4 million during the year ended December 31, 2020.

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

Credit Facility

In 2020, we had an available credit facility with SVB that provided for a $20.0 million line of credit and a $5.0 million term loan. The outstanding balance under this credit facility was repaid in 2020. We had no outstanding balances as of December 31, 2020 and no further borrowings are allowed under the credit facility. The weighted average interest rate for these borrowings was 4.0 percent for year ended December 31, 2020.

Mezzanine Facility Loan

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

 Debt fees

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. Interest expense related to debt discount amortization was not material for any of the periods presented. Net unamortized debt issuance fees as of December 31, 2021 amounted to $9.5 million.

11. Stockholders’ equity (deficit)

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

A total of 3,873,885 shares of our Series 1 common stock was initially authorized and reserved for issuance under the 2020 Plan. This reserve will automatically increase on January 1, 2021, and each subsequent anniversary through and including January 1, 2031, by an amount equal to the smaller of (a) 5% of the number of shares of Series 1 and Series 2 common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by our board of directors. On January 1, 2021 the reserve increased by 3,484,045 shares. As of December 31, 2021, a total of 7,703,241 shares of common stock remain available for future issuance under the 2020 plan.

2013 Equity incentive plan

In February 2013, we adopted the 2013 Plan under which stock options may be granted to employees, consultants and directors. Upon the completion of our IPO in August 2020, the board of directors terminated the 2013 Plan and 1,470,291 shares that were available for future issuance under the 2013 Plan were transferred and authorized for issuance under the 2020 Plan. As of August 2020, no further awards may be granted under the 2013 Plan.

Stock options

We use the Black-Scholes option-pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes option-pricing model requires estimates regarding the risk-free rate of return, dividend yields, expected life of the award, and expected annual volatility during the service period. The calculation of expected volatility is based on historical volatility for comparable industry peer groups over periods of time equivalent to the expected life of each stock option grant. As we do not have a significant history as a publicly traded company, we believe that comparable industry peer groups provide a reasonable measurement of volatility in order to calculate a reasonable estimate of fair value of each stock award. The expected term is calculated based on the weighted average of the remaining vesting term and the remaining contractual life of each award. We based the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus have assumed a dividend yield of zero.

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

The following table summarizes the weighted-average grant date value of options and the assumptions used to develop their fair value.

	Year ended December 31,
	2021	2020	2019
Weighted-average grant date fair value of options	$30.71	$7.01	$1.20
Risk-free interest rate	0.96%—1.08%	0.34%—0.84%	1.51%—2.53%
Expected volatility	54.41%—56.25%	49.64%—51.49%	46.70%—47.87%
Expected life in years	6.02—6.06 years	5.49—6.10 years	5.52—6.08 years
Dividend yield	—	—	—

A summary of the changes in common stock options issued under all of the existing stock option plans is as follows:

(in thousands, except per share amounts)	Shares	Weighted average of exercise prices	Weighted average of remaining term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2019	9,327	$2.22	8.17	$65,294
Granted	1,384	14.85	—	—
Exercised	(2,053)	2.25	—	—
Forfeited	(443)	5.33	—	—
Options outstanding at December 31, 2020	8,215	$4.30	7.65	$491,648
Granted	263	58.36	—	—
Exercised	(2,426)	2.46	—	—
Forfeited	(324)	11.22	—	—
Options outstanding at December 31, 2021	5,728	$8.77	6.95	$168,772
Vested and expected to vest at December 31, 2021(1)	5,490	$6.71	6.91	$164,384
Vested at December 31, 2021	3,629	$3.53	6.46	$116,440

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture rate to outstanding options.

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $126.0 million, $72.4 million and $5.6 million, respectively. The intrinsic value was calculated as the difference between the estimated fair value of our common stock at exercise, and the exercise price of the in-the-money options. The total grant date fair value of options vested for the years ended December 31, 2021, 2020, and 2019 was $6.4 million, $11.4 million, and $9.4 million.

At December 31, 2021, 2020 and 2019, there was an estimated $11.5 million, $11.4 million and $9.4 million, respectively, of total unrecognized compensation costs related to stock options. These costs will be recognized over a weighted-average period of 2.5 years.

Restricted stock units

During the year ended December 31, 2021, we granted 1,352,746 RSUs to members of management, board members and certain other employees pursuant to the 2020 Plan, and 195,339 RSUs related to an acquisition under the 2021 Inducement Plan. The fair value of the RSU grant is determined based upon the market closing price of our common stock on the date of grant. The RSUs vest over the requisite service period of 4 years, subject to the continued employment of the employees. The following table summarizes the RSU activity, including vesting of the performance-based restricted stock units below, under the Plans for the year ending December 31, 2021:

(in thousands, except per share amounts)	Shares	Weighted average grant date fair value
Nonvested at December 31, 2019	—	$—
Granted	1,408	24.67
Vested	—	—
Cancelled/Forfeited/Expired	—	—
Nonvested at December 31, 2020	1,408	$24.67
Granted	1,548	57.19
Vested	(350)	24.07
Cancelled/Forfeited/Expired	(234)	42.97
Nonvested at December 31, 2021	2,372	$44.10

At December 31, 2021, there was an estimated $60.9 million of total unrecognized stock-based compensation costs related to RSUs. These costs will be recognized over a weighted-average period of 3.4 years.

Performance-based restricted stock units

During the year ended December 31, 2020, we granted 1,216 PSUs to members of management pursuant to the 2013 Plan.  These PSUS contained a performance clause which required us to successfully complete an IPO as well as a service condition that required continued employment. As of December 31, 2021, 810 PSUs remain unvested and outstanding. These PSUs vest on a tranche by tranche basis over the life of the service period of 1-4 years.

At December 31, 2021, there was an estimated $4.4 million of total unrecognized stock-based compensation costs related to these PSUs. These costs will be recognized over a weighted-average period of 1.7 years.

          Total stock-based compensation expense recognized was as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Cost of revenue	$2,055	$769	$191
Sales and marketing	7,761	3,310	838
Research and development	5,901	2,500	666
General and administrative	9,707	4,479	1,461
Total stock-based compensation expense	$25,424	$11,058	$3,156

Preferred stock

As of December 31, 2019, we had six outstanding series of redeemable convertible preferred stock. These preferred shares were classified as temporary equity within our consolidated balance sheet as of December 31, 2019. Immediately upon closing of our IPO, the outstanding preferred stock was automatically converted into an aggregate of 29,390,733 shares of Series 1 common stock and 5,050,555 shares of Series 2 common stock. Under the terms of Series F preferred stock, dividends were required to be paid at 10 percent, which could be adjusted for the holder’s actual rate of return upon redemption. Upon completion of our IPO with an offering price of $24 per share, we met the threshold for a reduction of dividends and reduced the required dividend rate to 8 percent. We utilized a portion of the proceeds from the IPO to pay the cumulative dividends of $12.8 million to the holders of our Series F preferred stock. As of December 31, 2021 and 2020, there was no preferred stock issued or outstanding.

12. Income taxes

Pretax earnings from continuing operations consist of the following:

	Year ended December 31,
(in thousands)	2021	2020	2019
United States	$(62,558)	$(31,891)	$(38,720)
Non-U.S.	(14,153)	(5,644)	(3,842)
Total pre-tax earnings	$(76,711)	$(37,535)	$(42,562)

Our components of the provision for income taxes are as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Income tax provision (benefit)
Current:
Federal	$—	$—	$—
State	11	24	25
Foreign	134	1	3
Total current	$145	$25	$28
Deferred:
Federal	(202)	—	—
State	23	—	—
Foreign	—	—	—
Total deferred	(179)	—	—
Total provision (benefit)	$(34)	$25	$28

Our provision for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the U.S. statutory federal income tax rate of 21% to income from continuing operations before income taxes. The variance is primarily a result of the application of a valuation allowance for net deferred assets, including NOL carryforwards and credits generated in Australia, the UK, and the United States. Current income tax expense for the period is a result of the Texas Gross Margin tax in the case of the state tax expense and taxable profits in Ireland, the Ukraine and Singapore in the case of the foreign tax expense along with withholding taxes. Deferred income tax expense is a result of taxable temporary differences related to indefinite-lived assets along with a tax benefit related to the reduction of the valuation allowance.

	Year ended December 31,
(in thousands)	2021	2020	2019
U.S. federal taxes at statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	5.58	4.91	3.25
Foreign tax rate differentials	0.83	0.66	0.33
Research and development credit	2.65	4.97	3.24
Purchase price accounting	0.35	0.00	0.00
Stock-based compensation	26.29	16.97	0.38
162(m) addback	(15.65)	0.00	0.00
Permanent differences, other	(0.92)	(8.17)	(3.77)
Change in valuation allowance	(40.09)	(40.41)	(24.50)
Other	—	—	—
Effective tax rate	0.04%	(0.07)%	(0.07)%

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

Significant components of deferred taxes are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss and credit carryforwards	$76,475	$52,216
Lease liabilities	2,834	3,868
Deferred revenue	358	426
Depreciation and amortization	7,942	8,381
Stock-based compensation	3,367	2,401
Other	7,954	1,721
Gross deferred tax assets	$98,930	$69,013
Valuation allowance	(92,531)	(62,917)
Deferred tax liabilities:
Foreign DTLs	(429)	—
Goodwill DTL	(321)	—
Deferred commission	(1,885)	(1,448)
Right-of-use assets	(2,049)	(2,904)
Prepaid expenses and other	(1,809)	(1,744)
Gross deferred tax liabilities	(6,493)	(6,096)
Net deferred tax assets	$(94)	$—

At December 31, 2021, we had NOL carryforwards for U.S. federal income tax purposes of approximately $243.8 million. Of this total, $195.4 million is related to tax years 2018-2021 that do not have an expiration, as a result of the TCJA. The remaining $48.4 million of U.S. federal NOL carryforwards are available to offset future U.S. federal taxable income and begin to expire in 2036.

At December 31, 2021, we had NOL carryforwards for certain state income tax purposes of approximately $113.8 million. These state NOL carryforwards are available to offset future state taxable income and begin to expire in 2036.

At December 31, 2021, we had foreign NOL carryforwards in Australia and the U.K., combined, of approximately $26.0 million, which are available to offset future foreign taxable income and that do not have an expiration.

At December 31, 2021, we did not provide any U.S. income or foreign withholding taxes related to certain foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested. The majority of our foreign operations are in excess tax basis over book basis positions. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occurs.

At December 31, 2021, we had research and development tax credit carryforwards of approximately $6.8 million, which are available to offset future U.S. federal income tax. These U.S. federal tax credits begin to expire in 2034.

We have established a valuation allowance due to uncertainties regarding the realizability of deferred tax assets based on our lack of earnings history. During 2021, the valuation allowance increased by approximately $29.2 million due to continuing operations and an overall net increase of approximately $0.4 million due to the tax benefit of IPO costs booked to equity.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2021 tax years generally remain open and subject to examination by U.S. federal, state and foreign tax authorities. The 2018 tax year generally remains open and subject to examination by foreign tax authorities. Losses generated in any year since inception remain open to adjustment until the statute of limitations closes for the tax year in which the NOL carryforwards are utilized. We are currently under audit only in the state of Rhode Island.

As of December 31, 2021, we had $0.4 million unrecognized tax benefits. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During 2021 and 2020, we did not recognize any material interest or penalties. We had $0 of accrued penalties and interest due to the unrecognized tax benefit as of December 31, 2021 and December 31, 2020.

A reconciliation of our liability for unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2021	2020
Balance, beginning of year	$—	$—
Increase for tax positions related to the current year	—	—
Increase for tax positions related to the prior years	396	—
Decrease for tax positions related to prior years	—	—
Balance, end of year	$396	$—

13. Net loss per share

Net loss per share

Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. Holders of Series F preferred stock were entitled to receive cumulative dividends at the annual rate of 10% compounded quarterly payable prior and in preference to any dividends on any shares of our common stock, subject to certain adjustments as set forth in our certificate of incorporation. In the event a dividend is paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). Accordingly, all of our outstanding series of preferred stock were considered to be participating securities. The holders of our preferred stock did not have a contractual obligation to share in our losses; therefore, no amount of total undistributed loss was allocated to preferred stock. Net loss attributable to common stockholders was calculated as net loss less current period preferred stock dividends. There was no preferred stock outstanding during the year ended December 31, 2021.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, which includes both Series 1 and Series 2 outstanding shares. Because we have reported a net loss for the years ended December 31, 2021, 2020, and 2019, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation. Series 1 and Series 2 have the same rights and privileges except Series 2 are not entitled to vote on any matter except as required by law. A pre-IPO preferred shareholder received Series 2 upon the conversion of their preferred shares at the time of our initial public offering. These Series 2 automatically convert to Series 1 upon a qualifying disposition of the shares by the shareholder. A total of 5.1 million shares converted from Series 2 to Series 1 during the year ended December 31, 2021. There are no Series 2 shares outstanding as of December 31, 2021.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have been antidilutive:

	Year ended December 31,
(in thousands)	2021	2020	2019
Preferred stock as-converted	—	—	34,442
Stock options outstanding	5,684	8,215	9,327
Acquisition related compensation (1)	1,756
Warrants to purchase common stock	—	—	364
Restricted stock units	2,331	1,408	—
Convertible debt	4,719	—	2,180
Total potentially dilutive securities	14,490	9,623	46,313