Form 10-Q
period 2022-03-31
BigCommerce Holdings, Inc.
filed 2022-05-04
CIK 1626450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, the registrant had 72,673,269 shares of Series 1 common stock, $0.0001 par value per share outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

BigCommerce Holdings, Inc.

BigCommerce Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$250,934	$297,561
Restricted cash	1,156	1,143
Marketable securities	125,175	102,315
Accounts receivable, net	40,995	39,806
Prepaid expenses and other assets	10,570	9,710
Deferred commissions	4,412	4,013
Total current assets	433,242	454,548
Property and equipment, net	7,980	7,429
Right-of-use-assets	11,652	9,515
Prepaid expenses, net of current portion	778	831
Deferred commissions, net of current portion	5,932	5,673
Intangible assets, net	32,995	35,032
Goodwill	42,432	42,432
Total assets	$535,011	$555,460
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,924	$8,211
Accrued liabilities	3,495	2,941
Deferred revenue	13,220	12,752
Current portion of operating lease liabilities	2,957	2,653
Other current liabilities	37,210	36,254
Total current liabilities	64,806	62,811
Deferred revenue, net of current portion	905	1,359
Long-term debt	336,025	335,537
Operating lease liabilities, net of current portion	11,941	10,217
Other long-term liabilities, net of current portion	11,457	7,248
Total liabilities	425,134	417,172
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized at March 31, 2022 and December 31, 2021; 0 shares issued and outstanding, at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000 shares Series 1 and, 5,051 shares Series 2 authorized at March 31, 2022 and December 31, 2021; 72,673, and 72,311 shares Series 1 issued and outstanding at March 31, 2022 and December 31, 2021, respectively, and 0 shares Series 2 issued and, outstanding at March 31, 2022, and December 31, 2021, respectively	7	7
Additional paid-in capital	537,779	528,540
Accumulated other comprehensive loss	(804)	(191)
Accumulated deficit	(427,105)	(390,068)
Total stockholders’ equity	109,877	138,288
Total liabilities and stockholders’ equity	$535,011	$555,460

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended March 31,
	2022	2021

Revenue	$66,050	$46,660
Cost of revenue	17,103	9,250
Gross profit	48,947	37,410
Operating expenses:
Sales and marketing	32,173	20,809
Research and development	20,944	13,535
General and administrative	17,312	11,608
Acquisition related expenses	12,660	—
Amortization of intangible assets	2,037	—
Total operating expenses	85,126	45,952
Loss from operations	(36,179)	(8,542)
Interest income	122	12
Interest expense	(709)	—
Other expense	(156)	(14)
Loss before provision for income taxes	(36,922)	(8,544)
Provision for income taxes	115	—
Net loss	$(37,037)	$(8,544)
Basic and diluted net loss per share attributable to common stockholders	$(0.51)	$(0.12)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	72,476	69,792

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended March 31,
	2022	2021

Net loss	$(37,037)	$(8,544)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(613)	—
Total comprehensive loss	$(37,650)	$(8,544)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2020	—	$—	69,512	$7	$530,143	$(313,391)	$—	$216,759
Exercise of stock options	—	—	784	—	1,952	—	—	1,952
Stock-based compensation	—	—	—	—	5,171	—	—	5,171
Net loss	—	—	—	—	—	(8,544)	—	(8,544)
Balance at March 31, 2021	—	$—	70,296	$7	$537,266	$(321,935)	$—	$215,338

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2021	—	$—	72,311	$7	$528,540	$(390,068)	$(191)	$138,288
Exercise of stock options	—	—	272	—	277	—	—	277
Release of restricted stock units	—	—	90	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,962	—	—	8,962
Total other comprehensive loss	—	—	—	—	—	—	(613)	(613)
Net loss	—	—	—	—	—	(37,037)	—	(37,037)
Balance at March 31, 2022	—	$—	72,673	$7	$537,779	$(427,105)	$(804)	$109,877

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,	Three months ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(37,037)	$(8,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,826	706
Amortization of discount on debt	488	—
Stock-based compensation	8,962	5,171
Allowance for credit losses	1,313	726
Changes in operating assets and liabilities:
Accounts receivable	(2,502)	(3,899)
Prepaid expenses	(806)	(582)
Deferred commissions	(658)	(796)
Accounts payable	(287)	(1,130)
Accrued and other liabilities	5,702	(6,399)
Deferred revenue	14	1,989
Net cash used in operating activities	(21,985)	(12,758)
Cash flows from investing activities:
Purchase of marketable securities	(32,473)	(18,374)
Purchase of property and equipment	(1,340)	(480)
Maturity of marketable securities	9,000	—
Net cash used in investing activities	(24,813)	(18,854)
Cash flows from financing activities:
Proceeds from exercise of stock options	184	1,741
Net cash provided by financing activities	184	1,741
Net change in cash and cash equivalents and restricted cash	(46,614)	(29,871)
Cash and cash equivalents and restricted cash, beginning of period	298,704	220,607
Cash and cash equivalents and restricted cash, end of period	$252,090	$190,736
Supplemental cash flow information:
Cash paid for interest	$472	$—
Cash paid for taxes	$32	$—
Non-cash investing and financing activities:
Changes in capital additions, accrued but not paid	$96	$—
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheet to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	250,934	189,578
Restricted cash	1,156	1,158
Total cash, cash equivalents and restricted cash	$252,090	$190,736

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

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in our Annual Report on Form 10-K, filed with the SEC on March 1, 2022. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other period.

Basis of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on December 31.

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

Revenue by geographic region was as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Revenue:
Americas – U.S.	$51,500	$36,117
Americas – other	2,684	1,734
EMEA	6,284	4,397
APAC	5,582	4,412
Total revenue	$66,050	$46,660

Long-lived assets by geographic region, net, was as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Long-lived assets:
Americas – U.S.	$7,196	$6,847
Americas - others	$—	—
EMEA	$—	—
APAC	784	582
Total long-lived assets	$7,980	$7,429

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

Accounts receivable

Accounts receivable are stated at net realizable value and include unbilled receivables. Unbilled receivables arise primarily when we provide subscriptions services in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at March 31, 2022 and December 31, 2021 included unbilled receivables of $14.0 million, $13.1 million, respectively.

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

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2021	$3,867
Provision for expected credit losses	1,313
Accounts written off	(637)
Balance at March 31, 2022	$4,543

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

Acquisition related expenses

Acquisition related expenses consist primarily of cash payments for third-party acquisition costs and other acquisition related expenses. We recognized $12.7 million and $0.0 million in acquisition related expenses during the three months ended March 31, 2022, and 2021, respectively. For the three months ended March 31, 2022, $0.3 million was recognized on acquisition related spend and $12.4 million was recognized in connection with contingent compensation arrangements, as further discussed in Note 5 “Business Combination.” We entered into contingent compensation arrangements, in which payments will be made after the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones. The compensation arrangements are contingent upon continued post-acquisition employment with us. We account for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met.

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

We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on our income tax return. All of our gross unrecognized tax benefits, if recognized, would not affect its effective tax rate, but would be recorded as an adjustment to equity before consideration of valuation allowances. We do not expect unrecognized tax benefits to decrease within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2022, we have not accrued any interest or penalties related to unrecognized tax benefits. We believe that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote

Stock-based compensation

We issue stock options, restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”) to our employees and other eligible service providers. Stock-based compensation related to stock options is measured at the date of grant and is recognized on a straight-line basis over the service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to estimate the fair value of stock options awarded at the date of grant. Stock-based compensation related to RSUs is measured at the date of grant, net of estimated forfeitures, and recognized ratably over the service period. Stock-based compensation related to PSUs is measured at the date of grant and recognized using the accelerated attribution method, net of estimated forfeitures, over the remaining service period.

Accounting pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. We early adopted this standard on January 1, 2022, using the prospective method.

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

The following table disaggregates our revenue by major source:

	Three months ended March 31,
(in thousands)	2022	2021
Subscription solutions	$47,987	$32,004
Partner and services	18,063	14,656
Total revenue	$66,050	$46,660

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. We recognize revenue from deferred revenue when the services are performed, and the corresponding revenue recognition criteria are met. We recognized $7.2 million of previously deferred revenue during the three months ended March 31, 2022.

The net increase in the deferred revenue balance for the three months ended March 31, 2022, is primarily due to increases in SaaS related subscriptions. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

As of March 31, 2022, we had $153.5 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. We expect to recognize approximately 50% of the remaining performance obligations as revenue in the following 12-month period, and the remaining balance in the periods thereafter.

3. Revenue recognition and deferred costs (continued)

Deferred commissions

Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately three years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features. We include amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. We periodically review the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize an impairment of deferred commissions during the three months ended March 31, 2022, and the year ended December 31, 2021.

Sales commissions of $1.6 million and $1.5 million were deferred for the three months ended March 31, 2022, and 2021, respectively; and deferred commission amortization expense was $1.1 million and $0.7 million for the three months ended March 31, 2022, and 2021, respectively.

4. Fair value measurements, cash equivalents and marketable securities

Financial instruments carried at fair value include cash and cash equivalents, restricted cash, marketable securities, and embedded put options. The carrying amount of accounts receivable, accounts payable, and accrued liabilities approximates fair value due to their relatively short maturities.

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

The following tables summarize the estimated fair value of our cash equivalents, marketable securities and debt.

	As of March 31, 2022
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$220,362	$—	$—	$220,362
U.S treasury securities	$40,200	$—	$—	$40,200
Corporate securities	$—	$84,976	$—	$84,976
Total financial assets	$260,562	$84,976	$—	$345,538

	As of December 31, 2021
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$262,679	$—	$—	$262,679
U.S treasury securities	$21,926	$—	$—	$21,926
Corporate securities	$—	$80,389	$—	$80,389
Total financial assets	$284,605	$80,389	$—	$364,994

4. Fair value measurements, cash equivalents and marketable securities (continued)

The following tables summarize the estimated fair value of our cash equivalents and marketable securities.

	As of March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$220,362	$—	$—	$220,362
Marketable securities:
U.S treasury securities	$40,569	$—	$(369)	$40,200
Corporate securities	$85,410	$—	$(435)	$84,975

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$262,679	$—	$—	$262,679
Marketable securities:
U.S treasury securities	$21,999		$(74)	$21,925
Corporate securities	$80,506	$—	$(117)	$80,389

In September 2021, we issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 (the “Notes”). The estimated fair value of the notes was approximately $262.1 million as of March 31, 2022. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on estimated or actual bids and offers of the Notes in an inactive market on the last business day of the period.

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

The financial results of Feedonomics are included in our financial statements beginning July 23, 2021. For the three-month ended March 31, 2022, our results include $8.8 million of revenue and $0.7 million of net loss in our Condensed Statements of Operations related to Feedonomics.

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

5. Business combinations (continued)

We acquired Feedonomics because it is complementary to our core business. The purchase price was based on the expected financial performance of Feedonomics, not on the value of the net identifiable assets at the time of the acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill. The goodwill amount represents synergies expected to be realized from the business combination and assembled workforce. Assets acquired and liabilities assumed were reviewed and adjusted to their fair values at the date of the acquisition, as necessary. The fair value of the developed technology and the trade name were determined using the relief from royalty method and customer relationships and non-compete agreement were determined using the multi-period excess earning model. The valuation of the intangibles assets incorporate significant unobservable input and require management judgment and estimate, including the amount and timing of the future cashflow and the determination of the discount rate. The goodwill of $41.3 million from this transaction is expected to be deductible for tax purposes. We are still evaluating the tax treatment of contingent compensation arrangements which may be treated as consideration for tax purposes and increase the amount of tax deductible goodwill when paid.

In conjunction with the transaction, we entered into a contingent compensation arrangement with certain employees of Feedonomics for their post-acquisition services, in which $32.5 million will be made to those individuals within ten business days after both the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones for an aggregate amount of $65.0 million. Product milestones include certain product enhancement and integration with existing products and financial milestones include certain revenue and gross margin targets. We account for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met. As the contingent compensation is related to post-acquisition services, it is not considered as part of the purchase price of $81.1 million. We recognized $12.2 million and $0.0 million in additional compensation expense related to these contingent compensation arrangements for the three months ended March 31, 2022, and March 31, 2021, respectively. We include this expense in acquisition related expenses in our condensed consolidated statements of operations.

The preliminary estimated fair value of identifiable intangible assets acquired at the date of the acquisitions are as follows:

(in thousands)	Estimated fair value	Weighted average amortization period (in years)

Developed technology	$11,794	4.0
Customer relationship	$22,525	5.7
Tradename	$2,470	5.0
Non-compete agreement	$162	3.0
Total acquisition-related intangible assets	$36,951

November 2021 Acquisition of Quote Ninja, Inc. (dba B2B Ninja)

During the year ended December 31, 2021, BigCommerce completed the acquisition of Quote Ninja, Inc., a premier enterprise software solution providing leading business-to-business (“B2B”) ecommerce capabilities for merchants of all sizes. The total purchase price was $2.0 million paid from our common stock. In addition to the closing stock consideration, we entered into a contingent compensation arrangement with certain employees of B2B for their post-acquisition services, in which $0.5 million in additional common stock will be paid to those individuals on the first and second anniversaries of the closing for an aggregate amount of $1.0 million The purchase price primarily included $1.1 million of intangible assets and $0.9 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of three years.

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of March 31, 2022.

Definite-lived intangible assets are amortized on a straight-line basis over the useful life. Definite-lived intangible assets amortization was $2.0 million and $0.0 million for the three months ended March 31, 2022, and March 31, 2021, respectively.

6. Goodwill and intangible assets (continued)

Definite-lived intangible assets consists of the following:

(in thousands)	March 31, 2022			December 31, 2021			Weighted average remaining useful life as of March 31, 2022 (in years)
	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount
Developed technology	$12,937	$(2,174)	$10,763	$12,937	$(1,294)	$11,643	3.2
Customer relationship	$22,525	$(2,745)	$19,780	$22,525	$(1,749)	$20,776	5.0
Tradename	$2,470	$(340)	$2,130	$2,470	$(217)	$2,253	4.3
Non-compete agreement	$162	$(38)	$124	$162	$(24)	$138	2.3
Other intangibles	$285	$(87)	$198	$285	$(63)	$222	2.1
Total definite-lived intangible	$38,379	$(5,384)	$32,995	$38,379	$(3,347)	$35,032

As of March 31, 2022, expected amortization expense for definite-lived intangible assets was as follows:

(in thousands)	March 31, 2022

2022 (April 1st through December 31st)	5,968
2023	7,958
2024	7,823
2025	6,134
2026	3,395
Thereafter	1,717
Total	$32,995

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

Our certificate of incorporation and certain contractual arrangements provide for indemnification of our officers and directors for certain events or occurrences. We maintain a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, we have not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of March 31, 2022, or December 31, 2021.

Leases

We lease certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require us to pay taxes, insurance and maintenance costs. Renewal options were not included in the ROU asset and lease liability calculation.

Operating and short-term rent expenses was $1.4 million and $0.9 million for each of the three-month periods ended March 31, 2022, and 2021, respectively. Short-term rent expense was not material for any of the periods presented.

7. Commitments, contingencies, and leases (continued)

Supplemental lease information

Cash flow information (in thousands)	Three months ended March 31,
	2022	2021

Cash paid for operating lease liabilities	$1,326	$972
Right-of-use assets obtained in acquisition	$—	$—

Operating lease information	Three months ended March 31,
	2022	2021

Weighted-average remaining lease-term	5.2 years	5.9 years
Weighted-average discount rate	5.41%	5.46%

The future maturities of operating lease liabilities are as follows:

(in thousands)	March 31, 2022

2022 (April 1st through December 31st)	2,757
2023	3,258
2024	2,985
2025	2,775
2026	2,528
Thereafter	2,852
Total minimum lease payments	$17,155
Less imputed interest	(2,273)
Total lease liabilities	$14,882

8. Other liabilities

The following table summarizes the components of other current liabilities:

	As of March 31,	As of December 31,
(in thousands)	2022	2021
Sales tax payable	$813	$679
Payroll and payroll related expenses	10,795	17,315
Acquisition related compensation	22,559	14,309
Other	3,043	3,951
Other current liabilities	$37,210	$36,254

Included in other long-term liabilities at March 31, 2022 and December 31, 2021, is $11.3 million and $7.2 million, respectively, that has been accrued in connection with the acquisition of Feedonomics and B2B, as further discussed in Note 5 “Business Combination.

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

The Notes are our senior, unsecured obligations and accrue interest at a rate of 0.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes will mature on October 1, 2026, unless earlier converted, redeemed or repurchased by us. Before July 1, 2026, noteholders will have the right to convert their Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar

9. Debt (continued)

quarter ending on December 31, 2021, if the Last Reported Sale Price (as defined in the indenture for the Notes) per share of Common Stock (as defined in the indenture for the Notes) exceeds one hundred and thirty percent (130%) of the Conversion Price (as defined in the indenture for the Notes) for each of at least twenty (20) Trading Days (as defined in the indenture for the notes) (whether or not consecutive) during the thirty (30) consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter; (2) during the five (5) consecutive Business Days (as defined in the indenture for the Notes) immediately after any ten (10) consecutive Trading Day period (such ten (10) consecutive Trading Day period, the “Measurement Period”) if the Trading Price per $1,000 principal amount of Notes for each Trading Day of the Measurement Period was less than ninety eight percent (98%) of the product of the Last Reported Sale Price per share of Common Stock on such Trading Day and the Conversion Rate (as defined in the indenture for the Notes) on such Trading Day; (3) if we call any or all of the Notes for redemption, such Notes called for redemption may be converted any time prior to the close of business on the second business day immediately before the redemption date; or (4) upon the occurrence of specified corporate events. From and after July 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.

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

9. Debt (continued)

The net carrying amount of the Notes consists of the following:

(in thousands)	March 31, 2022	December 31, 2021

Principal balance	$345,000	$345,000
Unamortized issuance costs	$(8,975)	$(9,463)
Carrying value, net	$336,025	$335,537

The total interest expense recognized related to the Notes consists of the following:

	Three months ended March 31,
(in thousands)	2022	2021
Contractual interest expense	$221	$—
Amortization of issuance costs	488	—
Total	$709	$—

Debt fees

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt.

10. Stockholders’ equity (deficit)

Equity Incentive Plans – Stock Options

During the three months ended March 31, 2022, we granted an aggregate of 876,584 shares of stock options, with a weighted average exercise price of $20.25 per share. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions (i) expected term of 6.1 years, (ii) expected volatility of 63%, (iii) risk-free interest rate 1.8% and (iv) expected dividend yield of 0%.

Restricted Stock Units

During the three months ended March 31, 2022, we granted an aggregate of 1,888,396 RSUs with a weighted average grant-date fair value of $20.26. The RSUs vest over the requisite service period of 4 years from the date of grant, subject to the continued employment of the employees.

Stock Based Compensation Expense

Stock-based compensation expense was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended March 31,
(in thousands)	2022	2021
Cost of revenue	$862	$387
Sales and marketing	2,583	1,579
Research and development	2,526	1,148
General and administrative	2,991	2,057
Total stock-based compensation expense	$8,962	$5,171

11. Income taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits. The difference in the 21% U.S. statutory tax rate and the annual forecasted effective tax rate ((.31%) as of March 31, 2022) is primarily a result of valuation allowances offsetting the benefit of forecasted losses in the U.S., Australia, and the United Kingdom. Forecasted income tax expense is primarily related to changes in U.S. deferred tax liabilities associated with amortization of tax deductible goodwill, non-U.S. jurisdictions where we are profitable, withholding taxes in non-U.S jurisdictions, and current state income taxes.

The effective tax rates for the three months ended March 31, 2022, and 2021 were (0.31) % and 0.00 % respectively.

We file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions including Australia, Ireland, Singapore, Ukraine, and the United Kingdom. We believe adequate provision has been made for all income tax uncertainties. We are not currently under audit in any filing jurisdiction. Fiscal years 2017 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject; although, carry forward attributes that were generated in tax years prior to fiscal year 2017 may be adjusted upon examination by the tax authorities up to the close of the statute of limitations on the year in which the attributes are utilized.

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $396 thousand and $0 thousand of tax effected unrecognized tax benefits as of March 31, 2022, and March 31, 2021, respectively, all of which would affect our effective income tax rate if recognized. We recorded no increase in unrecognized tax benefits for the three- month period ended March 31, 2022.

12. Net loss per share

Net loss per share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, which includes both Series 1 and Series 2 outstanding shares. Because we have reported a net loss for the three months ended March 31, 2022, and 2021, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation. Series 1 and Series 2 have the same rights and privileges except Series 2 are not entitled to vote on any matter except as required by law. A pre-IPO preferred shareholder received Series 2 upon the conversion of their preferred shares at the time of our initial public offering. These Series 2 automatically converted to Series 1 upon a qualifying disposition of the shares by the shareholder. A total of  5.1 million shares converted from Series 2 to Series 1 during the year ended period ended December 31, 2021. There are no Series 2 shares outstanding as of March 31, 2022.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three months ended March 31,
(in thousands)	2022	2021
Stock options outstanding	6,307	7,491
Restricted stock units	4,094	1,868
Acquisition related compensation (1)	2,835
Convertible debt	4,719	—
Total potentially dilutive securities	17,955	9,359

(1) In connection with the acquisition of Feedonomics and B2B Ninja, we entered into contingent compensation arrangements for post-acquisition services. Of the $66.0 million to be paid, $62.1 million can be settled in shares of our stock assuming a price of $21.91 per share.

13. Subsequent events

On April 26, 2022, we announced that we completed our acquisition of all of the outstanding equity interests of Bundle B2B Inc., a B2B eCommerce solution that provides advanced B2B functionality seamlessly with BigCommerce's platform. We are currently in the process of finalizing the accounting for this transaction and expect to complete its preliminary allocation of the purchase consideration to the assets and liabilities assumed by the end of the third quarter of 2022.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements with the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” and similar words or phrases. These forward-looking statements include statements concerning the following:

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

Although we believe the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and “Risk Factors,” in this Quarterly Report on Form 10-Q as well as factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. Our strategy is to provide the world’s best combination of freedom of choice and flexibility in a multi-tenant SaaS platform. We describe this strategy as “Open SaaS.” As of March 31, 2022, we served approximately 60,000 online stores and 12,972 accounts with greater than $2,000 in annual contract value.

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

Key business metrics

We review the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue. We have included the activity of Feedonomics in our key business metrics from the acquisition date of July 23, 2021, through March 31, 2022. Our key business metrics, such as annual revenue run-rate, average revenue per account and others are calculated as of the end of the last month of the reporting period. We have excluded any activity pertaining to Feedonomics from our key business metrics for all periods presented that precede its acquisition. As a result, year over year or quarter over quarter metrics will not include Feedonomics’ impact in the base period. Period over period results will be fully comparable after the one-year anniversary of the acquisition.

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

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of March 31, 2022, includes all subscription solutions and professional services billed between January 1, 2022, and March 31, 2022. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

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

The chart below illustrates certain of our key business metrics as of the periods ended:

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total ARR (in thousands)	$280,426	$268,665	$253,524	$209,289	$196,274
Accounts with ACV greater than $2,000	12,972	12,754	12,378	10,986	10,509
% of Total ARR attributable to accounts with ACV greater than $2,000	89%	88%	88%	85%	83%
ARPA attributable to accounts with ACV greater than $2,000	$19,234	$18,598	$17,960	$16,133	$15,582
ARR Attributable to Enterprise Accounts (in thousands)	$188,983	$172,858	$159,866	$122,737	$112,350
% of Total ARR attributable to Enterprise Accounts	67%	64%	63%	59%	57%

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

We generate partner revenue from our technology application ecosystem. Customer’s tailor their stores to meet their feature needs by integrating applications developed by our strategic technology partners. We enter into contracts with our strategic technology partners that are generally for one year or longer. We generate revenue from these contracts in three ways: (1) revenue-sharing arrangements, (2) technology integrations, and (3) partner marketing and promotion. We recognize revenue on a net basis from revenue-sharing arrangements when the underlying transaction occurs.

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

Acquisition related expenses

Acquisition related expenses consists of cash payments for third-party acquisition costs and other acquisition related expenses, including contingent compensation arrangements entered into in connection with acquisitions.

Amortization of intangible assets

Amortization of intangible assets consist of non-cash amortization of acquired intangible assets which were recognized as a result of business combinations and are being amortized over their expected useful life.

Other expenses, net

Other expenses, net consists primarily of interest expense on our convertible debt partially offset by interest income on corporate funds invested in money market instruments and highly liquid short-term investments.

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

Results of operations

The following table sets forth our results of operations for the periods presented:

	Three months ended March 31,
	2022	2021
	(in thousands)
Revenue	$66,050	$46,660
Cost of revenue(1)	17,103	9,250
Gross profit	48,947	37,410
Operating expenses:
Sales and marketing(1)	32,173	20,809
Research and development(1)	20,944	13,535
General and administrative(1)	17,312	11,608
Acquisition related expenses	12,660	—
Amortization of intangible assets	2,037	—
Total operating expenses	85,126	45,952
Loss from operations	(36,179)	(8,542)
Interest income	122	12
Interest expense	(709)	—
Other expense	(156)	(14)
Loss before provision for income taxes	(36,922)	(8,544)
Provision for income taxes	115	0
Net loss	$(37,037)	$(8,544)

(1)	Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$862	$387
Sales and marketing	2,583	1,579
Research and development	2,526	1,148
General and administrative	2,991	2,057
Total stock-based compensation expense	$8,962	$5,171

Revenue by geographic region

The composition of our revenue by geographic region during the three months ended March 2022 and 2021 is as follows:

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue
Americas – U.S.	$51,500	$36,117	$15,383	42.6
Americas – other	2,684	1,734	950	54.8
EMEA	6,284	4,397	1,887	42.9
APAC	5,582	4,412	1,170	26.5
Total Revenue	$66,050	$46,660	$19,390	41.6

Comparison of the three and three months ended March 31, 2022, and March 31, 2021

Revenue

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue
Subscription solutions	$47,987	$32,004	$15,983	49.9%
Partner and services	18,063	14,656	3,407	23.2%
Total revenue	$66,050	$46,660	$19,390	41.6%

Revenue increased $19.4 million, or 41.6%, to $66.1 million for the three months ended March 31, 2022, from $46.7 million for the three months ended March 31, 2021, as a result of increases in both subscription solutions and partner and services revenue as well as the revenue pertaining to the acquisition of Feedonomics. Subscription solutions revenue increased $16.0 million, or 49.9%, to $48.0 million for the three months ended March 31, 2022, from $32.0 million for the three months ended March 31, 2021, primarily due to growth in mid-market and enterprise activity along with strong overall retention. Feedonomics contributed $8.8 million in subscription revenue for the three months ended March 31, 2022. Partner and services revenue increased $3.4 million, or 23.2%, to $18.1 million for the three months ended March 31, 2022, from $14.7 million for the three months ended March 31, 2021, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Cost of revenue, gross profit, and gross margin

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$17,103	$9,250	$7,853	84.9
Gross profit	$48,947	$37,410	$11,537	30.8
Gross margin	74.1%	80.2%

Cost of revenue increased $7.9 million, or 84.9%, to $17.1 million for the three months ended March 31, 2022, from $9.2 million for the three months ended March 31, 2021, primarily as a result of higher hosting costs, resulting from increased transactions processed, of $1.1 million, higher personnel costs, including stock-based compensation expense amounting to $2.9 million and expenses as a result of the acquisition of Feedonomics of $3.5 million. Gross margin decreased to 74.1% during the three months ended March 31, 2022, from 80.2% during the three months ended March 31, 2021.

Operating expenses

Sales and marketing

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$32,173	$20,809	$11,364	54.6
Percentage of revenue	48.7%	44.6%

Sales and marketing expenses increased $11.4 million, or 54.6%, to $32.2 million for the three months ended March 31, 2022, from $20.8 million for the three months ended March 31, 2021, primarily due to higher staffing costs, including stock-based compensation expense of $4.8 million, additional spend to support revenue growth of $2.9 million and operating expenses as a result of the acquisition of Feedonomics of $2.3 million. As a percentage of total revenue, sales and marketing expenses increased to 48.7% during the three months ended March 31, 2022, from 44.6% during the three months ended March 31, 2021, primarily due to increased marketing spend and travel costs experienced as COVID-19 pandemic restrictions are lifted.

Research and development

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$20,944	$13,535	$7,409	54.7
Percentage of revenue	31.7%	29.0%

Research and development expenses increased $7.4 million, or 54.7%, to $20.9 million for the three months ended March 31, 2022, from $13.5 million for the three months ended March 31, 2021, primarily due to higher staffing costs, including stock-based compensation expense of $4.5 million, additional spend to support engineering projects of $0.2 million and expenses as a result of the acquisition of Feedonomics of $2.7 million. As a percentage of total revenue, research and development expenses increased to 31.7% during the three months ended March 31, 2022, from 29.0% during the three months ended March 31, 2021, primarily due to increased investment in product development.

General and administrative

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$17,312	$11,608	$5,704	49.1
Percentage of revenue	26.2%	24.9%

General and administrative expenses increased $5.7 million, or 49.1%, to $17.3 million for the three months ended March 31, 2022, from $11.6 million for the three months ended March 31, 2021. The increase was primarily due to higher staffing costs, including stock-based compensation expense of $3.0 million, costs associated with operating as a public company amounting to $1.5 million and expenses as a result of the acquisition of Feedonomics of $1.0 million.

Acquisition related expenses

Acquisition related expense was $12.7 million for the three months ended March 31, 2022, as a result of acquisition related compensation in conjunction with our business combinations.

Interest income

Interest income was insignificant for each of the three-month periods ended March 31, 2022, and 2021.

Interest expense

Interest expense increased to $0.7 million for the three months ended March 31, 2022, as a result of the Convertible Notes issued in September 2021.

Other expense

Other expense was insignificant for the three months ended March 31, 2022, and 2021.

Provision for income taxes

Our provision for income taxes was insignificant in the three months ended March 31, 2022, and 2021.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(21,985)	$(12,758)
Net cash used in investing activities	$(24,813)	$(18,854)
Net cash provided by financing activities	$184	$1,741
Net increase in cash, cash equivalents and restricted cash	$(46,614)	$(29,871)

As of March 31, 2022, we had $377.3 million in cash, cash equivalents, and restricted cash, an increase of $168.2 million compared to $209.1 million as of March 31, 2021. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.2 million at March 31, 2022 and 2021, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $125.2 million and $18.4 million at March 31, 2022 and 2021 respectively, consists of investments in debt securities. We maintain cash account balances in excess of FDIC-insured limits.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2022, and 2021 was $22.0 million and $12.8 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2022, and 2021 was $24.8 million and $18.9 million, respectively. In the three months ended March 31, 2022, this consists primarily of the purchases of marketable securities of $32.5 million, the purchases of property and equipment of $1.3 million partially offset by the maturity of marketable securities of $9.0 million. In the three months ended March 31, 2021, this consisted primarily of purchases of marketable securities of $18.4 million and the purchases of property and equipment of $0.5 million.

Financing activities

Net cash provided by financing activities during the three months ended March 31, 2022, and 2021 was $0.2 million and $1.7 million, respectively. In the three months ended March 31, 2022, this consisted of the proceeds from the issuance of shares of Series 1 common stock pursuant to the exercise of stock options of $0.2 million. In the three months ended March 31, 2021, this consisted of the proceeds from the issuance of shares of Series 1 common stock pursuant to the exercise of stock options of $1.7 million.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022, or as of December 31, 2021.

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

Except for changes resulting from the acquisition of Feedonomics in July 2021, including purchase price allocation and valuation of acquired intangibles, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2022, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2022, that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”).

As disclosed in Part II, Item 9A, “Controls and Procedures” in our Form 10-K, we identified material weaknesses in internal control over financial reporting in the following areas:

(i)	IT program change management

We did not maintain effective controls over program change management for financially significant applications to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately

Status of remediation efforts

In response to the material weakness identified and described above, our management, with the oversight of the Audit Committee of our Board of Directors, will continue through 2022 to dedicate significant efforts and resources to further improve our control environment and to take steps to remediate this material weakness.

Changes in internal control over financial reporting

Except for changes in connection with the implementation of remediation measures or as described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our current international operations and future initiatives involve a variety of risks, including:

•	geopolitical crises, such as the Russian invasion of Ukraine and other escalating global tensions that could lead to disruption, instability and volatility in global markets and industries;
•	changes in a country’s or region’s political or economic conditions;
•	the need to adapt and localize our platform for specific countries;
•	greater difficulty collecting accounts receivable and longer payment cycles;
•	potential changes in trade relations arising from policy initiatives critical of existing and proposed trade agreements;
•	unexpected changes in laws, regulatory requirements, taxes, or trade laws;
•	more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, increasingly common around the globe;
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

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash; and
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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our platform. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, Australia, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on IT and negatively affect our business. In particular, given our investment in our development capabilities in Ukraine, political turmoil, warfare, or terrorist attacks in Ukraine could negatively affect our business. Political and military events in Ukraine, including the ongoing war between Ukraine and Russia, poor relations between the U.S. and Russia, and sanctions by the international community against Russia or separatist areas of Ukraine may also have an adverse impact on our employees, customers, partners, and vendors. In turn, any of these may adversely impact our ability to grow our business and negatively affect our results of operations. To the extent our platform is perceived by customers and potential customers as costly, or too difficult to launch or migrate to, it would negatively affect our growth. Our revenue may be disproportionately affected by delays or reductions in general IT spending. Competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, consolidation in certain industries may result in reduced overall spending on our platform. We cannot predict the timing, strength, or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, including as a result of recent political and military events in Ukraine, our business, results of operations and financial condition could be adversely affected.

Operations at our strategic development center in Kyiv, Ukraine have been impacted as a result of the ongoing military action by Russia in Ukraine and our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy resulting from the conflict in Ukraine or the unavailability of our personnel in Ukraine.

We have historically operated a strategic development center in Ukraine where we employed 106 individuals as of December 31, 2021. We have also invested significant resources in Ukraine over the last several years. As a result, warfare, political turmoil or terrorist attacks in Ukraine could negatively affect our Ukrainian operations and our business. On February 24, 2022, Russian troops invaded Ukraine.

As a result of the ongoing war, we assisted many of our employees in Kyiv in relocating to neighboring countries to the extent they desired to do so. While the war in Ukraine has not had a material negative impact on the Company or its financial performance to date, the ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks, and other critical infrastructure necessary to conduct business in Ukraine and neighboring countries. As the scope and intensity of the war changes rapidly, we are continuing to receive reports on our employees, operations and facilities and monitoring the evolving situation.

The war between Russia and Ukraine has resulted in the imposition of sanctions by the United States, other North Atlantic Treaty Organization ("NATO") member states, as well as non-member states against Russia, certain Russian citizens, and enterprises. More generally, the conflict has led to and could lead to further disruptions in the global financial markets and economy, including, without limitation, currency volatility, inflation and instability in the global capital markets. In addition, Russia's prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions being levied by the United States, European Union and other countries against Russia, with additional potential sanctions threatened and/or proposed. Russia's military incursion and the resulting sanctions could adversely affect the global economy and financial markets and thus could affect our business, operations, operating results and financial condition as well as the price of our common stock. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10K.

The risk of cybersecurity incidents has increased in connection with the ongoing war, driven by justifications such as retaliation for the sanctions imposed in conjunction with the war, or in response to certain companies’ continued operations in Russia. For example, the war has been accompanied by cyberattacks against the Ukrainian government and other countries in the region. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations and could increase the frequency and severity of cyber-based attacks against our information technology systems. The proliferation of malware from the war into systems unrelated to the war or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia or U.S. support of Ukraine, could also adversely affect our operations.

Even if the war moderates or a resolution between Ukraine and Russia is reached, we expect that we may continue to experience ongoing financial and operational impacts resulting from the war for the foreseeable future as Ukraine rebuilds its economy and infrastructure. Additionally, certain of the economic and other sanctions imposed, or that may be imposed, against Russia may continue for a period of time after any resolution has been reached.

The COVID-19 pandemic continues to present uncertainty regarding our business and may continue to materially and adversely affect our business, financial condition and results of operations.

There is uncertainty regarding the nature and degree of the pandemic’s ongoing impacts on our business. During portions of the pandemic, we experienced heightened revenue growth, as our customers rapidly shifted in response to the increased demand for online shopping alternatives to traditional shopping experiences.  We expect that our revenue growth rates may continue to be impacted as consumer behavior evolves in response to the evolving pandemic, traditional retail venues fully reopening and other factors.

In addition, the COVID-19 pandemic, and the actions taken in response to the pandemic, have led to global supply chain challenges, reduced availability of goods and inflation, each of which may impact our customers and could ultimately impact demand for our services. We expect these disruptions and impacts to continue. In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business, including transitioning employees across all our offices to remote work-from-home arrangements and then hybrid in office and remote work. The COVID-19 pandemic may also disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick, or for dependents for whom external care is not available. It could cause delays or disruptions in services provided by key suppliers and vendors including supply chain delays, make us, our partners, and our service providers more vulnerable to security breaches, denial of service attacks or other hacking or phishing attacks, or cause other unpredictable effects.

Since the impact of the COVID-19 pandemic is ongoing, the effect of the COVID-19 pandemic and the related impact on the global economy may not be fully reflected in our results of operations until future periods. The full impact of the pandemic on our business will continue to depend on future developments, including but not limited to, the emergence of new coronavirus variants, the duration of the pandemic, the actions undertaken to contain the virus or mitigate its impacts, including actions mandated by federal, state and local governments and health authorities and changing public health directives or restrictions, vaccine efficacy against COVID-19 variants, current or future travel restrictions and how quickly and to what extent normal global economic and operating conditions can or will resume, all of which are rapidly evolving and are difficult to predict. Volatility in the capital markets has been heightened during recent months and such volatility may continue, which may cause further declines in the price of our common stock.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers or if increased prices may lead to decreased spending by our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced, and may continue to experience, pressure on our business generation and cost of business. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

None.

(c)	Repurchases

(in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or program
January 2022	—	—	—	—
February 2022	1	$3.22	—	—
March 2022	—	—	—	—
Total	1	$3.22	$—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement by and among BigCommerce Holdings, Inc, BigCommerce Omni LLC, Feedonomics LLC, and certain other affiliated parties and significant equity holders of Feedonomics LLC, dated July 23, 2021	8-K	001-39423	2.1	July 23, 2021

3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 10, 2021

3.2	Amended and Restated Bylaws of the registrant.	8-K	001-39423	3.2	August 10, 2021

4.1	Indenture, dated September 14, 2021, between Registrant and U.S Bank National Association	8-K	001-39423	4.1	September 15, 2021

4.2	Form of certificate representing the 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	September 15, 2021

10.1	Form of Capped Call Confirmation	8-K	001-39423	10.1	September 15, 2021

10.2**	Offer Letter dated May 1, 2014, by and between the Registrant and Robert Alvarez

10.3**	Amendment to Offer Letter dated February 11, 2019, by and between the Registrant and Robert Alvarez

10.4**	Offer Letter dated October 7, 2015, by and between the Registrant and Russell Klein

10.5**	Promotion Letter dated December 26, 2017, executed by Russell Klein

10.6**	Amendment to Offer Letter dated March 2, 2019, by and between the Registrant and Russell Klein

10.7**	Offer Letter dated April 7, 2021, by and between the Registrant and Robert Kaloustian

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

BigCommerce Holdings, Inc.

Date: May 4, 2022	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Date: May 4, 2022	By:	/s/ Robert Alvarez
Robert Alvarez
Chief Financial Officer