Form 10-Q
period 2022-06-30
BigCommerce Holdings, Inc.
filed 2022-08-08
CIK 1626450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of June 30, 2022, the registrant had 73,376,095 shares of common stock, $0.0001 par value per share outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

BigCommerce Holdings, Inc.

BigCommerce Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$220,550	$297,561
Restricted cash	1,331	1,143
Marketable securities	138,109	102,315
Accounts receivable, net	45,908	39,806
Prepaid expenses and other assets	8,944	9,710
Deferred commissions	5,138	4,013
Total current assets	419,980	454,548
Property and equipment, net	9,314	7,429
Right-of-use-assets	10,889	9,515
Prepaid expenses, net of current portion	588	831
Deferred commissions, net of current portion	6,662	5,673
Intangible assets, net	31,416	35,032
Goodwill	49,742	42,432
Total assets	$528,591	$555,460
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,283	$8,211
Accrued liabilities	2,137	2,941
Deferred revenue	15,224	12,752
Current portion of operating lease liabilities	2,799	2,653
Other current liabilities	52,186	36,254
Total current liabilities	78,629	62,811
Deferred revenue, net of current portion	1,454	1,359
Long-term debt	336,515	335,537
Operating lease liabilities, net of current portion	11,276	10,217
Other long-term liabilities, net of current portion	15,738	7,248
Total liabilities	443,612	417,172
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized at June 30, 2022 and December 31, 2021; 0 shares issued and outstanding, at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000 shares Series 1 and, 5,051 shares Series 2 authorized at June 30, 2022 and December 31, 2021; 73,388 and 72,311 shares Series 1 issued and outstanding at June 30, 2022 and December 31, 2021, respectively, and 0 shares Series 2 issued and, outstanding at June 30, 2022, and December 31, 2021, respectively	7	7
Additional paid-in capital	552,752	528,540
Accumulated other comprehensive loss	(1,070)	(191)
Accumulated deficit	(466,710)	(390,068)
Total stockholders’ equity	84,979	138,288
Total liabilities and stockholders’ equity	$528,591	$555,460

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue	$68,203	$49,013	$134,253	$95,673
Cost of revenue	16,860	10,185	33,963	19,435
Gross profit	51,343	38,828	100,290	76,238
Operating expenses:
Sales and marketing	34,348	22,157	66,521	42,966
Research and development	22,394	14,725	43,339	28,260
General and administrative	19,211	13,110	36,523	24,718
Acquisition related expenses	12,521	1,107	25,181	1,107
Amortization of intangible assets	2,009	—	4,046	—
Total operating expenses	90,483	51,099	175,610	97,051
Loss from operations	(39,140)	(12,271)	(75,320)	(20,813)
Interest income	577	29	699	41
Interest expense	(705)	—	(1,414)	—
Other expense	(297)	27	(452)	13
Loss before provision for income taxes	(39,565)	(12,215)	(76,487)	(20,759)
Provision for income taxes	40	6	155	6
Net loss	$(39,605)	$(12,221)	$(76,642)	$(20,765)
Basic and diluted net loss per share attributable to common stockholders	$(0.54)	$(0.17)	$(1.05)	$(0.30)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	73,084	70,622	72,782	70,194

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net loss	$(39,605)	$(12,221)	$(76,642)	$(20,765)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(266)	—	(879)	—
Total comprehensive loss	$(39,871)	$(12,221)	$(77,521)	$(20,765)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	—	$—	72,311	$7	$528,540	$(390,068)	$(191)	$138,288
Exercise of stock options	—	—	272	—	277	—	—	277
Release of restricted stock units	—	—	90	—	—	—	—	0
Stock-based compensation	—	—	—	—	8,962	—	—	8,962
Total other comprehensive loss	—	—	—	—	—	—	(613)	(613)
Net loss	—	—	—	—	—	(37,037)	—	(37,037)
Balance at March 31, 2022	—	$—	72,673	$7	$537,779	$(427,105)	$(804)	$109,877
Exercise of stock options, net of shares withheld for taxes	—	—	208	—	(219)	—	—	(219)
Release of restricted stock units	—	—	248	—	—	—	—	—
Issuance of common stock as consideration for an acquisition	—	—	259	—	4,614	—	—	4,614
Stock-based compensation	—	—	—	—	10,578	—	—	10,578
Total other comprehensive loss	—	—	—	—	—	—	(266)	(266)
Net loss	—	—	—	—	—	(39,605)	—	(39,605)
Balance at June 30, 2022	—	$—	73,388	$7	$552,752	$(466,710)	$(1,070)	$84,979

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2020	—	$—	69,512	$7	$530,143	$(313,391)	$—	$216,759
Exercise of stock options	—	—	784	—	1,952	—	—	1,952
Stock-based compensation	—	—	—	—	5,171	—	—	5,171
Net loss	—	—	—	—	—	(8,544)	—	(8,544)
Balance at March 31, 2021	—	$—	70,296	$7	$537,266	$(321,935)	$—	$215,338
Exercise of stock options	—	—	509	—	1,428	—	—	1,428
Release of restricted stock units	—	—	305	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,522	—	—	6,522
Net loss	—	—	—	—	—	(12,221)	—	(12,221)
Balance at June 30, 2021	—	$—	71,110	$7	$545,216	$(334,156)	$—	$211,067

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,	Six months ended June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(76,642)	$(20,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,647	1,437
Amortization of discount on debt	978	—
Stock-based compensation	19,540	11,693
Allowance for credit losses	3,399	1,627
Changes in operating assets and liabilities:
Accounts receivable	(9,501)	(7,710)
Prepaid expenses	1,010	408
Deferred commissions	(2,055)	(1,453)
Accounts payable	(1,929)	(376)
Accrued and other liabilities	21,252	(3,899)
Deferred revenue	2,441	1,632
Net cash used in operating activities	(35,860)	(17,406)
Cash flows from investing activities:
Cash paid for acquisition	(696)	—
Purchase of property and equipment	(3,486)	(1,644)
Maturity of marketable securities	42,600	—
Purchase of marketable securities	(79,273)	(30,397)
Net cash used in investing activities	(40,855)	(32,041)
Cash flows from financing activities:
Proceeds from exercise of stock options	(108)	2,868
Net cash provided by (used in) financing activities	(108)	2,868
Net change in cash and cash equivalents and restricted cash	(76,823)	(46,579)
Cash and cash equivalents and restricted cash, beginning of period	298,704	220,607
Cash and cash equivalents and restricted cash, end of period	$221,881	$174,028
Supplemental cash flow information:
Cash paid for interest	$472	$—
Cash paid for taxes	$32	$—
Noncash investing and financing activities:
Changes in capital additions, accrued but not paid	$105	$—
Fair value of shares issued as consideration for acquisition	$4,614	$—
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheet to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	220,550	172,872
Restricted cash	1,331	1,156
Total cash, cash equivalents and restricted cash	$221,881	$174,028

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

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in our Annual Report on Form 10-K, filed with the SEC on March 1, 2022. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other period.

Basis of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on December 31.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires certain financial instruments to be recorded at fair value; requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods. Significant estimates, judgments, and assumptions in these consolidated financial statements include: allocating variable consideration for revenue recognition; the amortization period for deferred commissions; the allowance for credit losses and a determination of the deferred tax asset valuation allowance. Because of the use of estimates inherent in financial reporting process actual results could differ and the differences could be material to our consolidated financial statements.

2. Summary of significant accounting policies (continued)

Segment and geographic information

Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Accordingly, we have determined that we operate as a single operating and reportable segment.

Revenue by geographic region was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Americas – U.S.	$52,760	$37,544	$104,260	$73,654
Americas – other	2,988	1,906	5,672	3,641
EMEA	6,802	4,782	13,086	9,185
APAC	5,653	4,781	11,235	9,193
Total revenue	$68,203	$49,013	$134,253	$95,673

Long-lived assets by geographic region was as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Long-lived assets:
Americas – U.S.	$8,534	$6,847
Americas - others	—	—
EMEA	432	256
APAC	348	326
Total long-lived assets	$9,314	$7,429

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

2. Summary of significant accounting policies (continued)

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

Accounts receivable

Accounts receivable are stated at net realizable value and include unbilled receivables. Unbilled receivables arise primarily when we provide subscriptions services in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at June 30, 2022 and December 31, 2021 included unbilled receivables of $16.6 million, $13.1 million, respectively.

We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for credit losses for accounts receivable deemed uncollectible. Upon adoption of ASU 2016-13, we analyzed the accounts receivable portfolio for significant risks, historical activity, and an estimate of future collectability to determine the amount that will ultimately be collected. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to our accounts receivable include the delinquency level, customer type, and current economic environment. The estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers, our assessment of the overall portfolio and general economic conditions.

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2021	$3,867
Provision for expected credit losses	1,313
Accounts written off	(637)
Balance at March 31, 2022	4,543
Provision for expected credit losses	2,086
Accounts written off	(636)
Balance at June 30, 2022	$5,993

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

2. Summary of significant accounting policies (continued)

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

Software development costs associated with internal use software, which are incurred during the application development phase and meet other requirements under the guidance are capitalized. As of June 30, 2022, we have capitalized $1.4 million. As of December 31, 2021, software costs eligible for capitalization were not significant.

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

Business combinations

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

Acquisition related expenses

Acquisition related expenses consist primarily of cash payments for third-party acquisition costs and other acquisition related expenses. We recognized $12.5 million and $25.2 million in acquisition related expenses during the three and six months ended June 30, 2022, respectively. For the six months ended June 30, 2022, $0.4 million was recognized on acquisition related spend and $24.8 million was recognized in connection with contingent compensation arrangements entered with our fiscal 2021 acquisitions, as further discussed in Note 5 “Business Combination” and Note 13 “Subsequent events”. We entered into contingent compensation arrangements, in which payments will be made after the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones. The compensation arrangements are contingent upon continued post-acquisition employment with us. We account for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met.

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

2. Summary of significant accounting policies (continued)

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

We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on our income tax return. All of our gross unrecognized tax benefits, if recognized, would not affect its effective tax rate, but would be recorded as an adjustment to equity before consideration of valuation allowances. We do not expect unrecognized tax benefits to decrease within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2022, we have not accrued any interest or penalties related to unrecognized tax benefits. We believe that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.

Stock-based compensation

We issue stock options, restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”). Stock-based compensation related to stock options is measured at the date of grant and is recognized on a straight-line basis over the service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to estimate the fair value of stock options awarded at the date of grant. Stock-based compensation related to restricted stock units is measured at the date of grant, net of estimated forfeitures, and recognized ratably over the service period.  Stock-based compensation related to performance based restricted stock units is measured at the date of grant and recognized using the accelerated attribution method, net of estimated forfeitures, over the remaining service period.

Accounting pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. We early adopted this standard on January 1, 2022, using the prospective method. There is no material impact to our consolidated financial statements for the six months ended June 30, 2022 as a result of the adoption.

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

The following table disaggregates our revenue by major source:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Subscription solutions	$51,285	$33,955	$99,272	$65,959
Partner and services	16,918	15,058	34,981	29,714
Total revenue	$68,203	$49,013	$134,253	$95,673

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. We recognize revenue from deferred revenue when the services are performed, and the corresponding revenue recognition criteria are met. We recognized $9.5 million of previously deferred revenue during the six months ended June 30, 2022.

The net increase in the deferred revenue balance for the six months ended June 30, 2022 is primarily due to increases in SaaS related subscriptions. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

As of June 30, 2022, we had $152.6 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. We expect to recognize approximately 51% of the remaining performance obligations as revenue in the following 12-month period, and the remaining balance in the periods thereafter.

3. Revenue recognition and deferred costs (continued)

Deferred commissions

Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately three years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features. We include amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. We periodically review the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize an impairment of deferred commissions during the six months ended June 30, 2022 and the year ended December 31, 2021.

Sales commissions of $4.4 million and $2.9 million were deferred for the six months ended June 30, 2022 and 2021, respectively; and deferred commission amortization expense was $2.3 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.

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

The following tables summarize the estimated fair value of our cash equivalents, marketable securities and debt.

	As of June 30, 2022
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$194,712	$—	$—	$194,712
U.S. treasury securities	$39,505	$—	$—	$39,505
Corporate securities	$—	$98,604	$—	$98,604
Total financial assets	$234,217	$98,604	$—	$332,821

	As of December 31, 2021
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$262,679	$—	$—	$262,679
U.S. treasury securities	$21,926	$—	$—	$21,926
Corporate securities	$—	$80,389	$—	$80,389
Total financial assets	$284,605	$80,389	$—	$364,994

4. Fair value measurements, cash equivalents and marketable securities (continued)

The following tables summarize the estimated fair value of our cash equivalents and marketable securities.

	As of June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$194,712	$—	$—	$194,712
Marketable securities:
U.S. treasury securities	$40,019	$—	$(514)	$39,505
Corporate securities	$99,160	$—	$(556)	$98,604

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$262,679	$—	$—	$262,679
Marketable securities:
U.S. treasury securities	$21,999	$—	$(74)	$21,925
Corporate securities	$80,506	$—	$(117)	$80,389

In September 2021, we issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 (the “Notes”). The estimated fair value of the notes was approximately $244.0 million as of June 30, 2022. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on estimated or actual bids and offers of the Notes in an inactive market on the last business day of the period.

5. Business combinations

Fiscal 2022

April 2022 Acquisition of Bundle B2B Inc.

On April 25, 2022, BigCommerce completed its acquisition of Bundle B2B, Inc., (“Bundle”) a B2B eCommerce solution that provides advanced B2B functionality seamlessly with BigCommerce’s platform. The total purchase price was $7.7 million. We acquired Bundle because it is complementary to our core business and will allow us to expand our product offerings to our merchant base. The purchase price was based on the expected financial performance of Bundle, not on the value of the net identifiable assets at the time of the acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill. The purchase price included the issuance of common stock in the amount of $4.6 million, cash of $0.8 million, an escrow withheld in the amount of $0.9 million and $1.4 million of contingent consideration. The amount held in escrow will be paid out on the first anniversary date with the issuance of the stock based on the fair value of our common stock on the date of payment. Of the $1.4 million contingent consideration, $0.7 million is tied to the migration of old merchants to updated plans over a 6-months period from acquisition date and the remaining $0.7 million is tied to ongoing performance measures over a 12-months period from the acquisition date. The purchase price primarily included $0.4 million of developed technology and $7.3 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which consisted of developed technology, have estimated useful lives of four years. Our purchase accounting is not yet complete, and the fair value of asset acquired, and liabilities assumed, including valuation of intangible assets, may change as additional information is received during the measurement period. The measurement period will end no later than one year from the acquisition date. The pro forma financial information assuming fiscal 2022 acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

5. Business combinations (continued)

Fiscal 2021

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

The table below summarizes the estimated fair value of the asset acquired and liability assumed at the date of the acquisition.

(in thousands)	July 23rd, 2021

Accounts receivable	$3,107
Prepaid expenses and other assets	$108
Acquisition related intangible assets	$36,951
Other non-current assets	$458
Accounts payable and accrued liabilities	$287
Customer prepaid liabilities	$225
Operating lease liabilities	$345
Net asset acquired, excluding goodwill	$39,767
Total purchase consideration	$81,066
Goodwill	$41,299

We acquired Feedonomics because it is complementary to our core business. The purchase price was based on the expected financial performance of Feedonomics, not on the value of the net identifiable assets at the time of the acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill. The goodwill amount represents synergies expected to be realized from the business combination and assembled workforce. Assets acquired and liabilities assumed were reviewed and adjusted to their fair values at the date of the acquisition, as necessary. The fair value of the developed technology and the trade name were determined using the relief from royalty method and customer relationships and non-compete agreement were determined using the multi-period excess earning model. The valuation of the intangibles assets incorporate significant unobservable input and require management judgment and estimate, including the amount and timing of the future cashflow and the determination of the discount rate. The goodwill of $41.3 million from this transaction is deductible for tax purposes and will be amortized over 15 years beginning in the month of acquisition. We have evaluated the tax treatment of contingent compensation arrangements which will be treated as consideration for tax purposes and increase the amount of tax deductible goodwill when paid.

In conjunction with the transaction, we entered into a contingent compensation arrangement with certain employees of Feedonomics for their post-acquisition services, in which $32.5 million will be made to those individuals within ten business days after both the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones for an aggregate amount of $65.0 million. Product milestones include certain product enhancement and integration with existing products and financial milestones include certain revenue and gross margin targets. We account for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met. As the contingent compensation is related to post-acquisition services, it is not considered as part of the purchase price of $81.1 million. We recognized $24.8 million and $0.0 million in additional compensation expense related to these contingent compensation arrangements for the six months ended June 30, 2022 and June 30, 2021, respectively. We include this expense in acquisition related expenses in our condensed consolidated statements of operations. Further, we elected to make the first contingent compensation payment of $32.5 million in cash and made that payment on August 3, 2022.

5. Business combinations (continued)

The estimated fair value of identifiable intangible assets acquired at the date of the acquisitions are as follows:

(in thousands)	Estimated fair value	Weighted average amortization period (in years)

Developed technology	$11,794	4.0
Customer relationship	$22,525	5.7
Tradename	$2,470	5.0
Non-compete agreement	$162	3.0
Total acquisition-related intangible assets	$36,951

November 2021 Acquisition of Quote Ninja, Inc. (dba B2B Ninja)

During the year ended December 31, 2021, BigCommerce completed the acquisition of Quote Ninja, Inc., a premier enterprise software solution providing leading business-to-business (“B2B”) ecommerce capabilities for merchants of all sizes. The total purchase price was $2.0 million paid from our common stock. In addition to the closing stock consideration, we entered into a contingent compensation arrangement with certain employees of B2B for their post-acquisition services, in which $0.5 million in additional common stock will be paid to those individuals on the first and second anniversaries of the closing for an aggregate amount of $1.0 million. The purchase price primarily included $1.1 million of intangible assets and $0.9 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of three years.

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The change in goodwill of $7.3 million from December 31, 2021 to June 30, 2022, resulted from the acquisition of Bundle, as further discussed in Note 5 “Business Combinations.”

Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of June 30, 2022.

Definite-lived intangible assets are amortized on a straight-line basis over the useful life. Definite-lived intangible assets amortization was $4.0 million and $0.0 million for six months ended June 30, 2022 and June 30, 2021 respectively.

Definite-lived intangible assets consists of the following:

(in thousands)	June 30, 2022			December 31, 2021			Weighted average remaining useful life as of June 30, 2022 (in years)
	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount
Developed technology	$13,367	$(3,026)	$10,341	$12,937	$(1,294)	$11,643	3.0
Customer relationship	$22,525	$(3,742)	$18,783	$22,525	$(1,749)	$20,776	4.8
Tradename	$2,470	$(464)	$2,006	$2,470	$(217)	$2,253	4.1
Non-compete agreement	$162	$(51)	$111	$162	$(24)	$138	2.1
Other intangibles	$285	$(110)	$175	$285	$(63)	$222	1.8
Total definite-lived intangible	$38,809	$(7,393)	$31,416	$38,379	$(3,347)	$35,032

6. Goodwill and intangible assets (continued)

As of June 30, 2022, expected amortization expense for definite-lived intangible assets was as follows:

(in thousands)	June 30, 2022

2022 (July 1st through December 31st)	4,033
2023	8,065
2024	7,930
2025	6,241
2026	3,429
Thereafter	1,718
Total	$31,416

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

Our certificate of incorporation and certain contractual arrangements provide for indemnification of our officers and directors for certain events or occurrences. We maintain a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, we have not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of June 30, 2022 or December 31, 2020.

Leases

We lease certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require us to pay taxes, insurance and maintenance costs. Renewal options were not included in the ROU asset and lease liability calculation.

Operating and short-term rent expenses was $1.0 million and $0.9 million for the three-month periods ended June 30, 2022 and 2021, respectively and was $2.0 million and $1.8 million for the six month periods ended June 30, 2022 and 2021, respectively. Short-term rent expense was not material for any of the periods presented.

Supplemental lease information

Cash flow information (in thousands)	Six months ended June 30,
	2022	2021

Cash paid for operating lease liabilities	$2,092	$1,947
Right-of-use assets obtained in acquisition	$—	$—

Operating lease information	Six months ended June 30,
	2022	2021

Weighted-average remaining lease-term	5.02	5.75
Weighted-average discount rate	5.41%	5.46%

7. Commitments, contingencies, and leases (continued)

The future maturities of operating lease liabilities are as follows:

(in thousands)	June 30, 2022

2022 (July 1st through December 31st)	1,823
2023	3,254
2024	2,985
2025	2,775
2026	2,528
Thereafter	2,852
Total minimum lease payments	$16,217
Less imputed interest	(2,074)
Total lease liabilities	$14,143

8. Other liabilities

The following table summarizes the components of other current liabilities:

	As of June 30,	As of December 31,
(in thousands)	2022	2021
Sales tax payable	$973	$679
Payroll and payroll related expenses	15,456	17,315
Acquisition related compensation	32,992	14,309
Other	2,765	3,951
Other current liabilities	$52,186	$36,254

Included in other long-term liabilities at June 30, 2022 and December 31, 2021, is $15.4 million and $7.2 million, respectively, that has been accrued in connection with the acquisition of Feedonomics and B2B, as further discussed in Note 5 “Business Combinations.”

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

9. Debt (continued)

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

In accounting for the issuance of the Notes, we recorded the Notes as a liability at face value. The effective interest rate for the Notes was 0.84%. Transaction costs of $10.0 million, attributable to the issuance of the Notes were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense over the term of the Notes

2021 Capped Call Transactions

In connection with the pricing of the 2021 Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions.

We used $35.6 million of the net proceeds from the Notes to enter into privately negotiated capped call instruments the (“Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions are generally expected to reduce potential dilution to holders of our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes upon conversion of the Notes in the event that the market price per share of our common stock is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap.

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

The net carrying amount of the Notes consists of the following:

(in thousands)	June 30, 2022	December 31, 2021

Principal balance	$345,000	$345,000
Unamortized issuance costs	$(8,485)	$(9,463)
Carrying value, net	$336,515	$335,537

9. Debt (continued)

The total interest expense recognized related to the Notes consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Contractual interest expense	$216	$—	$437	$—
Amortization of issuance costs	489	—	977	—
Total	$705	$—	$1,414	$—

Debt fees

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt.

10. Stockholders’ equity (deficit)

Equity Incentive Plans – Stock Options

During the six months ended June 30, 2022, we granted an aggregate of 876,584 shares of stock options, with a weighted average exercise price of $20.25 per share. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions (i) expected term of 6.1 years, (ii) expected volatility of 63%, (iii) risk-free interest rate 1.8% and (iv) expected dividend yield of 0%.

Restricted Stock Units

During the six months ended June 30, 2022, we granted an aggregate of 2,263,969 RSUs with a weighted grant-date fair value of $19.14. The RSUs vest over the requisite service period of 4 years from the date of grant, subject to the continued employment of the employees.

Stock Based Compensation Expense

Stock-based compensation expense was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$978	$526	$1,840	$913
Sales and marketing	3,137	1,943	5,720	3,522
Research and development	3,029	1,466	5,555	2,614
General and administrative	3,434	2,587	6,425	4,644
Total stock-based compensation expense	$10,578	$6,522	$19,540	$11,693

11. Income taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

Our provision for incomes taxes reflected an effective tax rate of (0.11) % and (0.05) % for the three months ended June 30, 2022 and 2021 respectively and (0.20)% and (0.03)%, for the six months ended June 30, 2022 and 2021 respectively. The difference in the 21% U.S. statutory tax rate and the effective tax rates for all periods is primarily a result of valuation allowances offsetting the benefit of forecasted losses in the U.S., Australia, and the United Kingdom. The income tax expense recorded for the three and six months ended June 30, 2022 is primarily related to foreign jurisdictions in which we are profitable, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, and state taxes in certain states in which we have taxable

11. Income taxes (continued)

income. These tax expenses are offset by the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with our business combination occurring during the three months ended June 30, 2022.

The income tax expense recorded for the three and six months ended June 30, 2021 is primarily related to foreign jurisdictions in which we are profitable and state taxes in certain states in which we have taxable income.

We have historically incurred operating losses in the United States, Australia, and the United Kingdom and, given our cumulative losses and limited history of profits, have recorded a valuation allowance against the net deferred tax assets in these jurisdictions, exclusive of any tax deductible goodwill, at June 30, 2022 and June 30, 2021, respectively.

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

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $396 thousand and $0 thousand of tax effected unrecognized tax benefits as of June 30, 2022, and June 30, 2021, respectively, all of which would affect our effective income tax rate if recognized. We recorded no increase in unrecognized tax benefits for the three- month period ended June 30, 2022.

12. Net loss per share

Net loss per share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because we have reported a net loss for the three and six months ended June 30, 2022, and 2021, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation. Series 1 and Series 2 have the same rights and privileges except Series 2 are not entitled to vote on any matter except as required by law. A pre-IPO preferred shareholder received Series 2 upon the conversion of their preferred shares at the time of our initial public offering, all of which were subsequently converted to shares of Series 1 common stock. There are no Series 2 shares outstanding as of June 30, 2022. Series 1 common stock is referred to as common stock throughout, unless otherwise noted.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of June 30,
(in thousands)	2022	2021
Stock options outstanding	6,064	6,985
Restricted stock units	4,119	1,646
Acquisition related compensation (1)	2,041	—
Convertible debt	4,719	—
Total potentially dilutive securities	16,943	8,631

(1)

In connection with the acquisition of Feedonomics and B2B Ninja, we entered into contingent compensation arrangements for post-acquisition services. Additionally, our acquisition of Bundle included $1.5 million of contingent consideration. Of the $35.0 million to be paid, $33.1 million can be settled in our own stock assuming a price of $16.20 per share.

13. Subsequent events

As further discussed in Note 5, “Business Combinations,” on July 23, 2021 we acquired substantially all of the assets and assumed certain specified liabilities of Feedonomics. In conjunction with this transaction, we entered into a contingent compensation arrangement with certain employees of Feedonomics for their post-acquisition services, in which $32.5 million will be made to those individuals within ten business days after both the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones for an aggregate amount of $65.0 million. We may elect to make each payment in either cash or by issuing our own common stock. On August 3, 2022, we made the first payment of $32.5 million and elected to make that in cash.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” and similar words or phrases. These forward-looking statements include statements concerning the following:

•	our expectations regarding our revenue, expenses, sales, and operations;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	the war involving Russia and Ukraine and the potential impact on our operations, global economic and geopolitical conditions;
•	our expectations regarding the prevalence of ecommerce and consumer behavior for periods following the end of the COVID-19 pandemic;
•	our anticipated areas of investments and expectations relating to such investments;
•	our ability to compete in our industry and innovation by our competitors;
•	our ability to anticipate market needs or develop new or enhanced services to meet those needs;
•	our ability to manage growth and to expand our infrastructure;
•	our ability to establish and maintain intellectual property rights;
•	our ability to manage expansion into international markets and new industries;
•	our ability to hire and retain key personnel;
•	our ability to successfully identify, manage, and integrate any existing and potential acquisitions;
•	our ability to adapt to emerging regulatory developments, technological changes, and cybersecurity needs;
•	the impact of the COVID-19 pandemic and the associated economic uncertainty on us, our customers, and our partners;
•	our anticipated cash needs and our estimates regarding our capital requirements and our need for additional financing;
•	the anticipated effect on our business of litigation to which we are or may become a party; and
•	other statements described in this Quarterly Report on Form 10-Q under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. Our strategy is to provide the world’s best combination of freedom of choice and flexibility in a multi-tenant SaaS platform. We describe this strategy as “Open SaaS.” As of June 30, 2022, we served 5,418 enterprise accounts.

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

Key business metrics

We review the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue. We have included the activity of Feedonomics in our key business metrics from the acquisition date of July 23, 2021, through June 30, 2022. Our key business metrics, such as annual revenue run-rate, subscription annual revenue run rate, average revenue per account and others are calculated as of the end of the last month of the reporting period. We have excluded any activity pertaining to Feedonomics from our key business metrics for all periods presented that precede its acquisition. As a result, year over year or quarter over quarter metrics will not include Feedonomics’ impact in the base period. Period over period results will be fully comparable after the one-year anniversary of the acquisition.

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

Subscription annual revenue run-rate

We calculate subscription annual revenue run-rate (“ARR”) at the end of each month as the sum of contractual monthly recurring revenue at the end of the period, which includes platform subscription fees, invoiced growth adjustments, product feed management subscription fees, recurring professional services revenue, and other recurring revenue, multiplied by twelve to prospectively annualize recurring revenue.

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of June 30, 2022, includes all subscription solutions and professional services billed between January 1, 2022, and June 30, 2022. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

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

The chart below illustrates certain of our key business metrics as of the periods ended:

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Total ARR (in thousands)	$295,946	$280,426	$268,665	$253,524	$209,289
Subscription ARR (in thousands)	$225,757	$212,096	$203,743	$193,169	$152,907
Enterprise Account Metrics:
# of Accounts	5,418	5,365	5,036	4,802	3,915
ARR $	$206,604	$188,983	$172,858	$159,866	$122,737
ARR % of Total ARR	70%	67%	64%	63%	59%
ARPA	$38,133	$35,225	$34,324	$33,292	$31,351
2K ACV Account Metrics:
# of Accounts	13,006	12,972	12,754	12,378	10,986
ARR $	$267,277	$249,509	$237,201	$222,303	$177,240
ARR% of total ARR	90%	89%	88%	88%	85%
ARPA	$20,550	$19,234	$18,598	$17,960	$16,133

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

Net revenue retention

We use net revenue retention (“NRR”) to evaluate our ability to maintain and expand our revenue with our account base of customers exceeding the ACV threshold over time. The total billings and allocated partner revenue, where applicable, for the measured period are divided by the total billings and allocated partner revenue for such accounts, corresponding to the period one year prior. An NRR greater than 100% implies positive net revenue retention. This methodology includes stores added to or subtracted from an account’s subscription during the previous twelve months. It also includes changes to subscription and partner and services revenue billings, and revenue reductions from stores or accounts that leave the platform during the previous one-year period. Net new accounts added after the previous one-year period are excluded from our NRR calculations. NRR for enterprise accounts was 118% and 112% for years ended December 31, 2021 and 2020, respectively. NRR for accounts with ACV greater than $2,000 was 116% and 113% for the years ended December 31, 2021 and 2020, respectively. We update our reported NRR at the end of each fiscal year and do not report quarterly changes in NRR.

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

Cost of revenue

Cost of revenue consists primarily of: (1) personnel-related costs (including stock-based compensation expense) for our customer success teams, (2) costs that are directly related to hosting and maintaining our platform, (3) fees for processing customer payments, and (4) allocated costs. We expect that cost of revenue will increase in absolute dollars, but may fluctuate as a percentage of total revenue from period to period. With our acquisition of Feedonomics on July 23, 2021, cost of revenue also includes personnel and other costs related to feed management along with other customer support personnel.

Sales and marketing

Sales and marketing expenses consist primarily of: (1) personnel-related expenses (including stock-based compensation expense), (2) sales commissions, (3) marketing programs, (4) travel-related expenses, and (5) allocated overhead and sales support costs. We focus our sales and marketing efforts on creating sales leads and establishing and promoting our brand. We plan to increase our investment in sales and marketing by hiring additional sales and marketing personnel, executing our go-to-market strategy globally, and building our brand awareness. Incremental sales commissions for new customer contracts are deferred and amortized ratably over the estimated period of our relationship with such customers. No incremental sales commissions are incurred on renewals of customer contracts. We expect our sales and marketing expenses will increase in absolute dollars, but will decrease as a percentage of total revenue over time.

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

Results of operations

The following table sets forth our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$68,203	$49,013	$134,253	$95,673
Cost of revenue(1)	16,860	10,185	33,963	19,435
Gross profit	51,343	38,828	100,290	76,238
Operating expenses:
Sales and marketing(1)	34,348	22,157	66,521	42,966
Research and development(1)	22,394	14,725	43,339	28,260
General and administrative(1)	19,211	13,110	36,523	24,718
Acquisition related expenses	12,521	1,107	25,181	1,107
Amortization of intangible assets	2,009	—	4,046	—
Total operating expenses	90,483	51,099	175,610	97,051
Loss from operations	(39,140)	(12,271)	(75,320)	(20,813)
Interest income	577	29	699	41
Interest expense	(705)	—	(1,414)	—
Other expense	(297)	27	(452)	13
Loss before provision for income taxes	(39,565)	(12,215)	(76,487)	(20,759)
Provision for income taxes	40	6	155	6
Net loss	$(39,605)	$(12,221)	$(76,642)	$(20,765)

(1)	Includes stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$978	$526	$1,840	$913
Sales and marketing	3,137	1,943	5,720	3,522
Research and development	3,029	1,466	5,555	2,614
General and administrative	3,434	2,587	6,425	4,644
Total stock-based compensation expense	$10,578	$6,522	$19,540	$11,693

Revenue by geographic region

The composition of our revenue by geographic region during the three and six months ended June 2022 and 2021 were as follows:

	Three months ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Americas – U.S.	$52,760	$37,544	$15,216	40.5	$104,260	$73,654	$30,606	41.6
Americas – other	2,988	1,906	1,082	56.8	5,672	3,641	2,031	55.8
EMEA	6,802	4,782	2,020	42.2	13,086	9,185	3,901	42.5
APAC	5,653	4,781	872	18.2	11,235	9,193	2,042	22.2
Total Revenue	$68,203	$49,013	$19,190	39.2	$134,253	$95,673	$38,580	40.3

Comparison of the three and six months ended June 30, 2022 and June 30, 2021

Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Revenue
Subscription solutions	$51,285	$33,955	$17,330	51.0%	$99,272	$65,959	$33,313	50.5%
Partner and services	16,918	15,058	1,860	12.4%	34,981	29,714	5,267	17.7%
Total revenue	$68,203	$49,013	$19,190	39.2%	$134,253	$95,673	$38,580	40.3%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Revenue increased $19.2 million, or 39.2%, to $68.2 million from $49.0 million, as a result of increases in both subscription solutions and partner and services revenue as well as the revenue pertaining to the acquisition of Feedonomics. Subscription solutions revenue increased $17.3 million, or 51.0%, to $51.3 million from $34.0 million, primarily due to growth in mid-market and enterprise activity along with strong overall retention. Feedonomics contributed $10.0 million in subscription revenue for the three months ended June 30, 2022. Partner and services revenue increased $1.9 million, or 12.4%, to $16.9 million, from $15.0 million, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Revenue increased $38.6 million, or 40.3%, to $134.3 million, from $95.7 million, as a result of increases in both subscription solutions and partner and services revenue as well as the revenue pertaining to the acquisition of Feedonomics. Subscription solutions revenue increased $33.3 million, or 50.5%, to $99.3 million, from $66.0 million, primarily due to growth in mid-market and enterprise activity along with strong overall retention. Feedonomics contributed $18.8 million in subscription revenue for the six months ended June 30, 2022. Partner and services revenue increased $5.3 million, or 17.7%, to $35.0 million, from $29.7 million, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Cost of revenue, gross profit, and gross margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$16,860	$10,185	$6,675	65.5	$33,963	$19,435	$14,528	74.8
Gross profit	$51,343	$38,828	$12,515	32.2	$100,290	$76,238	$24,052	31.5
Gross margin	75.3%	79.2%			74.7%	79.7%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Cost of revenue increased $6.7 million, or 65.5%, to $16.9 million from $10.2 million, primarily as a result of higher hosting costs resulting from increased transactions processed of $1.1 million, higher personnel costs, including stock-based compensation expense and allocated costs amounting to $2.1 million and expenses related to the acquisition of Feedonomics of $3.5 million. Gross margin decreased to 75.3% from 79.2%, primarily as a result of the acquisition of Feedonomics, which requires a higher level of service.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Cost of revenue increased $14.6 million, or 74.8%, to $34.0 million from $19.4 million, primarily as a result of higher hosting costs resulting from increased transactions processed of $2.2 million, higher personnel costs, including stock-based compensation expense and allocated costs amounting to $5.3 million and expenses related to the acquisition of Feedonomics of $7.1 million. Gross margin decreased to 74.7% from 79.7%, primarily as a result of the acquisition of Feedonomics, which requires a higher level of service.

Operating expenses

Sales and marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$34,348	$22,157	$12,191	55.0	$66,521	$42,966	$23,555	54.8
Percentage of revenue	50.4%	45.2%			49.5%	44.9%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Sales and marketing expenses increased $12.2 million, or 55.0%, to $34.4 million from $22.2 million, primarily due to higher staffing costs, including stock-based compensation expense and allocated costs of $4.6 million, additional spend to support revenue growth of $4.7 million in various areas including, but not limited to marketing, travel, contracting services as well as expenses related to the acquisition of Feedonomics of $2.9 million. As a percentage of total revenue, sales and marketing expenses increased to 50.4% from 45.2%, primarily due to increased marketing spend and travel costs experienced as COVID-19 pandemic restrictions are lifted.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Sales and marketing expenses increased $23.5 million, or 54.8%, to $66.5 million from $43.0 million, primarily due to higher staffing costs, including stock-based compensation expense and allocated costs of $9.3 million, additional spend to support revenue growth of $9.0 million in various areas including, but not limited to marketing, travel, contracting services as well as expenses related to the acquisition of Feedonomics of $5.2 million. As a percentage of total revenue, sales and marketing expenses increased to 49.5% from 44.9%, primarily due to increased marketing spend and travel costs experienced as COVID-19 pandemic restrictions are lifted.

Research and development

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$22,394	$14,725	$7,669	52.1	$43,339	$28,260	$15,079	53.4
Percentage of revenue	32.8%	30.0%			32.3%	29.5%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Research and development expenses increased $7.7 million, or 52.1%, to $22.4 million from $14.7 million, primarily due to higher staffing costs, including stock-based compensation expense and allocated costs of $5.6 million, and expenses related to the acquisition of Feedonomics of $3.0 million partially offset by an increase in internally developed software capitalization of $0.9 million. As a percentage of total revenue, research and development expenses increased to 32.8% from 30.0%, primarily due to increased investment in product development.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Research and development expenses increased $15.0 million, or 53.4%, to $43.3 million from $28.3 million, primarily due to higher staffing costs, including stock-based compensation expense and allocated costs of $10.2 million, and expenses related to the acquisition of Feedonomics of $5.7 million partially offset by an increase in internally developed software capitalization of $0.9 million. As a percentage of total revenue, research and development expenses increased to 32.3% from 29.5%, primarily due to increased investment in product development.

General and administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$19,211	$13,110	$6,101	46.5	$36,523	$24,718	$11,805	47.8
Percentage of revenue	28.2%	26.7%			27.2%	25.8%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. General and administrative expenses increased $6.1 million, or 46.5%, to $19.2 million from $13.1 million, primarily due to higher staffing costs, including stock-based compensation expense and allocated costs of $3.5 million, increased spend of $1.5 million in various areas including, but not limited to audit fees, insurance, contracting services as well as expenses related to the acquisition of Feedonomics of $1.1 million.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. General and administrative expenses increased $11.8 million, or 47.8%, to $36.5 million from $24.7 million, primarily due to higher staffing costs, including stock-based compensation expense and allocated costs of $6.9 million, increased spend of $2.7 million in various areas, including but not limited to audit fees, insurance, contracting services as well as expenses related to the acquisition of Feedonomics of $2.2 million.

Acquisition related expenses

Acquisition related expense was $12.5 million and $25.2 million for the three and six-month periods ended June 30, 2022, primarily as a result of acquisition related compensation in conjunction with our business combination and was insignificant for the three and six-month periods ended June 30, 2021.

Interest income

Interest income was $0.6 million and $0.7 million for the three and six-month periods ended June 30, 2022 and was insignificant for the three and six-month periods ended June 30, 2021.

Interest expense

Interest expense was $0.7 million and $1.4 million for the three and six-month periods ended June 30, 2022 and was insignificant for the three and six-month periods ended June 30, 2021.

Other expense

Other expense was insignificant for the three and six-month periods ended June 30, 2022 and 2021.

Provision for income taxes

Our provision for income taxes was insignificant in the three and six-month periods ended June 30, 2022 and 2021.

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

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. In particular, our acquisition of Feedonomics also requires up to $65.0 million in two annual installments of up to $32.5 million each, within ten business days after the first and second anniversary dates of the acquisition, or the earlier achievement of certain product and financial milestones. We may elect, in our sole discretion, to make these post-closing payments partially or entirely in cash or shares of BigCommerce common stock. We elected to make the first post-closing payment in cash but preserve the election to make the second anniversary payment in either cash or shares. If we choose to issue stock to settle these payments, we will be required to register these shares with the Securities and Exchange Commission. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net cash used in operating activities	$(13,877)	$(4,648)	$(35,860)	$(17,406)
Net cash used in investing activities	$(16,042)	$(13,187)	$(40,855)	$(32,041)
Net cash provided by (used in) financing activities	$(290)	$1,127	$(108)	$2,868
Net decrease in cash, cash equivalents and restricted cash	$(30,209)	$(16,708)	$(76,823)	$(46,579)

As of June 30, 2022, we had $360.0 million in cash, cash equivalents, restricted cash and marketable securities, an increase of $155.6 million compared to $204.4 million as of June 30, 2021. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.3 million and $1.2 million at June 30, 2022 and 2021 respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $138.1 million and $30.4 million at June 30, 2022 and 2021 respectively, consists of investments in debt securities. We maintain cash account balances in excess of FDIC-insured limits.

Operating activities

Net cash used in operating activities for the three months ended June 30, 2022 and 2021 was $13.9 million and $4.6 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $35.9 million and $17.4 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the three months ended June 30, 2022 and 2021 was $16.0 million and $13.2 million, respectively. In the three months ended June 30, 2022, this consists primarily of the cash paid for the acquisition of Bundle B2B of $0.7 million, the purchases of marketable securities of $46.8 million and the purchases of property and equipment of $2.1 million offset by the maturity of marketable securities of $33.6 million. In the three months ended June 30, 2021, this consisted primarily of purchases of marketable securities of $12.0 million and the purchases of property and equipment of $1.2 million.

Net cash used in investing activities during the six months ended June 30, 2022 and 2021 was $40.9 million and $32.0 million, respectively. In the six months ended June 30, 2022, this consists primarily of the cash paid for the acquisition of Bundle B2B of $0.7 million, the purchases of marketable securities of $79.3 million and the purchases of property and equipment of $3.5 million offset by the maturity of marketable securities of $42.6 million. In the six months ended June 30, 2021, this consisted primarily of purchases of marketable securities of $30.4 million and the purchases of property and equipment of $1.6 million.

Financing activities

Net cash used by financing activities during the three months ended June 30, 2022 was $0.3 million. This was attributable to the issuance of shares of common stock pursuant to the exercise of stock options to cover taxes that used $0.3 million.

Net cash provided by financing activities during the three months ended June 30, 2021 was $1.1 million. This was attributable to the issuance of shares of common stock pursuant to the exercise of stock options provided $1.1 million.

Net cash used by financing activities during the six months ended June 30, 2022 was $0.1 million. This was attributable to the issuance of shares of common stock pursuant to the exercise of stock options to cover taxes that used $0.1 million.

Net cash provided by financing activities during the six months ended June 30, 2021 was $2.9 million This was attributable to the issuance of shares of common stock pursuant to the exercise of stock options provided $2.9 million.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 or as of December 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2022, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2022, that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”).

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

In response to the material weakness identified and described above, our management, with the oversight of the Audit Committee of our Board of Directors, will continue through 2022 to dedicate significant efforts and resources to further improve our control environment and is actively taking steps to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Except for changes in connection with the implementation of remediation measures or as described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such laws and regulations may be subject to amendment or re-interpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance. For example, in 2020, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield as a basis for transfers of personal data from the EU to the U.S. and introduced requirements to carry out risk assessments in relation to use of other, alternative data transfer mechanisms such as the standard contractual clauses (“SSCs”) for personal data transfers. The European Commission has published revised standard contractual clauses for data transfers from the European Economic Area (“EEA”): the revised clauses must be used for relevant new data transfers from September 27, 2021. Existing standard contractual clauses must be migrated to the revised clauses by December 27, 2022.

On March 25, 2022, the European Union and United States announced that they had reached an agreement in principle on a new Trans-Atlantic Data Privacy Framework, which will be translated into legal documents to be adopted in the European Union and United States to provide a renewed basis for transatlantic data transfers. However, if a new transatlantic data transfer framework is not adopted we may be unable to continue to rely on SCCs or rely upon other alternative means of data transfers from the European Union to the United States. Similarly, the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. Implementing updated data transfer documentation, whether in the EEA or UK, adds complexity that may hinder or delay the contracting process with our customers and vendors.

This may increase regulatory and compliance burdens and lead to uncertainty about or interruptions of personal data transfers from Europe to the United States (and beyond). Use of common data transfer mechanisms now involves additional compliance steps and in the event any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate. This could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm. In 2022, Austrian and the French data protection supervisory authorities ruled that, under certain circumstances, use of Google Analytics by European website operators unlawfully transferred personal data to the United States; other EU supervisory authorities may reach similar conclusions. Similarly, in July 2022, the Irish Data Protection Commission (IDPC) was reported to have shared with other European regulators a draft decision that Facebook’s transfers of European Facebook user data from the European Union to the United States should be suspended. Facebook relies on the SCCs for international data transfers and a decision against Facebook could more broadly revoke or curtail the use of the SCCs as a valid transfer mechanism. We rely on the SSCs for many international data transfers and this may impact our platform, services and business tools we use and adversely impact us to the extent such decisions are perceived as more broadly applicable to transfers of personal data from Europe to the United States. Our response to these requirements globally may not meet the expectations of individual customers, their shoppers, or other stakeholders, which could reduce the demand for our services. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

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

Operations at our strategic development center in Kyiv, Ukraine have been impacted as a result of the ongoing military action by Russia in Ukraine and our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy resulting from the war in Ukraine or the unavailability of our personnel in Ukraine.

We have historically operated a strategic development center in Ukraine where we employed 106 individuals as of December 31, 2021. We have also invested significant resources in Ukraine over the last several years. As a result, warfare, political turmoil or terrorist attacks in Ukraine could negatively affect our Ukrainian operations and our business.

As a result of the ongoing war between Russia and Ukraine, we assisted many of our employees in Kyiv in relocating to neighboring countries to the extent they desired to do so. While the war in Ukraine has not had a material negative impact on the Company or its financial performance to date, the ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks, and other critical infrastructure necessary to conduct business in Ukraine and neighboring countries. As the scope and intensity of the war changes rapidly, we are continuing to receive reports on our employees, operations and facilities and monitoring the evolving situation.

The war between Russia and Ukraine has resulted in the imposition of sanctions by the United States, other North Atlantic Treaty Organization ("NATO") member states, as well as non-member states against Russia, certain Russian citizens, and enterprises. More generally, the war has led to and could lead to further disruptions in the global financial markets and economy, including, without limitation, currency volatility, inflation and instability in the global capital markets. In addition, Russia's prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions being levied by the United States, European Union and other countries against Russia, with additional potential sanctions threatened and/or proposed. Russia's military incursion and the resulting sanctions could adversely affect the global economy and financial markets and thus could affect our business, operations, operating results and financial condition as well as the price of our common stock. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. The war between Russia and Ukraine could draw military or other intervention from additional countries, which could lead to a much larger war and/or additional sanctions imposed by the United States and other governments that restrict business with specific persons, organizations or countries with respect to certain products or services. Any such disruptions or escalations caused by Russian military action or resulting sanctions may magnify the impact of other risks described in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10K.

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

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers or if increased prices may lead to decreased spending by our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. The Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. In response, market interest rates have risen in recent periods. While the timing and impact of rising interest rates are unknown, a continued increase in market interest rates could have an adverse effect on our cost structure, results of operations and financial condition. As a result of inflation, we have experienced, and may continue to experience, pressure on our business generation and cost of business. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

None.

(c)	Repurchases

(in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or program
April 2022	—	$-	—	—
May 2022	—	$-	—	—
June 2022	—	$-	—	—
Total	—		$—	$—

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

BigCommerce Holdings, Inc.

Date: August 5, 2022	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Date: August 5, 2022	By:	/s/ Robert Alvarez
Robert Alvarez
Chief Financial Officer