Form 10-Q
period 2022-09-30
BigCommerce Holdings, Inc.
filed 2022-11-04
CIK 1626450

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of September 30, 2022, the registrant had 73,680,936 shares of common stock, $0.0001 par value per share outstanding.

Table of Content

i

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

BigCommerce Holdings, Inc.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$100,609	$297,561
Restricted cash	1,356	1,143
Marketable securities	206,134	102,315
Accounts receivable, net	48,064	39,806
Prepaid expenses and other assets	13,819	9,710
Deferred commissions	5,532	4,013
Total current assets	375,514	454,548
Property and equipment, net	9,067	7,429
Right-of-use-assets	10,239	9,515
Prepaid expenses, net of current portion	674	831
Deferred commissions, net of current portion	6,727	5,673
Intangible assets, net	29,400	35,032
Goodwill	49,749	42,432
Total assets	$481,370	$555,460
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,217	$8,211
Accrued liabilities	2,797	2,941
Deferred revenue	15,626	12,752
Current portion of operating lease liabilities	2,683	2,653
Other current liabilities	37,997	36,254
Total current liabilities	66,320	62,811
Deferred revenue, net of current portion	1,705	1,359
Long-term debt	337,005	335,537
Operating lease liabilities, net of current portion	10,627	10,217
Other long-term liabilities, net of current portion	619	7,248
Total liabilities	416,276	417,172
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized at September 30, 2022 and December 31, 2021; 0 shares issued and outstanding, at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000 shares Series 1 and, 5,051 shares Series 2 authorized at September 30, 2022 and December 31, 2021; 73,704 and 72,311 shares Series 1 issued and outstanding at September 30, 2022 and December 31, 2021, respectively, and 0 shares Series 2 issued and, outstanding at September 30, 2022, and December 31, 2021, respectively	7	7
Additional paid-in capital	563,703	528,540
Accumulated other comprehensive loss	(1,609)	(191)
Accumulated deficit	(497,007)	(390,068)
Total stockholders’ equity	65,094	138,288
Total liabilities and stockholders’ equity	$481,370	$555,460

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue	$72,391	$59,285	$206,644	$154,958
Cost of revenue	17,525	12,403	51,488	31,838
Gross profit	54,866	46,882	155,156	123,120
Operating expenses:
Sales and marketing	34,402	26,101	100,923	69,066
Research and development	22,245	16,532	65,584	44,792
General and administrative	20,503	14,370	57,026	39,089
Acquisition related expenses	6,260	9,792	31,441	10,899
Amortization of intangible assets	2,016	1,402	6,062	1,402
Total operating expenses	85,426	68,197	261,036	165,248
Loss from operations	(30,560)	(21,315)	(105,880)	(42,128)
Interest income	1,431	24	2,130	65
Interest expense	(706)	(125)	(2,120)	(125)
Other (expense) income	(376)	5	(828)	18
Loss before provision for income taxes	(30,211)	(21,411)	(106,698)	(42,170)
Provision for income taxes	86	257	241	263
Net loss	$(30,297)	$(21,668)	$(106,939)	$(42,433)
Basic and diluted net loss per share attributable to common stockholders	$(0.41)	$(0.30)	$(1.46)	$(0.60)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	73,508	71,372	73,027	70,598

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net loss	$(30,297)	$(21,668)	$(106,939)	$(42,433)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(539)	—	(1,418)	—
Total comprehensive loss	$(30,836)	$(21,668)	$(108,357)	$(42,433)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	—	$—	72,311	$7	$528,540	$(390,068)	$(191)	$138,288
Exercise of stock options	—	—	272	—	277	—	—	277
Release of restricted stock units	—	—	90	—	—	—	—	0
Stock-based compensation	—	—	—	—	8,962	—	—	8,962
Total other comprehensive loss	—	—	—	—	—	—	(613)	(613)
Net loss	—	—	—	—	—	(37,037)	—	(37,037)
Balance at March 31, 2022	—	$—	72,673	$7	$537,779	$(427,105)	$(804)	$109,877
Exercise of stock options, net of shares withheld for taxes	—	—	208	—	(219)	—	—	(219)
Release of restricted stock units	—	—	248	—	—	—	—	—
Issuance of common stock as consideration for an acquisition	—	—	259	—	4,614	—	—	4,614
Stock-based compensation	—	—	—	—	10,578	—	—	10,578
Total other comprehensive loss	—	—	—	—	—	—	(266)	(266)
Net loss	—	—	—	—	—	(39,605)	—	(39,605)
Balance at June 30, 2022	—	$—	73,388	$7	$552,752	$(466,710)	$(1,070)	$84,979
Exercise of stock options, net of shares withheld for taxes	—	—	192	—	214	—	—	214
Release of restricted stock units	—	—	118	—	—	—	—	—
Issuance of common stock as consideration for an acquisition	—	—	6	—	91	—	—	91
Stock-based compensation	—	—	—	—	10,646	—	—	10,646
Total other comprehensive loss	—	—	—	—	—	—	(539)	(539)
Net loss	—	—	—	—	—	(30,297)	—	(30,297)
Balance at September 30, 2022	—	—	73,704	7	563,703	(497,007)	(1,609)	65,094

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2020	—	$—	69,512	$7	$530,143	$(313,391)	$—	$216,759
Exercise of stock options	—	—	784	—	1,952	—	—	1,952
Stock-based compensation	—	—	—	—	5,171	—	—	5,171
Net loss	—	—	—	—	—	(8,544)	—	(8,544)
Balance at March 31, 2021	—	$—	70,296	$7	$537,266	$(321,935)	$—	$215,338
Exercise of stock options	—	—	509	—	1,428	—	—	1,428
Release of restricted stock units	—	—	305	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,522	—	—	6,522
Net loss	—	—	—	—	—	(12,221)	—	(12,221)
Balance at June 30, 2021	—	$—	71,110	$7	$545,216	$(334,156)	$—	$211,067
Exercise of stock options	—	$—	485		$1,371			1,371
Release of restricted stock units	—	—	23	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,989	—	—	5,989
Purchase of capped call	—	—	—	—	(35,570)	—	—	(35,570)
Net loss	—	—	—	—	—	(21,668)	—	(21,668)
Balance at September 30, 2021	—	$—	71,618	$7	$517,006	$(355,824)	$—	$161,189

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,	Nine months ended September 30,
	2022	2021

Cash flows from operating activities
Net loss	$(106,939)	$(42,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,630	3,521
Amortization of discount on debt	1,468	87
Stock-based compensation	30,186	17,682
Allowance for credit losses	7,007	2,124
Changes in operating assets and liabilities:
Accounts receivable	(15,265)	(9,898)
Prepaid expenses	(3,951)	(6,507)
Deferred commissions	(2,514)	(2,084)
Accounts payable	(994)	(189)
Accrued and other liabilities	(7,386)	4,537
Deferred revenue	3,094	1,677
Net cash used in operating activities	(86,664)	(31,483)
Cash flows from investing activities:
Cash paid for acquisition	(696)	(80,952)
Purchase of property and equipment	(4,206)	(2,287)
Maturity of marketable securities	64,650	—
Purchase of marketable securities	(169,887)	(43,467)
Net cash used in investing activities	(110,139)	(126,706)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	—	345,000
Payment of debt issuance costs	—	(10,037)
Purchase of capped calls	—	(35,570)
Proceeds from exercise of stock options	64	4,239
Net cash provided by (used in) financing activities	64	303,632
Net change in cash and cash equivalents and restricted cash	(196,739)	145,443
Cash and cash equivalents and restricted cash, beginning of period	298,704	220,607
Cash and cash equivalents and restricted cash, end of period	$101,965	$366,050
Supplemental cash flow information:
Cash paid for interest	$903	$—
Cash paid for taxes	$32	$—
Noncash investing and financing activities:
Changes in capital additions, accrued but not paid	$107	$—
Fair value of shares issued as consideration for acquisition	$4,620	$—
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheet to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	100,609	364,909
Restricted cash	1,356	1,141
Total cash, cash equivalents and restricted cash	$101,965	$366,050

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

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

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in our Annual Report on Form 10-K, filed with the SEC on March 1, 2022. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other period.

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

Table of Content

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

Revenue by geographic region was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Americas – U.S.	$56,293	$46,167	$160,553	$119,872
Americas – other	3,321	2,129	8,993	5,781
EMEA	7,000	5,342	20,086	14,464
APAC	5,777	5,647	17,012	14,841
Total revenue	$72,391	$59,285	$206,644	$154,958

Long-lived assets by geographic region was as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Long-lived assets:
Americas – U.S.	$8,244	$6,847
Americas - others	—	—
EMEA	514	256
APAC	309	326
Total long-lived assets	$9,067	$7,429

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

Table of Content

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

Accounts receivable

Accounts receivable are stated at net realizable value and include unbilled receivables. Agreements with enterprise customers can contain promotional billing periods. Since merchants have full access to the functionality of our platform upon contract execution, and we have enforceable rights to receive payments for the promotional period if the contract is early terminated, revenue is recognized ratably over the contract life. When this occurs, we recognize revenue in advance of invoicing creating an unbilled receivable. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at September 30, 2022 and December 31, 2021 included unbilled receivables of $17.6 million and $13.1 million, respectively.

We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for credit losses for accounts receivable deemed uncollectible. The balance of accounts receivable includes accounts that have been invoiced but unpaid, and unbilled amounts, which represents revenues recognized in advance of billing. We analyze both the invoiced accounts receivable portfolio and our unbilled accounts receivable for significant risks, historical collection activity, and an estimate of future collectability to determine the amount that we will ultimately collect. This estimate is analyzed quarterly and adjusted as necessary.

Identified risks pertaining to our invoiced accounts receivable, include the delinquency level, customer type, and current economic environment. The estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers, our assessment of the overall portfolio and general economic conditions. Identified risks pertaining to our unbilled accounts receivable include customer type, customer activity on our platform, historical contract termination rates, and customer delinquency. The estimate of the amount of accounts receivable that may not be collected is based primarily on historical contract termination rates, customer delinquency rates and an assessment of the overall portfolio and general economic conditions.

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2021	$3,867
Provision for expected credit losses	1,313
Accounts written off	(637)
Balance at March 31, 2022	4,543
Provision for expected credit losses	2,086
Accounts written off	(636)
Balance at June 30, 2022	$5,993
Provision for expected credit losses	3,608
Accounts written off	(267)
Balance at September 30, 2022	$9,334

The quarter over quarter increase in the provision for credit losses was due to an increase in specific reserves, which led to an increase in the estimate of our overall loss percentage applied to a portion of our portfolio, including unbilled accounts receivable.

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

Table of Content

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

Software development costs associated with internal use software, which are incurred during the application development phase and meet other requirements under the guidance are capitalized. As of September 30, 2022, we have capitalized $3.3 million. As of December 31, 2021, software costs capitalized were $1.7 million.

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

Acquisition related expenses

Acquisition related expenses consist primarily of cash payments for third-party acquisition costs and other acquisition related expenses. We recognized $6.3 million and $31.4 million in acquisition related expenses during the three and nine months ended September 30, 2022, respectively. For the nine months ended September 30, 2022, $0.4 million was recognized on acquisition related spend and $31.0 million was recognized in connection with contingent compensation arrangements entered with our fiscal 2021 acquisitions, as further discussed in Note 5 “Business Combination.” We entered into contingent compensation arrangements, in which payments will be made or have been made, as applicable, after the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones. The compensation arrangements are contingent upon continued post-acquisition employment with us. During the first period, earlier achievement of product and financial milestones were not met. We account for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met.

Goodwill and other acquired intangibles, net

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

Table of Content

2. Summary of significant accounting policies (continued)

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

We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on our income tax return. All of our gross unrecognized tax benefits, if recognized, would not affect its effective tax rate, but would be recorded as an adjustment to equity before consideration of valuation allowances. We do not expect unrecognized tax benefits to decrease within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2022, we have not accrued any interest or penalties related to unrecognized tax benefits. We believe that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.

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

Accounting pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. We early adopted this standard on January 1, 2022, using the prospective method. There is no material impact to our consolidated financial statements for the nine months ended September 30, 2022 as a result of the adoption.

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

Table of Content

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

The following table disaggregates our revenue by major source:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Subscription solutions	$53,231	$42,122	$152,503	$108,081
Partner and services	19,160	17,163	54,141	46,877
Total revenue	$72,391	$59,285	$206,644	$154,958

Subscription solutions

Subscription solutions revenue consists primarily of platform subscription fees from all plans. It also includes recurring professional services and sales of SSL certificates. Subscription solutions are charged monthly, quarterly, or annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Monthly subscription fees for Pro and Enterprise plans are adjusted if a customer’s gross merchandise volume or orders processed are above specified plan thresholds on a trailing twelve-month basis. For most subscription solutions arrangements, we have determined we meet the variable consideration allocation exception and, therefore, recognize fixed monthly fees or a pro-rata portion of quarterly or annual fees and any transaction fees as revenue in the month they are earned. A portion of our Enterprise subscription plans include an upfront promotional period in order to incentivize the customer to enter into a subscription arrangement. For these Enterprise arrangements, the total subscription fee is recognized on a straight-line basis over the term of the contract. Revenue recognized in advance of billing is recorded as unbilled accounts receivable. In determining the amount of revenue to be recognized, we determine whether collection of the transaction price is probable. Only amounts deemed probable are recognized as revenue. Key factors in this determination are historical contract termination rates and general economic factors.

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

Table of Content

3. Revenue recognition and deferred costs (continued)

We recognize revenue share on a net basis as we have determined that we are the agent in our arrangements with third-party application providers. All other revenue is recognized on a gross basis, as we have determined we are the principal in these arrangements.

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

Contracts with our technology solution partners often include multiple performance obligations, which can include integrations and marketing activities. In determining whether integration services are distinct from hosting services we consider various factors. These considerations included the level of integration, interdependency, and interrelation between the implementation and hosting service. We have concluded that the integration services included in contracts with hosting obligations are not distinct. As a result, we defer any arrangement fees for integration services and recognize such amounts over the life of the hosting obligation commencing when the integration has been completed. To determine if marketing activities are distinct, we consider the nature of the promise in the contract, the timing of payment, and the partner expectations. Additional consideration for some partner contracts varies based on the level of customer activity on the platform. Certain agreements contain minimum guarantees of revenue share. These contracts are evaluated to determine if the guaranteed minimum is substantive. If the minimum is deemed substantive, revenue is recognized ratably over the life of the agreement. For most of our contracts, we have determined that we meet the variable consideration allocation exception and therefore recognize these variable fees in the period they are earned.

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. We recognize revenue from deferred revenue when the services are performed, and the corresponding revenue recognition criteria are met. We recognized $11.1 million of previously deferred revenue during the nine months ended September 30, 2022.

The net increase in the deferred revenue balance for the nine months ended September 30, 2022 is primarily due to increases in SaaS related subscriptions. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

As of September 30, 2022, we had $159.5 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. We expect to recognize approximately 52% of the remaining performance obligations as revenue in the following 12-month period, and the remaining balance in the periods thereafter.

Table of Content

3. Revenue recognition and deferred costs (continued)

Deferred commissions

Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately three years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features. We include amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. We periodically review the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize an impairment of deferred commissions during the nine months ended September 30, 2022 and the year ended December 31, 2021.

Sales commissions of $6.4 million and $4.5 million were deferred for the nine months ended September 30, 2022 and 2021, respectively; and deferred commission amortization expense was $3.7 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The following tables summarize the estimated fair value of our cash equivalents, marketable securities and debt.

	As of September 30, 2022
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$81,750			$81,750
U.S. treasury securities	$76,451			$76,451
Corporate securities		$129,683		$129,683
Total financial assets	$158,201	$129,683	$—	$287,884

	As of December 31, 2021
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$262,679	$—	$—	$262,679
U.S. treasury securities	$21,926	$—	$—	$21,926
Corporate securities	$—	$80,389	$—	$80,389
Total financial assets	$284,605	$80,389	$—	$364,994

Table of Content

4. Fair value measurements, cash equivalents and marketable securities (continued)

The following tables summarize the estimated fair value of our cash equivalents and marketable securities.

	As of September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$81,750	$—	$—	$81,750
Marketable securities:
U.S. treasury securities	$77,253	$—	$(802)	$76,451
Corporate securities	$130,491	$—	$(808)	$129,683

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$262,679	$—	$—	$262,679
Marketable securities:
U.S. treasury securities	$21,999	$—	$(74)	$21,925
Corporate securities	$80,506	$—	$(117)	$80,389

In September 2021, we issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 (the “Notes”). The estimated fair value of the notes was approximately $254.4 million as of September 30, 2022. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on estimated or actual bids and offers of the Notes in an inactive market on the last business day of the period.

5. Business combinations

Fiscal 2022

April 2022 Acquisition of Bundle B2B Inc.

On April 25, 2022, BigCommerce completed its acquisition of Bundle B2B Inc. (“Bundle”), a B2B eCommerce solution that provides advanced B2B functionality seamlessly with BigCommerce’s platform. The total purchase price was $7.7 million. We acquired Bundle because it is complementary to our core business and will allow us to expand our product offerings to our merchant base. The purchase price was based on the expected financial performance of Bundle, not on the value of the net identifiable assets at the time of the acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill. The purchase price included the issuance of common stock in the amount of $4.6 million, cash of $0.8 million, an escrow withheld in the amount of $0.9 million and $1.4 million of contingent consideration. The amount held in escrow will be paid out on the first anniversary date with the issuance of the stock based on the fair value of our common stock on the date of payment. Of the $1.4 million contingent consideration, $0.7 million is tied to the migration of old merchants to updated plans over a 6-months period from acquisition date and the remaining $0.7 million is tied to ongoing performance measures over a 12-months period from the acquisition date. The purchase price primarily included $0.4 million of developed technology and $7.3 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which consisted of developed technology, have estimated useful lives of four years. The pro forma financial information assuming fiscal 2022 acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

Fiscal 2021

November 2021 Acquisition of Quote Ninja, Inc. (dba B2B Ninja)

During the year ended December 31, 2021, BigCommerce completed the acquisition of Quote Ninja, Inc. (“B2B Ninja”), a premier enterprise software solution providing leading business-to-business ecommerce capabilities for merchants of all sizes. The total purchase price was $2.0 million paid from our common stock. In addition to the closing stock consideration, we entered into a contingent compensation arrangement with certain employees of B2B Ninja for their post-acquisition services, in which $0.5 million in additional common stock will be paid to those individuals on the first and second anniversaries of the closing for an aggregate amount of $1.0 million. The purchase price primarily included $1.1 million of intangible assets and $0.9 million of goodwill that is not

Table of Content

5. Business combinations (continued)

expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of developed technology, have estimated useful lives of three years.

July 2021 Acquisition of Feedonomics

On July 23, 2021, we acquired substantially all the assets and assumed certain specified liabilities of Feedonomics, LLC’s existing business (“Feedonomics”), a SaaS company offering an online product feed management platform used by merchants to optimize product data and syndicate and list products into multiple sales channels, including advertising, marketplace, affiliate and social channels, for a total purchase price of $81.1 million in cash.

The table below summarizes the estimated fair value of the asset acquired and liability assumed at the date of the acquisition.

(in thousands)	July 23, 2021

Accounts receivable	$3,107
Prepaid expenses and other assets	$108
Acquisition related intangible assets	$36,951
Other non-current assets	$458
Accounts payable and accrued liabilities	$287
Customer prepaid liabilities	$225
Operating lease liabilities	$345
Net asset acquired, excluding goodwill	$39,767
Total purchase consideration	$81,066
Goodwill	$41,299

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

In conjunction with the transaction, we entered into a contingent compensation arrangement with certain employees of Feedonomics for their post-acquisition services, in which $32.5 million will be paid to those individuals within ten business days after the second anniversary of the closing or upon the earlier achievement of certain product and financial milestones for an aggregate amount of $65.0 million, inclusive of the first payment made on August 3, 2022. Product milestones include certain product enhancement and integration with existing products and financial milestones include certain revenue and gross margin targets. We account for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met. As the contingent compensation is related to post-acquisition services, it is not considered as part of the purchase price of $81.1 million. We recognized $30.5 million and $9.2 million in additional compensation expense related to these contingent compensation arrangements for the nine months ended September 30, 2022 and September 30, 2021, respectively. We include this expense in acquisition related expenses in our condensed consolidated statements of operations. Further, we elected to make the first contingent compensation payment of $32.5 million in cash and made that payment on August 3, 2022.

Table of Content

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

Unaudited pro forma financial information

The unaudited pro forma financial information in the table below presents the combined results of us and Feedonomics as if this acquisition had occurred on January 1, 2020. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition actually occurred on January 1, 2020. For the three and nine months ended September 2022, pro forma adjustment include a decrease of $6.1 million and $30.5 million in compensation costs related to the post-acquisition compensation arrangement. The increase in the pro forma adjustment can be attributed to the time period in which the post-acquisition compensation arrangement is recognized over the service period of 12 and 24 months. For the three and nine months ended September 30, 2021, pro forma adjustments include a reduction in transaction-related costs of $0.6 million and $1.7 million excluding the compensation cost related to post-acquisition compensation arrangement, respectively, because they are non-recurring in nature, an increase in amortization of intangible of $0.5 million and $4.2 million, respectively, and a decrease of $5.1 million and increase of $3.0 million in compensation costs related to the post-acquisition compensation arrangement, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Total revenue	$72,391	$61,125	$206,644	$169,683
Net loss	$(24,226)	$(16,894)	$(76,492)	$(48,272)

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of September 30, 2022.

Definite-lived intangible assets are amortized on a straight-line basis over the useful life. Definite-lived intangible assets amortization was $6.1 million and $1.4 million for nine months ended September 30, 2022 and September 30, 2021 respectively.

Definite-lived intangible assets consists of the following:

(in thousands)	September 30, 2022			December 31, 2021			Weighted average remaining useful life as of September 30, 2022 (in years)
	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount
Developed technology	$13,367	$(3,885)	$9,482	$12,937	$(1,294)	$11,643	2.8
Customer relationship	$22,525	$(4,738)	$17,787	$22,525	$(1,749)	$20,776	4.6
Tradename	$2,470	$(587)	$1,883	$2,470	$(217)	$2,253	3.8
Non-compete agreement	$162	$(64)	$98	$162	$(24)	$138	1.8
Other intangibles	$285	$(135)	$150	$285	$(63)	$222	1.6
Total definite-lived intangible	$38,809	$(9,409)	$29,400	$38,379	$(3,347)	$35,032

Table of Content

6. Goodwill and intangible assets (continued)

As of September 30, 2022, expected amortization expense for definite-lived intangible assets was as follows:

(in thousands)	September 30, 2022

2022 (October 1st through December 31st)	2,017
2023	8,065
2024	7,930
2025	6,241
2026	3,429
Thereafter	1,718
Total	$29,400

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

Our certificate of incorporation and certain contractual arrangements provide for indemnification of our officers and directors for certain events or occurrences. We maintain a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, we have not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of September 30, 2022 or December 31, 2021.

Leases

We lease certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require us to pay taxes, insurance and maintenance costs. Renewal options were not included in the ROU asset and lease liability calculation.

Operating and short-term rent expenses was $1.0 million and $1.0 million for the three-month periods ended September 30, 2022 and 2021, respectively and was $3.0 million and $2.8 million for the nine month periods ended September 30, 2022 and 2021, respectively. Short-term rent expense was not material for any of the periods presented.

Supplemental lease information

Cash flow information (in thousands)	Nine months ended September 30,
	2022	2021

Cash paid for operating lease liabilities	$2,894	$2,962
Right-of-use assets obtained in acquisition	$—	$345

Operating lease information	Nine months ended September 30,
	2022	2021

Weighted-average remaining lease-term	4.84	5.53
Weighted-average discount rate	5.42%	5.46%

Table of Content

7. Commitments, contingencies, and leases (continued)

The future maturities of operating lease liabilities are as follows:

(in thousands)	September 30, 2022

2022 (October 1st through December 31st)	912
2023	3,254
2024	2,985
2025	2,775
2026	2,528
Thereafter	2,852
Total minimum lease payments	$15,306
Less imputed interest	(1,890)
Total lease liabilities	$13,416

8. Other liabilities

The following table summarizes the components of other current liabilities:

	As of September 30,	As of December 31,
(in thousands)	2022	2021
Sales tax payable	$1,028	$679
Payroll and payroll related expenses	11,910	17,315
Acquisition related compensation	21,820	14,309
Other	3,239	3,951
Other current liabilities	$37,997	$36,254

Included in other long-term liabilities at September 30, 2022 and December 31, 2021, is $0.2 million and $7.2 million, respectively, that has been accrued in connection with the acquisition of Feedonomics and B2B Ninja, as further discussed in Note 5 “Business Combinations.”

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

Table of Content

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

In connection with the pricing of the Notes, we used $35.6 million of the net proceeds from the Notes to enter into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions.

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

The net carrying amount of the Notes consists of the following:

(in thousands)	September 30, 2022	December 31, 2021

Principal balance	$345,000	$345,000
Unamortized issuance costs	$(7,995)	$(9,463)
Carrying value, net	$337,005	$335,537

Table of Content

9. Debt (continued)

The total interest expense recognized related to the Notes consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Contractual interest expense	$215	$38	$652	$38
Amortization of issuance costs	491	87	1,468	87
Total	$706	$125	$2,120	$125

Debt fees

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt.

10. Stockholders’ equity (deficit)

Equity Incentive Plans – Stock Options

During the nine months ended September 30, 2022, we granted an aggregate of 876,584 shares of stock options, with a weighted average exercise price of $20.25 per share. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions (i) expected term of 6.1 years, (ii) expected volatility of 63%, (iii) risk-free interest rate 1.8% and (iv) expected dividend yield of 0%.

Restricted Stock Units

During the nine months ended September 30, 2022, we granted an aggregate of 4,187,448 RSUs with a weighted grant-date fair value of $17.62. The RSUs vest over the requisite service period of 4 years from the date of grant, subject to the continued employment of the employees.

Stock Based Compensation Expense

Stock-based compensation expense was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,063	$293	$2,903	$1,206
Sales and marketing	2,857	1,829	8,577	5,351
Research and development	3,102	1,566	8,657	4,180
General and administrative	3,624	2,301	10,049	6,945
Total stock-based compensation expense	$10,646	$5,989	$30,186	$17,682

11. Income taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

Our provision for incomes taxes reflected an effective tax rate of (0.28) % and (1.20) % for the three months ended September 30, 2022 and 2021 respectively and (0.23)% and (0.62)%, for the nine months ended September 30, 2022 and 2021 respectively. The difference in the 21% U.S. statutory tax rate and the effective tax rates for all periods is primarily a result of valuation allowances offsetting the benefit of forecasted losses in the U.S., Australia, and the United Kingdom. The income tax expense recorded for the three and nine months ended September 30, 2022 is primarily related to foreign jurisdictions in which we are profitable, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, and state taxes in certain states in which we have taxable income. These tax expenses are offset by the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with our business combination occurring during the three months ended June 30, 2022.

Table of Content

11. Income taxes (continued)

The income tax expense recorded for the three and nine months ended September 30, 2021 is primarily related to foreign jurisdictions in which we are profitable and state taxes in certain states in which we have taxable income. We have historically incurred operating losses in the United States, Australia, and the United Kingdom and, given our cumulative losses and limited history of profits, have recorded a valuation allowance against the net deferred tax assets in these jurisdictions, exclusive of any tax deductible goodwill, at September 30, 2022 and September 30, 2021, respectively.

We file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions including Australia, Ireland, Singapore, Ukraine, and the United Kingdom. We believe adequate provision has been made for all income tax uncertainties. We are not currently under audit in any filing jurisdiction. Fiscal years 2017 through 2021 remain open to examination by the major taxing jurisdictions to which we are subject; although, carry forward attributes that were generated in tax years prior to fiscal year 2017 may be adjusted upon examination by the tax authorities up to the close of the statute of limitations on the year in which the attributes are utilized.

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $396 thousand of tax effected unrecognized tax benefits as of June 30, 2022, none of which would affect our effective income tax rate if recognized. We recorded no increase in unrecognized tax benefits for the three- month period ended September 30, 2022.

12. Net loss per share

Net loss per share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because we have reported a net loss for the three and nine months ended September 30, 2022, and 2021, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation. Series 1 and Series 2 have the same rights and privileges except Series 2 are not entitled to vote on any matter except as required by law. A pre-IPO preferred shareholder received Series 2 upon the conversion of their preferred shares at the time of our initial public offering, all of which were subsequently converted to shares of Series 1 common stock. There are no Series 2 shares outstanding as of September 30, 2022. Series 1 common stock is referred to as common stock throughout, unless otherwise noted.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of September 30,
(in thousands)	2022	2021
Stock options outstanding	5,825	6,393
Restricted stock units	5,743	2,245
Acquisition related compensation (1)	2,234	1,207
Convertible debt	4,719	4,719
Total potentially dilutive securities	18,521	14,564

(1)
In connection with the acquisition of Feedonomics and B2B Ninja, we entered into contingent compensation arrangements for post-acquisition services. Additionally, our acquisition of Bundle included $1.5 million of contingent consideration. Of the $35.0 million to be paid as of September 30, 2022, $33.1 million can be settled in our own stock assuming a price of $14.80 per share. As of September 30, 2021, of the $65.0 million to be paid, $61.1 million can be settled in our own stock assuming a price of $50.64 per share.

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

Table of Content

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. Our strategy is to provide the world’s best combination of freedom of choice and flexibility in a multi-tenant SaaS platform. We describe this strategy as “Open SaaS.” As of September 30, 2022, we served 5,560 enterprise accounts.

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

Key business metrics

We review the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue. We have included the activity of Feedonomics in our key business metrics from the acquisition date of July 23, 2021, through September 30, 2022. Our key business metrics, such as annual revenue run-rate, subscription annual revenue run rate, average revenue per account and others are calculated as of the end of the last month of the reporting period. We have excluded any activity pertaining to Feedonomics from our key business metrics for all periods presented that precede its acquisition. As a result, year over year or quarter over quarter metrics will not include Feedonomics’ impact in the base period. Period over period results will be fully comparable after the one-year anniversary of the acquisition.

Table of Content

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

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of September 30, 2022, includes all subscription solutions and professional services billed between January 1, 2022, and September 30, 2022. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

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

The chart below illustrates certain of our key business metrics as of the periods ended:

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Total ARR (in thousands)	$305,320	$295,946	$280,426	$268,665	$253,524
Subscription ARR (in thousands)	$233,134	$225,757	$212,096	$203,743	$193,169
Enterprise Account Metrics:
# of Accounts	5,560	5,418	5,365	5,036	4,802
ARR $	$216,202	$206,604	$188,983	$172,858	$159,866
ARR % of Total ARR	71%	70%	67%	64%	63%
ARPA	$38,885	$38,133	$35,225	$34,324	$33,292
2K ACV Account Metrics:
# of Accounts	13,198	13,006	12,972	12,754	12,378
ARR $	$277,228	$267,277	$249,509	$237,201	$222,303
ARR% of total ARR	91%	90%	89%	88%	88%
ARPA	$21,005	$20,550	$19,234	$18,598	$17,960

Accounts with greater than $2,000 Annual Contract Value

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

Table of Content

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

Subscription solutions revenue consists primarily of platform subscription fees from all plans. It also includes recurring professional services and sales of SSL certificates. Subscription solutions are charged monthly, quarterly, or annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Our Enterprise plan contracts are generally for a fixed term of one to three years and are non-cancelable. Certain enterprise agreements contain promotional periods. Since merchants have full access to the functionality of our platform upon contract execution, revenue is recognized ratably over the contract life. Our retail plans are generally month-to-month contracts. Monthly subscription fees for Pro and Enterprise plans are adjusted if a customer’s GMV or orders processed are outside of specified plan thresholds on a trailing twelve-month basis. Fixed monthly fees and any transaction charges related to subscription solutions are recognized as revenue in the month they are earned.

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

Table of Content

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

We believe delivering new functionality is critical to attracting new customers and enhancing the success of existing customers. We expect to continue to make substantial investments in research and development. We expect our research and development expenses to increase in absolute dollars, but decrease as a percentage of total revenue over time, as we continue to leverage engineers in other low-cost international locations. We expense research and development expenses as incurred.

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

Table of Content

Results of operations

The following table sets forth our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$72,391	$59,285	$206,644	$154,958
Cost of revenue(1)	17,525	12,403	51,488	31,838
Gross profit	54,866	46,882	155,156	123,120
Operating expenses:
Sales and marketing(1)	34,402	26,101	100,923	69,066
Research and development(1)	22,245	16,532	65,584	44,792
General and administrative(1)	20,503	14,370	57,026	39,089
Acquisition related expenses	6,260	9,792	31,441	10,899
Amortization of intangible assets	2,016	1,402	6,062	1,402
Total operating expenses	85,426	68,197	261,036	165,248
Loss from operations	(30,560)	(21,315)	(105,880)	(42,128)
Interest income	1,431	24	2,130	65
Interest expense	(706)	(125)	(2,120)	(125)
Other expense	(376)	5	(828)	18
Loss before provision for income taxes	(30,211)	(21,411)	(106,698)	(42,170)
Provision for income taxes	86	257	241	263
Net loss	$(30,297)	$(21,668)	$(106,939)	$(42,433)

(1)
Includes stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,063	$293	$2,903	$1,206
Sales and marketing	2,857	1,829	8,577	5,351
Research and development	3,102	1,566	8,657	4,180
General and administrative	3,624	2,301	10,049	6,945
Total stock-based compensation expense	$10,646	$5,989	$30,186	$17,682

Revenue by geographic region

The composition of our revenue by geographic region during the three and nine months ended September 2022 and 2021 were as follows:

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Americas – U.S.	$56,293	$46,167	$10,126	21.9	$160,553	$119,872	$40,681	33.9
Americas – other	3,321	2,129	1,192	56.0	8,993	5,781	3,212	55.6
EMEA	7,000	5,342	1,658	31.0	20,086	14,464	5,622	38.9
APAC	5,777	5,647	130	2.3	17,012	14,841	2,171	14.6
Total Revenue	$72,391	$59,285	$13,106	22.1	$206,644	$154,958	$51,686	33.4

Table of Content

Comparison of the three and nine months ended September 30, 2022 and September 30, 2021

Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Revenue
Subscription solutions	$53,231	$42,122	$11,109	26.4%	$152,503	$108,081	$44,422	41.1%
Partner and services	19,160	17,163	1,997	11.6%	54,141	46,877	7,264	15.5%
Total revenue	$72,391	$59,285	$13,106	22.1%	$206,644	$154,958	$51,686	33.4%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Revenue increased $13.1 million, or 22.1%, to $72.4 million from $59.3 million, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $11.1 million, or 26.4%, to $53.2 million from $42.1 million, primarily due to growth in mid-market and enterprise activity along with strong overall enterprise retention. Partner and services revenue increased $2.0 million, or 11.6%, to $19.2 million, from $17.2 million, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Revenue increased $51.7 million, or 33.4%, to $206.6 million, from $154.9 million, as a result of increases in both subscription solutions and partner and services revenue as well as the revenue pertaining to the acquisition of Feedonomics. Subscription solutions revenue increased $44.4 million, or 41.1%, to $152.5 million, from $108.1 million, primarily due to growth in mid-market and enterprise activity along with strong overall enterprise retention. Feedonomics contributed to $24.0 million of the increase in subscription revenue for the nine months ended September 30, 2022. Partner and services revenue increased $7.3 million, or 15.5%, to $54.1 million, from $46.8 million, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Cost of revenue, gross profit, and gross margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$17,525	$12,403	$5,122	41.3	$51,488	$31,838	$19,650	61.7
Gross profit	$54,866	$46,882	$7,984	17.0	$155,156	$123,120	$32,036	26.0
Gross margin	75.8%	79.1%			75.1%	79.5%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Cost of revenue increased $5.1 million, or 41.3%, to $17.5 million from $12.4 million, primarily as a result of higher hosting costs resulting from increased transactions processed of $1.5 million, higher personnel costs, including stock-based compensation expense and allocated costs amounting to $3.6 million. Gross margin decreased to 75.8% from 79.1%, primarily as a result of the acquisition of Feedonomics, which requires a higher level of service.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Cost of revenue increased $19.7 million, or 61.7%, to $51.5 million from $31.8 million, primarily as a result of higher hosting costs resulting from increased transactions processed of $3.5 million, higher personnel costs, including stock-based compensation expense and allocated costs amounting to $7.2 million. Feedonomics contributed to $9.0 million of the increase in cost of revenue for the nine months ended September 30, 2022. Gross margin decreased to 74.7% from 79.7%, primarily as a result of the acquisition of Feedonomics, which requires a higher level of service.

Operating expenses

Sales and marketing

Table of Content

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$34,402	$26,101	$8,301	31.8	$100,923	$69,066	$31,857	46.1
Percentage of revenue	47.5%	44.0%			48.8%	44.6%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Sales and marketing expenses increased $8.3 million, or 31.8%, to $34.4 million from $26.1 million, primarily due to higher staffing costs, including stock-based compensation expense and allocated costs of $5.2 million, additional spend to support revenue growth of $3.1 million in various areas including, but not limited to marketing, travel, contracting services. As a percentage of total revenue, sales and marketing expenses increased to 47.5% from 44.0%, primarily due to increased marketing spend and travel costs experienced as COVID-19 pandemic restrictions are lifted.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Sales and marketing expenses increased $31.8 million, or 46.1%, to $100.9 million from $69.1 million, primarily due to higher staffing costs, including stock-based compensation expense and allocated costs of $15.4 million, additional spend to support revenue growth of $9.8 million in various areas including, but not limited to marketing, travel, contracting services. Feedonomics contributed to $6.6 million of the increase in sales and marketing for the nine months ended September 30, 2022. As a percentage of total revenue, sales and marketing expenses increased to 48.8% from 44.6%, primarily due to increased marketing spend and travel costs experienced as COVID-19 pandemic restrictions are lifted.

Research and development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$22,245	$16,532	$5,713	34.6	$65,584	$44,792	$20,792	46.4
Percentage of revenue	30.7%	27.9%			31.7%	28.9%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Research and development expenses increased $5.7 million, or 34.6%, to $22.2 million from $16.5 million, due to higher staffing costs, including stock-based compensation expense and allocated costs of $5.7 million. As a percentage of total revenue, research and development expenses increased to 30.7% from 27.9%, primarily due to increased investment in product development.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Research and development expenses increased $20.8 million, or 46.4%, to $65.6 million from $44.8 million, primarily due to higher staffing costs, including stock-based compensation expense and allocated costs of $13.3 million. Feedonomics contributed to $7.5 million of the increase in research and development for the nine months ended September 30, 2022. As a percentage of total revenue, research and development expenses increased to 31.7% from 28.9%, primarily due to increased investment in product development.

General and administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$20,503	$14,370	$6,133	42.7	$57,026	$39,089	$17,937	45.9
Percentage of revenue	28.3%	24.2%			27.6%	25.2%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. General and administrative expenses increased $6.1 million, or 42.7%, to $20.5 million from $14.4 million, primarily due to higher staffing costs, including stock-based compensation expense and allocated costs of $1.7 million, increased spend of $4.4 million in various areas including, but not limited to audit fees, insurance, contracting services.

Table of Content

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. General and administrative expenses increased $17.9 million, or 45.9%, to $57.0 million from $39.1 million, primarily due to higher staffing costs, including stock-based compensation expense and allocated costs of $6.4 million, increased spend of $8.3 million in various areas, including but not limited to audit fees, insurance, contracting services. Feedonomics contributed to $3.2 million of the increase in general and administrative for the nine months ended September 30, 2022.

Acquisition related expenses

Acquisition related expense was $6.3 million and $31.4 million for the three and nine-month periods ended September 30, 2022, primarily as a result of acquisition related compensation in conjunction with our business combination and $9.8 million and $10.9 million for the three and nine-month periods ended September 30, 2021.

Interest income

Interest income was $1.4 million and $2.1 million for the three and nine-month periods ended September 30, 2022 and was insignificant for the three and nine-month periods ended September 30, 2021.

Interest expense

Interest expense was $0.7 million and $2.1 million for the three and nine-month periods ended September 30, 2022 and was insignificant for the three and nine-month periods ended September 30, 2021.

Other expense

Other expense was $0.4 million and $0.8 million for the three and nine-month periods ended September 30, 2022 and was insignificant for the three and nine-month periods ended September 30, 2021.

Provision for income taxes

Our provision for income taxes was insignificant in the three and nine-month periods ended September 30, 2022 and 2021.

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

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. In particular, our acquisition of Feedonomics also requires up to $32.5 million for the remaining annual installment, within ten business days after the second anniversary of the acquisition, or the earlier achievement of certain product and financial milestones. We may elect, in our sole discretion, to make these post-closing payments partially or entirely in cash or shares of BigCommerce common stock. We elected to make the first post-closing payment in cash but maintain the right to elect to make the second anniversary payment in either cash or shares. If we choose to issue stock to settle these payments, we will be required to register these shares with the Securities and Exchange Commission. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Table of Content

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net cash used in operating activities	$(50,804)	$(14,077)	$(86,664)	$(31,483)
Net cash used in investing activities	$(69,284)	$(94,665)	$(110,139)	$(126,706)
Net cash provided by (used in) financing activities	$172	$300,764	$64	$303,632
Net decrease in cash, cash equivalents and restricted cash	$(119,916)	$192,022	$(196,739)	$145,443

As of September 30, 2022, we had $308.1 million in cash, cash equivalents, restricted cash and marketable securities, a decrease of $101.4 million compared to $409.5 million as of September 30, 2021. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.4 million and $1.1 million at September 30, 2022 and 2021 respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $206.1 million and $43.5 million at September 30, 2022 and 2021 respectively, consists of investments in debt securities. We maintain cash account balances in excess of FDIC-insured limits.

Operating activities

Net cash used in operating activities for the three months ended September 30, 2022 and 2021 was $50.8 million and $14.1 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $86.7 million and $31.5 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the three months ended September 30, 2022 and 2021 was $69.3 million and $94.7 million, respectively. In the three months ended September 30, 2022, this consists primarily of the purchases of marketable securities of $90.6 million and the purchases of property and equipment of $0.7 million offset by the maturity of marketable securities of $22.0 million. In the three months ended September 30, 2021, this consisted primarily of the cash paid for the acquisition of Feedonomics of $81.0 million, the purchases of marketable securities of $13.1 million and the purchases of property and equipment of $0.6 million..

Net cash used in investing activities during the nine months ended September 30, 2022 and 2021 was $110.1 million and $126.7 million, respectively. In the nine months ended September 30, 2022, this consists primarily of the cash paid for the acquisition of Bundle of $0.7 million, the purchases of marketable securities of $169.9 million and the purchases of property and equipment of $4.2 million offset by the maturity of marketable securities of $64.7 million. In the nine months ended September 30, 2021, this consisted of primarily the cash paid for the acquisition of Feedonomics of $81.0 million, the purchases of marketable securities of $43.4 million and the purchases of property and equipment of $2.3 million.

Financing activities

Net cash provided by financing activities during the three months ended September 30, 2022 and 2021 was $0.2 million and 300.8 million, respectively. In the three months ended September 30, 2022, this was attributable to proceeds from the issuance of shares of common stock pursuant to the exercise of stock options of $0.2 million. In the three months ended September 30, 2021, this consisted of the proceeds from the issuance of convertible senior notes in an aggregate principal amount of $345.0 million and proceeds from the issuance of shares of common stock pursuant to the exercise of stock options of $1.4 million. This was partially offset by the payment of debt issuance costs of $10.0 million and the purchase of capped calls of $35.6 million

Net cash provided by financing activities during the nine months ended September 30, 2022 and 2021 was $0.1 million and 303.6 million, respectively. In the nine months ended September 30, 2022, this was attributable to proceeds from the issuance of shares of common stock pursuant to the exercise of stock options of $0.1 million. In the nine months ended September 30, 2021, this

Table of Content

consisted of the proceeds from the issuance of convertible senior notes in an aggregate principal amount of $345.0 million and proceeds from the issuance of shares of common stock pursuant to the exercise of stock options of $4.2 million. This was partially offset by the payment of debt issuance costs of $10.0 million and the purchase of capped calls of $35.6 million

Indebtedness

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

Table of Content

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 or as of December 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2022, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2022, that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”).

As disclosed in Part II, Item 9A, “Controls and Procedures” in our Form 10-K, we identified material weaknesses in internal control over financial reporting in the following area:

(i)
IT program change management

Table of Content

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

Changes in Internal Control over Financial Reporting

Except for changes in connection with the implementation of remediation measures or as described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

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

We are increasingly focusing our sales and marketing efforts on enterprise accounts. Our business would be harmed if we fail to implement this new strategy successfully.

As our efforts increasingly focus on enterprise accounts, we may face greater sales, marketing, development and support costs, longer sales cycles and more unpredictability in attracting or retaining enterprise accounts.

Our success in this enterprise focus will depend on our ability to effectively transition some existing SMB sales and marketing personnel and resources to the enterprise segment. This transition may not be successful. Our expanded enterprise sales and marketing efforts may not succeed in identifying a sufficient volume of quality enterprise opportunities, or may not do so cost effectively. We may not be able to develop the enhanced or specialized features required by current or prospective enterprise accounts in a timely or cost-efficient manner.

A core component of our enterprise strategy is to sell complementary and increasingly sophisticated services to enterprises. These cross-selling and up-selling efforts may not be successful or materialize at the rates that we forecast. Additionally, we may experience longer collection cycles as our mix is increasingly composed of enterprise accounts.

Our increased focus on enterprise accounts may cause near-term variability in our operating results as we attempt to expand our enterprise sales pipeline. We may see a decrease in bookings with SMB merchants as our sales and marketing efforts are increasingly directed toward enterprise opportunities. We expect a relatively small number of new enterprise accounts to constitute a more material portion of our total bookings in any given period. As a result, even if our increased shift toward enterprise accounts is successful, we may experience less stable or less predictable bookings between periods. This may make it challenging for us to accurately forecast our results.

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

Table of Content

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

Table of Content

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our platform. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, Australia, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on IT and negatively affect our business. In particular, given our investment in our development capabilities in Ukraine, continued political turmoil, warfare, or terrorist attacks in Ukraine

Table of Content

could negatively affect our business. Political and military events in Ukraine, including the ongoing war between Ukraine and Russia, poor relations between the U.S. and Russia, and sanctions by the international community against Russia or separatist areas of Ukraine may also have an adverse impact on our employees, customers, partners, and vendors. In turn, any of these may adversely impact our ability to grow our business and negatively affect our results of operations. To the extent our platform is perceived by customers and potential customers as costly, or too difficult to launch or migrate to, it would negatively affect our growth. Our revenue may be disproportionately affected by delays or reductions in general IT spending. Competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, consolidation in certain industries may result in reduced overall spending on our platform. We cannot predict the timing, strength, or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, including as a result of recent political and military events in Ukraine, our business, results of operations and financial condition could be adversely affected.

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

The war between Russia and Ukraine has resulted in the imposition of sanctions by the United States, other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states against Russia, certain Russian citizens, and enterprises. More generally, the war has led to and could lead to further disruptions in the global financial markets and economy, including, without limitation, currency volatility, inflation and instability in the global capital markets. In addition, Russia's prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions being levied by the United States, European Union and other countries against Russia, with additional potential sanctions threatened and/or proposed. Russia's military incursion and the resulting sanctions could adversely affect the global economy and financial markets and thus could affect our business, operations, operating results and financial condition as well as the price of our common stock. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. The war between Russia and Ukraine could draw military or other intervention from additional countries, which could lead to a much larger war and/or additional sanctions imposed by the United States and other governments that restrict business with specific persons, organizations or countries with respect to certain products or services. Any such disruptions or escalations caused by Russian military action or resulting sanctions may magnify the impact of other risks described in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10K.

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

Table of Content

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Repurchases

Table of Content

(in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or program
July 2022	—	$—	—	—
August 2022	—	$—	—	—
September 2022	—	$—	—	—
Total	—	$—	$—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Table of Content

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement by and among BigCommerce Holdings, Inc, BigCommerce Omni LLC, Feedonomics LLC, and certain other affiliated parties and significant equity holders of Feedonomics LLC, dated July 23, 2021	8-K	001-39423	2.1	July 23, 2021

3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 10, 2020

3.2	Amended and Restated Bylaws of the registrant.	8-K	001-39423	3.2	August 10, 2020

4.1	Indenture, dated September 14, 2021 between Registrant and U.S Bank National Association	8-K	001-39423	4.1	September 15, 2021

4.2	Form of certificate representing the 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	September 15, 2021

10.1	Form of Severance Letter	8-K	001-39423	10.1	August 12, 2022

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BigCommerce Holdings, Inc.

Date: November 4, 2022	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Date: November 4, 2022	By:	/s/ Robert Alvarez
Robert Alvarez
Chief Financial Officer