Form 10-K
period 2022-12-31
BigCommerce Holdings, Inc.
filed 2023-03-01
CIK 1626450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39423

BigCommerce Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-2707656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11305 Four Points Drive Building II, Suite 100 Austin, Texas	78726
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 865-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series 1 common stock, $0.0001 par value per share	BIGC	The Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error into previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NASDAQ Global Market on June 30, 2022, was approximately $1.08 billion.

The number of shares of Registrant’s common stock outstanding as of February 24, 2023, was 74,121,451.

Auditor Firm ID:42 Auditor Name: Ernst and Young LLP Auditor Location: Austin, TX

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the Registrant's 2023 annual meeting of stockholders to be filed within 120 days of the registrant's fiscal year ended December 31, 2022, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

We offer access to our platform on a subscription basis. We serve customers with subscription plans tailored to their size and feature needs. For our larger customers, our Enterprise plan offers our full feature set at a monthly or annual subscription price tailored to each business. For SMBs, BigCommerce Essentials offers three retail plans: Standard, Plus, and Pro, amortized at $29, $79, and $299 per month when paid in full annually, respectively or $39, $105 and $399 if paid monthly, respectively. Our Essentials plans include GMV thresholds with programmatic upgrades built in as merchants exceed each plan’s threshold.

We target the following business segments:

•
large enterprises, which we define as sites with annual online sales over $50 million,
•
the mid-market, which we define as sites with annual online sales between $1 million and $50 million, and
•
small businesses (“SMBs”), which we define as sites with annual online sales less than $1 million.

We serve these segments with a platform offering enterprise-grade functionality, openness and performance capabilities with friendly simplicity and ease-of-use. Our platform is the result of a multi-year investment in platform transformation. In every important component of our platform, we have added advanced functionality and openness using application programming interface (“API”) endpoints. That openness has led us to be the second MACH Alliance ecommerce platform vendor. MACH is a not-for-profit industry body that advocates for open and best-of-breed enterprise technology ecosystems and is an industry tech standard describing modern technology. The prerequisites to achieve this standard are: Microservices based, API-first, Cloud-native SaaS and Headless.

We strive to provide the world’s best SaaS ecommerce platform for all types of customers at all stages of their ecommerce growth. Our platform serves customers across a wide variety of sizes, product categories, and purchase types, including business-to-consumer (“B2C”) and business-to-business (“B2B”) and Hybrid (B2B-B2C). For the enterprise and mid-market segments, we believe our platform combines three elements not typically offered together:

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

We have become a leader in both branded-site and omnichannel, or cross-channel commerce. Cross-channel commerce involves the integration of a customer’s commerce capabilities with other sites—online and offline—where consumers and businesses make their purchases. We offer free, direct integrations with leading social networks such as Facebook and Instagram, search engines such as Google, online marketplaces such as Amazon and eBay, and POS platforms such as Square, and Clover (a Fiserv company). A dynamic and growing cross-channel category is “headless commerce,” which refers to the integration of a back-end commerce platform like ours with a front-end user experience separately created in a content management system (“CMS”) or design framework. The most dynamic and interactive online user experiences are often created using these tools. We integrate seamlessly with the leading CMSs, digital experience platforms, design frameworks and custom front ends.

Additionally, we see “Composable Commerce” as another growing technology opportunity for Enterprise ecommerce. Our composable SaaS platform delivers superior financial performance and competitive advantage. Our commitment to composable commerce, which lets customers adapt our platform and integrated applications to their specific needs, appeals to businesses seeking the most modern approach to technology. We lower the financial and operating cost of ecommerce by providing world-class technology as a service, including product, hosting, security, bug fixing and continuous innovation. We believe no other SaaS platform offers comparable enterprise functionality and flexibility at our price point — an advantage increasingly recognized by the world’s most respected technology analysts.

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
•
High gross margins. We earn high-margin revenue share from a subset of our strategic technology partners. This complements the high gross margin of our core ecommerce platform.

BigCommerce’s omnichannel offering helps customers advertise and sell successfully through more channels than they could on competitive platforms. We made remarkable progress following our 2021 acquisition of Feedonomics, the industry’s best solution for managing product catalog integrations at scale through more than 100 of the world’s foremost search, advertising, social network and marketplace channels. Feedonomics features both superior integrations and industry-leading tools for optimizing product feeds to achieve maximum organic performance and return-on-ad-spend. Major channels enabled include Amazon, Facebook/Instagram, Google, Mercado Libre, Microsoft, Target+, TikTok, Walmart and, most recently, Snap.

Commerce-as-a-Service, "CaaS" describes our ability to enable partners to create and sell customized commerce solutions powered by our platform technology. We aim to leverage our Open SaaS platform to empower our ecosystem, not compete with its constituents. Through Commerce-as-a-Service, our partners can combine the power of our platform with their unique use cases and competitive offerings to create comprehensive solutions for their target markets.

Our business has achieved significant growth in recent years. We had total revenue of $279.1 million, $219.9 million and $152.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. We plan to continue to invest in our “Open SaaS” strategy, building new partnerships and continuing to develop a platform that offers best-of-breed functionality with the cost-effectiveness of multi-tenant SaaS. As we work to develop and deliver this platform for our customers, we will also invest in and grow our business by acquiring additional customers to our platform, growing our revenue with existing customers, and expanding our presence in new segments and geographies.

We have invested, and intend to continue our disciplined investment strategy, to grow our business by expanding our sales and marketing activities, including increasing the breadth and depth of our agency and technology partner ecosystem, enhancing our platform developments, and scaling our operations to support our existing and growing customer base.

Industry trends

Online shopping behaviors are evolving as ecommerce adoption is growing around the world. This puts tremendous pressure on businesses to pursue digital transformation with technology that innovates as fast as the market. Consumers are rapidly changing how they shop across online and offline channels. Businesses must address the breadth of touch points influencing what and where shoppers buy, including content sites (information and influencers), social networks, search engines, marketplaces, and of course, their own branded sites. While consumer brands historically relied on retail distribution for their products, ecommerce enables a new model of direct-to-consumer, vertically-integrated digitally native brands. Historically, B2B ecommerce adoption has lagged that of B2C, but that is changing. B2B sellers are embracing digital transformation in pursuit of both efficiency and sales effectiveness, in response to business buyers whose user experience expectations have been reshaped by B2C shopping. While the COVID-19 pandemic accelerated some of these trends, the pandemic's impact on these trends has moderated over the past year as pandemic-related restrictions have been lifted.

Technology, infrastructure and operations

We have designed our platform with enterprise-grade security, reliability, and scalability as top priorities. Our platform is built using best-of-breed open source technologies, deployed across geographically-distributed data centers. Our platform is subject to a rigorous set of security standards designed to ensure the security of customer data.

Our customers

We serve customers across a range of sizes, geographies, and segments including B2C, B2B, and DNBs. We distinguish market segments based on annual gross merchandise volume (“GMV”) per site, specifically: SMB ($0 to $1 million), mid-market ($1 million to $50 million), and large enterprise (greater than $50 million). One individual customer represented more than 5% of our total revenue for the year ended December 31, 2022.

International presence

We serve customers in more than 150 countries. Our platform enables businesses to create stores in the consumer-facing language and currency of their choice. For the administrative control panel used by our customers to create and manage their stores, we currently allow our customers to select among a range of languages, including English, Chinese, French, Spanish, Italian, and Ukrainian. We plan to add additional languages throughout 2023.

We maintain our headquarters in Austin, Texas. Approximately 75% of our employees are located in the United States, as of December 31, 2022. We were originally founded in Sydney, Australia. Our APAC presence has driven a 10% and 52% APAC revenue growth for the years ended December 31, 2022 and 2021, respectively. Our London office has contributed to EMEA revenue growth of 34% and 68% for the years ended December 31, 2022 and 2021, respectively. Our platform continues to enable customers to self-serve globally, including in regions in which we may lack a local business presence, such as parts of Latin America, Africa, and the Middle East. We have a local presence in a number of key markets, including the Netherlands, France, Italy, Germany, Spain and Mexico, the Nordic region, South America, and additional DACH countries.

Competition

Our industry is highly competitive and we compete on the principal competitive factors in our market.

In the mid-market and enterprise segments, our primary competitors are Magento (an Adobe company), Salesforce Commerce Cloud, commercetools, and Shopify Plus. In the SMB segment, our primary competitors are Shopify and WooCommerce.

Intellectual property

We rely on a combination of trade secret, trademark, copyright, patent, and other intellectual property laws to protect our intellectual property. We also rely on contractual arrangements, such as license, assignment, and confidentiality agreements, and technical measures.

We have two issued patents in the United States, which expire February 10, 2035, and March 20, 2036, respectively. We have been issued federal registrations for trademarks, including “BigCommerce,” related stylized marks, and “Make It Big” and have multiple pending trademark applications. We hold domestic and international domain names that include “BigCommerce” and similar variations.

Employees and Human Capital Resources

As of December 31, 2022, we had 1,500 full-time employees, including 388 in research and development, 409 in sales and marketing and 703 in general and administrative, professional services, and customer support. Of these employees, 1,131 are in the United States and 369 are in our international locations. We consider our culture and employees to be vital to our success. We have invested substantial time and resources in building our team and culture across all our offices. We are highly dependent on our management, highly-skilled software engineers, and sales personnel, and it is crucial that we continue to attract and retain valuable employees. To facilitate attraction and retention, we strive to make BigCommerce a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.

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

Facilities

Our worldwide corporate headquarters is located in Austin, Texas. It covers 70,682 square feet pursuant to an operating lease that expires in 2028. We also have office locations key global locations including London, San Francisco, Kyiv, Ukraine and Sydney, Australia. We believe our current facilities are suitable and adequate to meet our current needs. In December 2022, we exited and made the decision to put 40,540 square feet of our Austin headquarters up for sublease. We believe our current facilities are suitable for the composition of our staff and additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Investors and others should note that we announce material financial information to our investors using our investor relations website (investors.bigcommerce.com), SEC filings, press releases, public conference calls and webcasts. We intend to use our investor relations website as a means of disclosing information about our business, our financial condition and results of operations and other matters and for complying with our disclosure obligations under Regulation FD. The information we post on our investor relations website, including information contained in investor presentations, may be deemed material. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Item 1A. Risk Factors.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve profitability on our anticipated timeline or sustain it thereafter;
•
We have experienced significant growth in recent periods, and our recent growth rates may not be indicative of our future growth;
•
We face intense competition and may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business;
•
Our success depends in part on our partner-centric strategy;
•
Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform;
•
To the extent our security measures, or those of our third-party partners or service providers, are actually or perceived to have been compromised, our platform may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our platform, our reputation being harmed, our incurring significant liabilities, and adverse effects on our results of operations and growth prospects;
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
•
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the requirements of Nasdaq, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner
•
Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party;
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
•
If we are unable to maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed;
•
Unfavorable conditions in our industry or the global economy, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations;
•
Operations at our strategic development center in Kyiv, Ukraine have been impacted as a result of ongoing military action by Russia in Ukraine and our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy resulting from the conflict in Ukraine or the unavailability of our personnel in Ukraine;
•
Natural catastrophic events and man-made problems such as power disruptions, computer viruses, global pandemics, data security breaches and terrorism may disrupt our business;
•
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses;
•
Our current operations are international in scope. We plan further geographic expansion, which creates a variety of operational challenges. We are subject to risks from geopolitical crises, such as the Russian invasion of Ukraine;
•
Our international operations may subject us to potential adverse tax consequences;
•
We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we violate the controls;
•
We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results;
•
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws. Non-compliance with such laws could subject us to criminal and/or civil liability and harm our business; and
•
Changes in subjective assumptions, estimates and judgments by management related to complex accounting matters or changes in accounting principles generally accepted in the United States, could significantly affect our financial condition and results of operations.

Risk Factors

The following section discusses material risks and uncertainties that could adversely affect our business and financial condition. Investing in our common stock involves substantial risks. You should carefully consider the following risk factors, as well as all of the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, before deciding to invest in our common stock. Additional risks and uncertainties that we are unaware of may also become important factors that adversely affect our business. The occurrence of any of the following risks, or additional risks that we are unaware of, could materially and adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. In such a case, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks related to the growth and profitability of our business.

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve profitability on our anticipated timeline or sustain it thereafter.

We have not yet achieved profitability. We incurred net losses of $139.9 million, $76.7 million and $37.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $529.9 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. While we have announced our intention to prioritize profitability, we intend to continue to invest in sales and marketing efforts and research and development, and we may be unable to achieve profitability on our anticipated timeline. Our decision to prioritize profitability on our planned timeline may not prove successful and may not yield desired outcomes. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

We may not accomplish any of these objectives and, as a result, it is difficult for us to forecast our future revenue or revenue growth. If our assumptions are incorrect or change in reaction to changes in our market, it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior periods as any indication of our future revenue or revenue growth.

We are increasingly focusing our sales and marketing efforts on enterprise accounts. Our business would be harmed if we fail to implement this strategy successfully.

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

A core component of our enterprise strategy is to sell complementary and increasingly sophisticated services to enterprises. These cross-selling and up-selling efforts may not be successful or materialize at the rates that we forecast. Additionally, we may experience longer sales cycles as our mix is increasingly composed of enterprise accounts.

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

Our ability to forecast our future results of operations is subject to many risks and uncertainties and our operating and financial results could differ materially from our expectations.

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

To the extent our security measures, or those of our third-party partners or service providers, are actually or perceived to have been compromised, our platform may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our platform, our reputation being harmed, our incurring significant liabilities, and adverse effects on our results of operations and growth prospects.

Our operations involve the storage and transmission of customer and shopper data, which includes personal, sensitive and confidential information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses, worms, and ransomware), employee theft or misuse, action or inaction by our employees or contractors, and denial-of-service attacks. Sophisticated nation-states and nation-state supported actors now engage in such attacks, including advanced persistent threat intrusions. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We and our third-party partners and service providers also may face difficulties or delays in identifying, remediating or otherwise responding to, cyberattacks and other security breaches and incidents. We have been subject to cyber-attacks and attempts in the past and may continue to be subject to such attacks in the future. Though no such incident to date has had a material impact on our business, we cannot guarantee that we will not experience material or adverse effects from any future incident. We have incurred substantial costs in efforts to protect against and address potential impacts of security breaches and incidents, and anticipate doing so in the future. Nevertheless, while we employ a number of security measures designed to prevent, detect, and mitigate potential for harm to our platform, these measures may not be effective in every instance.

Further, when we acquire companies that do not have security measures that are as robust as the measures we have in place, the foregoing risks may increase. If our security measures are actually or perceived to be compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. As we rely on third-party and public-cloud infrastructure, we will depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer or shopper data. A cybersecurity event could have significant costs, including regulatory enforcement actions, litigation, litigation indemnity obligations, civil or criminal penalties, operational changes, remediation costs, network downtime, increases in insurance premiums, and reputational damage. Our cyber insurance may not protect against all of the costs, liabilities, and other adverse effects arising from a security breach or system failure. Many companies that provide cloud-based services have reported a significant increase in cyberattack activity, and such increase may continue.

We depend on third-party data hosting and transmission services. Increases in cost, interruptions in service, latency, or poor service from our third-party data center providers could impair the delivery of our platform. This could result in customer or shopper dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Google Cloud Platform in the United States. We are in the process of expanding our infrastructure capabilities into overseas data centers of Google Cloud Platform. We serve ancillary functions for our customers from third-party data center hosting facilities operated by Amazon Web Services, located in Virginia. Our platform is deployed to multiple data centers within these geographies, with additional geographies available for disaster recovery. Our operations depend, in part, on our third-party providers’ protection of these facilities from natural disasters, power or telecommunications failures, criminal acts, or similar events. If any third-party facility’s arrangement is terminated, or its service lapses, we could experience interruptions in our platform, latency, as well as delays and additional expenses in arranging new facilities and services.

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

Our customers often draw many shoppers over short periods of time, including from new product releases, holiday shopping seasons and flash sales. These events significantly increase the traffic on our servers and the volume of transactions processed on our platform. Despite precautions taken at our data centers, spikes in usage volume, or a natural disaster, an act of terrorism, vandalism or sabotage, closure of a facility without adequate notice, or other unanticipated problems could result in lengthy interruptions or performance degradation of our platform. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. If we experience damage or interruption, our insurance policies may not adequately compensate us for or protect us against any losses, liabilities and costs that we may incur. These factors in turn could further reduce our revenue, subject us to liability, cause us to issue credits, or cause customers to terminate their subscriptions, any of which could materially adversely affect our business.

If there are interruptions or performance problems associated with our technology or infrastructure, our existing customers may experience service outages, and our new customers may experience delays in using our platform.

Our operational performance and profitability depend, in part, on the ability of our existing and potential customers to access our platform 24 hours a day, seven days a week, without interruption or performance degradation. We have experienced and may, in the future, experience disruptions, data loss, outages, and other performance problems with our infrastructure. These can be due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks, or other security-related incidents, any of which may be recurring. As we continue to add customers, expand geographically, and enhance our platform’s functionality, the additional scale may increase complexity and our average uptime for future periods may decrease. We may not be able to identify the cause or causes of these performance problems promptly. If our platform is unavailable or if our customers are unable to access our platform within a reasonable amount of time, our business would be harmed. Any outage on our platform would impair the ability of our customers to engage in ecommerce, which would negatively impact our brand, reputation and customer satisfaction. We provide service credits to our customers for downtime they experience using our platform. Any downtime or malfunction could require us to issue a significant amount of service credits to customers. At times, we issue service credits to customers that we are not able to identify as having been affected by an incident. Issuing a significant amount of service credits would negatively impact our financial position. We depend on services from various third parties to maintain our infrastructure and any disruptions to these services, including from causes outside our control, would significantly impact our platform. In the future, these services may not be available to us on commercially reasonable terms, or at all. Loss of any of these services could decrease our platform’s functionality until we develop equivalent technology or, if equivalent technology is available from another party, we identify, obtain, and integrate it into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to address capacity constraints, upgrade our systems, and develop our technology and network architecture to accommodate actual and anticipated technology changes.

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

Our failure to comply with legal, contractual, or standards-based requirements around the security of personal information could lead to significant fines and penalties, as well as claims by our customers, their shoppers, or other stakeholders. When we acquire companies that do not have security measures that are as robust as the measures we have in place, such as Feedonomics, B2B Ninja, or Bundle, the risk of fines and penalties may increase. Any such proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our platform.

If our security measures fail to protect credit card information adequately, we could be liable to our partners, the payment card associations, our customers, their shoppers and consumers with whom we have a direct relationship. In addition, we could be subject to fines and higher transaction fees, face regulatory or other legal action, or lose customers. The limitations of liability in our contracts may not be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

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

Failure to adequately protect our proprietary rights could impair our competitive position. We could incur substantial costs in protecting or defending our proprietary rights. We could lose valuable assets, experience reduced revenue, and incur costly litigation.

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

Our patents or patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. Others may independently develop similar products, duplicate our solutions, design around our patents, or adopt similar or identical brands for competing platforms. Legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions restricting unauthorized use, copying, transfer, and disclosure of our intellectual property may be unenforceable under the laws of jurisdictions outside the United States.

To the extent we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information may increase. Moreover, effective trademark, copyright, patent, and trade secret protection may not be available or commercially feasible in every country in which we conduct business. Further, intellectual property laws, including statutory and case laws, particularly in the United States, is constantly developing. Changes in the law could make it harder for us to enforce our rights.

We enter into confidentiality and invention assignment agreements with our employees and consultants, and we enter into confidentiality agreements with strategic and business partners. These agreements may not be effective in controlling access to and distribution of our proprietary information. These agreements do not prevent our competitors or partners from independently developing technologies that are equivalent or superior to our platform.

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

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. For example, in July 2021, we acquired Feedonomics for total purchase consideration of approximately $146.1 million, with approximately $81.1 million in cash paid at closing, $32.5 million paid in cash at the first anniversary of closing and up to $32.5 million to be paid at the second anniversary of closing or upon the earlier achievement of certain milestones. We may elect to make the second anniversary payment partially or entirely in shares of our common stock in lieu of cash. Accordingly, our stockholders may incur dilution resulting from the payment of the second anniversary payment in shares of our common stock, the resale of which we would be obligated to register on Form S-3.

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

As of December 31, 2022, we had net operating loss (“NOL”) carryforwards of approximately $294.9 million and $165.6 million for federal and state tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in 2036. As of December 31, 2022, approximately $246.5 million of the federal NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of December 31, 2022, we also had total foreign NOL carryforwards of $44.2 million, which do not expire under local law. As of December 31, 2022, we had research and development tax credit carryforwards of approximately $8.8 million and $6.0 million for federal and state tax purposes, respectively. The federal and state tax credits will begin to expire in 2024. The amount of federal NOLs that do not expire and carryforward indefinitely that we are permitted to deduct in any future taxable year is limited to 80% of federal taxable income in the year utilized, where taxable income is determined without regard to the NOL deduction itself.

In general, under Section 382 and 383 of the United States Internal Revenue Code of 1986 (as amended, the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code.

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

Risks related to our industry and the economy

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

Laws and regulations governing data privacy are constantly evolving. Many of these laws and regulations, including the European Union’s General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation (“UK GDPR”) and the California Consumer Privacy Act (the “CCPA”), contain detailed requirements regarding collecting and processing personal information, restrict the use and storage of such information, and govern the need for consumer consent. The California Privacy Rights Act (the “CPRA”) amended the CCPA and created additional obligations relating to consumer data collected on January 1, 2022, with enforcement expected to begin in 2023. Like California, Virginia signed into law the Virginia Consumer Data Protection Act, which also contains detailed requirements, on covered companies, relating to the access to, deletion of, and disclosures of personal data collected by covered businesses about Virginia residents. Further, Connecticut, Utah and Colorado have also enacted new privacy regulations set to come into effect in 2023. Similar laws have been proposed in other states, at the federal level, and in other countries, reflecting a global trend toward more stringent privacy. These laws and regulations could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), to control our costs by using certain vendors or service providers, and to offer certain services in certain jurisdictions. Such laws and regulations could also restrict our customers’ ability to run their businesses; for example, by limiting their ability to effectively market to interested shoppers. This could reduce our revenue and the general demand for our services.

In addition, we make public statements about our use and disclosure of personal data through our data privacy policies that are posted on our websites. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.

Data privacy laws and regulations may be subject to amendment or re-interpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance. For example, in 2020, the Court of Justice of the European Union (“CJEU”) invalidated the U.S.-EU Privacy Shield as a basis for transfers of personal data from the EU to the U.S. and introduced requirements to carry out risk assessments in relation to use of other, alternative data transfer mechanisms such as the standard contractual clauses (“SCCs”) for personal data transfers. In addition, the European Commission published revised standard contractual clauses for data transfers from the European Economic Area (“EEA”) with effectiveness as of September 27, 2021 and retroactive effect for existing contractual clauses as of December 27, 2022.

On March 25, 2022, the European Union and United States announced that they had reached an agreement in principle on a new Trans-Atlantic Data Privacy Framework, which will be translated into legal documents to be adopted in the European Union and United States to provide a renewed basis for transatlantic data transfers. However, if a new transatlantic data transfer framework is not adopted, we may be unable to continue to rely on SCCs or rely upon other alternative means of data transfers from the European Union to the United States. Similarly, the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. Implementing updated data transfer documentation, may increase regulatory and compliance burdens and lead to uncertainty about or interruptions of personal data transfers from Europe to the United States (and beyond). If courts block personal data transfers to or from a particular jurisdiction, it could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm.

In 2022, Austrian and the French data protection supervisory authorities ruled that, under certain circumstances, use of Google Analytics by European website operators unlawfully transferred personal data to the United States; other EU supervisory authorities may reach similar conclusions. Similarly, in July 2022, the Irish Data Protection Commission (“IDPC”) was reported to have shared with other European regulators a draft decision that Facebook’s transfers of European Facebook user data from the European Union to the United States should be suspended. Facebook relies on the SCCs for international data transfers and a decision against Facebook could more broadly revoke or curtail the use of the SCCs as a valid transfer mechanism. We rely on the SCCs for many international data transfers and this may impact our platform, services and business tools we use and adversely impact us to the extent such decisions are perceived as more broadly applicable to transfers of personal data from Europe to the United States. Our response to these requirements globally may not meet the expectations of individual customers, their shoppers, or other stakeholders, which could reduce the demand for our services. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make, which could lead to the loss of current or prospective customers or other business relationships.

We face intense competition, especially from well-established companies offering solutions and related applications. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.

The market for ecommerce solutions is highly competitive and evolving. We expect competition to increase in the future from established competitors and new market entrants. With the introduction of new technologies and the entry of new companies into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals, and maintain our prices. We face intense competition from other software companies that may offer related ecommerce platform software solutions and services. Our competitors include larger companies that have acquired ecommerce platform solution providers in recent years. We also compete with custom software internally developed within ecommerce businesses. In addition, we face competition from niche companies that offer point products that attempt to address certain of the problems that our platform solves.

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

Some of our larger competitors also have substantially broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New start-up companies that innovate, and large companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our platform. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories, or other parties. Furthermore, ecommerce on large marketplaces, such as Amazon, could increase as a percentage of all ecommerce activity, thereby reducing customer traffic to individual customer websites. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share, or a smaller addressable share of the market and could also result in a competitor with greater financial, technical, marketing, service, and other resources, any of which could harm our ability to compete.

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

Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges. We are subject to risks from geopolitical crises, such as the Russian invasion of Ukraine.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the case of the two most recent fiscal years, approximately 22 percent of our revenue has been generated from customers outside the United States. We currently have locations in the United States, Australia, the United Kingdom (“UK”), Singapore, and Ukraine. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful.

We have a significant number of employees outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets. These activities will require significant management attention and financial resources. We may face difficulties, including: geopolitical crises, such as the Russian invasion of Ukraine, costs associated with developing software and providing support in many languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could negatively affect our results of operations.

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

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances (including in a work-from-home environment), with the need to implement appropriate systems, policies, benefits, and compliance programs;

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

We recently adjusted our pricing levels and may in the future need to reduce or change our pricing model to remain competitive.

We price our subscriptions based on a combination of transaction and order volume, and feature functionality. We recently adjusted our pricing levels and expect that we may need to change our pricing again in the future. As new or existing competitors introduce products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. While we believe that recent pricing changes will prove competitive, in the future, mid-market and large enterprise customers may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results, and financial condition.

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

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our ecommerce platform in various jurisdictions is unclear. These jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face tax assessments and audits. Our liability for these taxes and associated penalties could exceed our original estimates. Jurisdictions in which we have not historically collected or accrued sales, use, value added, or other taxes could assert our liability for such taxes, which could result in substantial tax liabilities and related penalties for past sales, discourage customers from using our platform or otherwise harm our business and operating results.

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

The continuing effects of the COVID-19 pandemic and its impact are highly unpredictable and could be significant, and could adversely affect our business, financial condition and results of operations.

We are subject to public health crises such as the COVID-19 pandemic, which has previously significantly impacted, and may in the future impact, our business and results of operations. Our business, operations and financial performance have been, and may continue to be, affected by the macroeconomic impacts resulting from COVID-19, and as a result, our revenue growth rate and expenses as a percentage of our revenues in future periods may differ significantly from our historical rates, and our future operating results may fall below expectations. The extent to which our business will continue to be affected will depend on a variety of factors, many of which are outside of our control, including the persistence of the pandemic, impacts on economic activity, and the possibility of recession or continued financial market instability.

Risks related to owning our common stock

The market price of shares of our common stock has been and may continue to be volatile, which could cause the value of your investment to decline.

The market price of our common stock has been highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. Market volatility, as well as general economic, market, political, or pandemic conditions, could reduce the market price of shares of our common stock regardless of our operating performance.

Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including: variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies, speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments, the announcement of any acquisitions we make and our ability to realize the expected benefits of any such acquisition, including our acquisitions of Feedonomics and B2B Ninja, the impact of our recently announced reduction in force, and adverse publicity about the industries we participate in or individual scandals. In response, the market price of shares of our common stock could decrease significantly.

Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Our failure to raise capital when needed could harm our business, operating results and financial condition. Debt or equity issued to raise additional capital may reduce the value of our common stock.

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

We intend to continue to make investments to support our business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur additional debt, the debt holders could have rights senior to holders of our common stock to make claims on our assets. The terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interest.

Insiders have substantial control over us, which may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

As of December 31, 2022, our directors, executive officers, and their respective affiliates beneficially own, in the aggregate, approximately 8.1% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, this stockholder will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

We have no current plans to pay cash dividends on our common stock; as a result, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have no current plans to pay dividends on our common stock. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws. It will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions, and other factors that our board of directors may deem relevant. In addition, our ability to pay cash dividends is restricted by the terms of our debt financing arrangements, and any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public or the expectations of investment analysts, the market price of our common stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will comprise forward-looking statements, subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. Although we have previously issued public guidance, there can be no assurance that we will continue to do so in the future.

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

As of December 31, 2022, we had 73,945,044 shares of Series 1 common stock and no shares of Series 2 common stock outstanding. Series 1 common stock is referred to as common stock throughout, unless otherwise noted. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

Holders of our common stock may be subject to further dilution upon issuance of the shares reserved under our 2020 Plan and Employee Stock Purchase Plan.

In addition, the Convertible Notes we issued on September 14, 2021 may be converted into shares of our common stock at certain times and in certain circumstances. The potential future issuances of such shares could result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, or debt securities convertible into equity or shares of preferred stock. Issuing additional shares of our capital stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Shares of preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

General risk factors

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

The market for ecommerce solutions is relatively new and will experience changes over time. Ecommerce market estimates and growth forecasts are uncertain and based on assumptions and estimates that may be inaccurate. Our addressable market depends on a number of factors, including businesses’ desire to differentiate themselves through ecommerce, partnership opportunities, changes in the competitive landscape, technological changes, data security or privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment, and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.

We may continue to experience growth and organizational change, even as we transition to prioritizing profitability, which may continue to place significant demands on our management and our operational and financial resources. We anticipate that we will continue to experience growth in the sophistication and complexity of customer expectations, the quantity of transactions we process, and the amount of data that our hosting infrastructure supports. Our success will depend in part on our ability to manage this growth effectively. We will require valuable management resources to grow without undermining our culture of innovation, teamwork, and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves our corporate culture, it could negatively affect our reputation and ability to retain and attract customers and employees.

We intend to continue to expand our international operations. Our expansion will continue to place a significant strain on our managerial, administrative, financial, and other resources. If we are unable to manage our growth successfully, our business and results of operations could suffer.

It is important that we maintain a high level of customer service and satisfaction as we expand our business. As our customer base continues to grow, we will need to expand our account management, customer service, and other personnel. Failure to manage growth could result in difficulty or delays in launching our platform, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, any of which could adversely impact our business performance and results of operations.

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

Our success depends largely upon the continued services of our executive officers. We rely on our leadership team for research and development, marketing, sales, services, and general and administrative functions, and on mission-critical individual contributors. From time to time, our executive management team may change from the hiring or departure of executives, which could disrupt our business. Our employment agreements with our executive officers or other key personnel do not require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

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

From time to time, we may need to streamline our organization and adjust the size and structure of our workforce to ensure we achieve our priorities and objectives. In December 2022, we implemented a reduction in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could, in turn, adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Any of these impacts could also adversely affect our reputation as an employer, make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the restructuring.

Unfavorable conditions in our industry or the global economy, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our platform. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, Australia, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on IT and negatively affect our business. In particular, given our investment in our development capabilities in Ukraine, continued political turmoil, warfare, or terrorist attacks in Ukraine could negatively affect our business. Political and military events in Ukraine, including the ongoing war between Ukraine and Russia, poor relations between the U.S. and Russia, and sanctions by the international community against Russia or separatist areas of Ukraine may also have an adverse impact on our employees, customers, partners, and vendors. In turn, any of these may adversely impact our ability to grow our business and negatively affect our results of operations. To the extent our platform is perceived by customers and potential customers as costly, or too difficult to launch or migrate to, it would negatively affect our growth. Our revenue may be disproportionately affected by delays or reductions in general IT spending. Competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, consolidation in certain industries may result in reduced overall spending on our platform. We cannot predict the timing, strength, or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, including as a result of recent political and military events in Ukraine, our business, results of operations and financial condition could be adversely affected.

Operations at our strategic development center in Kyiv, Ukraine have been impacted as a result of the ongoing military action by Russia in Ukraine and our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy resulting from the war in Ukraine or the unavailability of our personnel in Ukraine.

We have historically operated a strategic development center in Ukraine where we employed 100 individuals as of December 31, 2022. We have also invested significant resources in Ukraine over the last several years. As a result, warfare, political turmoil or terrorist attacks in Ukraine could negatively affect our Ukrainian operations and our business.

As a result of the ongoing war between Russia and Ukraine, we assisted many of our employees in Kyiv in relocating to neighboring countries to the extent they desired to do so. While the war in Ukraine has not had a material negative impact on us or our financial performance to date, the ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks, and other critical infrastructure necessary to conduct business in Ukraine and neighboring countries. As the scope and intensity of the war changes rapidly, we are continuing to receive reports on our employees, operations and facilities and monitoring the evolving situation.

The war between Russia and Ukraine has resulted in the imposition of sanctions by the United States, other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states against Russia, certain Russian citizens, and enterprises. More generally, the war has led to and could lead to further disruptions in the global financial markets and economy, including, without limitation, currency volatility, inflation and instability in the global capital markets. In addition, Russia's prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions being levied by the United States, European Union and other countries against Russia, with additional potential sanctions threatened and/or proposed. Russia's military incursion and the resulting sanctions could adversely affect the global economy and financial markets and thus could affect our business, operations, operating results and financial condition as well as the price of our common stock. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. The war between Russia and Ukraine could draw military or other intervention from additional countries, which could lead to a much larger war and/or additional sanctions imposed by the United States and other governments that restrict business with specific persons, organizations or countries with respect to certain products or services. Any such disruptions or escalations caused by Russian military action or resulting sanctions may magnify the impact of other risks described herein.

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

We rely heavily on our network infrastructure and IT systems for our business operations. An online attack, damage as a result of civil unrest, earthquake, fire, terrorist attack, power loss, global pandemics, telecommunications failure, or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, and loss of critical data. Such events could prevent us from providing our platform to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or IT systems, including any errors, defects, or failures in third-party hardware, could affect our ability to conduct normal business operations, and adversely affect our operating results.

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

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and significantly reformed the Code. The TCJA, among other things: includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future NOL carryforwards as described above, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a partially territorial system. Although substantial guidance under the TCJA has been provided by the tax authorities, additional future guidance may be published and could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. Furthermore, the recently enacted Inflation Reduction Act introduced, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. The impact of this tax legislation on holders of our common stock is uncertain and could be adverse. The U.S. government may enact further significant changes to the taxation of business entities, which may materially affect our effective tax rates, cash flows or results of our operations.

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

Holders of the Convertible Notes may, subject to a limited exception, require us to repurchase their Convertible Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the Convertible Notes or pay the cash amounts due upon conversion. Our failure to repurchase Convertible Notes or to pay the cash amounts due upon conversion when required would constitute a default under the indenture governing the Convertible Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, if any, which may result in that other indebtedness becoming immediately payable in full. If the repayment of such other indebtedness were to be accelerated after any applicable notice or grace periods, then we may not have sufficient funds to repay that indebtedness and repurchase the Convertible Notes or make cash payments upon their conversion.

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

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. ASU 2020-06 became effective for us beginning with the fiscal year ending December 31, 2021, including interim periods within that fiscal year.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware be the sole and exclusive forum for: any derivative action or proceeding brought on behalf of our company, any action asserting a claim of breach of fiduciary duty owed by any director, officer, agent or other employee or stockholder of our company to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the amended and restated certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. It further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum clauses described above shall not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Austin, Texas in two buildings located in the Four Points and Downtown regions under separate lease agreements. Pursuant to the Four Points lease, we lease approximately 70,682 square feet of office space under a lease agreement with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional two, five-year terms. Pursuant to the Downtown lease, we lease approximately 10,750 square feet of office space with an initial term that expires on March 31, 2023, with the option to extend the lease for an additional three-year term. We also lease office space in San Francisco, California; Sydney, Australia; and London, United Kingdom. In December 2022, we exited and made the decision to put 40,540 square feet of our Austin headquarters up for lease. We believe our current facilities are suitable for the composition of our staff and additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “BIGC” since August 5, 2020. Prior to that date, there was no public trading market for our common stock. As of December 31, 2022, we had 190 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street names by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.

Sales of Unregistered Securities

Unregistered Sales of Equity Securities

On April 25, 2022, we issued 314,192 shares of our common stock in connection with the acquisition of Bundle B2B Inc. and registered those shares on November 10, 2022.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 5, 2020 (our first day of trading) and December 31, 2022, with the cumulative total return of (i) the S&P 500 Index and (ii) the NASDAQ Computer Index. This graph assumes the investment of $100 on August 5, 2020, our first day of trading, in our common stock at the closing price of $72.27 per share, the S&P 500 Index and the NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN*

Among BigCommerce, Inc., the S&P 500 Index
and the NASDAQ Computer Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
8/5/20
8/20
9/20
10/20
11/20
12/20
1/21
2/21
3/21
4/21
5/21
6/21
7/21
8/21
9/21
10/21
11/21
12/21
1/22
2/22
3/22
4/22
5/22
6/22
7/22
8/22
9/22
10/22
11/22
12/22
BigCommerce, Inc.
S&P 500
NASDAQ Computer

Issuer Purchases of Equity Securities

(in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or program
October 1-31, 2022	—	$-	—	—
November 1-30, 2022	—	$-	—	—
December 1-31, 2022	—	$-	—	—
Total	—	$—	$—	$—

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, composability and flexibility. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. Our strategy is to provide the world’s best combination of freedom of choice and flexibility in a multi-tenant SaaS platform. We describe this strategy as “Open SaaS.” As of December 31, 2022, we served 5,786 enterprise accounts.

We provide a comprehensive platform for launching and scaling an ecommerce operation, including store design, catalog management, hosting, checkout, order management, reporting, and pre-integration into third-party services like payments, shipping, and accounting. All our stores run on a single code base and share a global, multi-tenant architecture purpose built for security, high performance, and innovation. Our platform serves stores in a wide variety of sizes, product categories, and purchase types, including B2C and B2B. Our customers include Ben & Jerry’s, Molton Brown, Burrow, SC Johnson, SkullCandy, SoloStove and Vodafone.

We offer access to our platform on a subscription basis. We serve customers with subscription plans tailored to their size and feature needs. For our larger customers, our Enterprise plan offers our full feature set at a monthly subscription price tailored to each business. For SMBs, BigCommerce Essentials offers three retail plans: Standard, Plus, and Pro, priced at $29.95, $79.95, and $299.95 per month when paid annually, or $39, $105, and $399 per month, when paid monthly, respectively. Our Essentials plans include GMV thresholds with programmatic upgrades built in as merchants exceed each plan’s threshold.

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

Our business has achieved significant growth since our inception. We had total revenue of $279.1 million, $219.9 million and $152.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. We plan to continue to invest in our “Open SaaS” strategy, building new partnerships and continuing to develop a platform that offers best-of-breed functionality with the cost-effectiveness of multi-tenant SaaS. As we work to develop and deliver this platform for our customers, we will also invest and grow our business by acquiring additional customers to our platform, growing our revenue with existing customers, cross-selling owned and partner solutions to existing customers, expanding our presence in new segments and geographies, and considering targeted acquisitions that can enhance our service to customers.

Key factors affecting our performance

We believe our future performance will depend on many factors, including the following:

Continued growth of ecommerce domestically and globally

Ecommerce is rapidly transforming global B2C and B2B commerce. B2C ecommerce was nonexistent in the early-1990s and grew from approximately 10% of all global retail spending in 2017 to 18% in 2020, according to eMarketer. eMarketer estimates that by 2025, retail ecommerce sales will comprise 24% of worldwide total retail sales. B2B ecommerce has grown rapidly. Forrester estimates that by 2027, B2B ecommerce will comprise 26% of all B2B transactions in the United States, up from 13% in 2016. The rapid growth in ecommerce is prompting companies to adopt ecommerce platforms like BigCommerce to create compelling branded ecommerce stores and power cross-channel connections to online marketplaces, social networks, and offline POS systems.

We believe we have a substantial opportunity to serve a larger number of customers as ecommerce continues to grow around the world by extending into new and emerging segments within ecommerce. The following segments are significant areas of potential growth and strategic focus for us:

•
Enterprise. Increasingly, we are successfully competing for enterprise sites selling more than $50 million annually online, with our Enterprise plan product feature set, along with our sales, marketing, solutioning, and service capabilities.
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
•
B2B. As of December 31, 2022, approximately 19% of our customers use BigCommerce primarily for B2B sales. In many cases, these customers’ needs are met using our native functionality, including B2B features like customer groups and price lists. In other cases, these customers use BigCommerce's purpose-built B2B Edition, which augments our Enterprise plan with dedicated B2B features like invoicing, quotes, and buyer approval workflows. Over time, we intend to add more B2B functionality to both the BigCommerce Apps Marketplace and our native feature set.
•
Composable commerce. Composable gives merchants the freedom to mix, match and combine best-in-breed tech vendors to create a customized and robust technology stack. With BigCommerce’s open commerce approach and commitment to MACH Alliance principles. B2C and B2B merchants can make smart technology investments that are agile, functional, and flexible. In an unpredictable economy, flexibility and composability are especially important. Our open platform lets merchants build the technology stack that best serves their needs and delivers an incredible shopping experience for their customers.
•
Headless commerce. This refers to businesses whose technology strategy is to decouple their front-end customer experience technology from their back-end commerce platform. In terms of online strategy, these companies are typically brand-, marketing-, or experience-led. We serve headless use cases well due to years of investment in our platform APIs and integration capabilities. Pre-built integrations connect our platform with leading CMSs such as Acquia, Adobe, Bloomreach, Drupal, Sitecore, and WordPress.

Efficient acquisition of new customers

The growth of our customer base is important to our continued revenue growth. We believe we are positioned to grow significantly through a combination of our own marketing and sales initiatives, customer referrals from our agency and technology partners, and word-of-mouth referrals from existing customers.

We measure the efficiency of new customer acquisition by comparing the lifetime value (“LTV”) of newly-acquired customers to the customer acquisition costs (“CAC”) of the associated time period to get an “LTV:CAC ratio.” We calculate LTV as gross profit from new sales during the four quarters of any given year divided by the estimated future subscription churn rate. We calculate CAC as total sales and marketing expense incurred during the associated preceding four quarters. New SMB, Mid-Market and Enterprise customers were added at an estimated LTV:CAC ratio of 3.8:1 and 4.9:1 for the years ended December 31, 2022 and 2021, respectively.

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

We opened our first European office in London, UK in 2018 and expanded it throughout 2022 and 2021, resulting in a 34% and 68% revenue growth rate in EMEA for the years ended December 31, 2022 and 2021. We advanced our international expansion strategy in 2021 through the launch of new country-specific websites in France, Italy, the Netherlands, and more recently in Mexico, Germany and Spain. In 2022, we formally launched in the Nordic countries, and South America, and expanded further in the DACH region. We continue to invest in our global presence and in offering native language web experiences that further strengthen our ability to connect more directly with prospects and customers in each region.

Evolution of our technology partner ecosystem

A key part of our strategy is to build a thriving technology partner ecosystem. We focus on collaborating with, not competing against, partners in our ecosystems. This strategy contrasts with our largest competitors, who operate software stacks with multiple vertically integrated adjacent services that potentially compete with offerings from technology partners in their ecosystems. Our customers benefit from the expertise and best-of-breed offerings of our partners, the flexibility to choose without penalty the best offerings for their needs, and the tailored programs developed with our strategic partners. Through significant investment, we have developed a marketplace of integrated application and technology solutions that is one of the largest of any ecommerce platform. Our partners currently offer more than 1290 pre-built applications and integrations spanning major categories relevant to ecommerce, including shipping, tax, accounting and ERP, marketing, fulfillment, cross-channel commerce, and POS systems, with additional applications and integrations for merchandising, locations, and payments. We intend to grow partner-sourced revenue by expanding the value and scope of existing partnerships, selling and marketing partner solutions to our customer base, and acquiring and cultivating new, high-value relationships. Partner referrals of customers are increasingly becoming an efficient customer acquisition strategy for us as we expand our programs for cross-marketing and cross-selling with our partners.

Realizing operating leverage from our investments

We have made significant investments in our SaaS platform and our global infrastructure, which we believe will yield future operating leverage and profit margin expansion. Research and development has historically been one of our largest operating expense categories. By expanding our lower-cost engineering in lower-cost international locations, we are increasing development capacity while also driving leverage in engineering cost as a percentage of total revenue. In addition, we believe we will achieve operating leverage in marketing by continuing to emphasize lower-cost inbound techniques and growth in customer referrals from our technology and agency partners, especially as our revenue mix continues to shift to our enterprise plans. While we may see changes in margins from one period to another based on our relative pace of expansion and the associated level of investments required, we believe we will be able to run our business more efficiently as we continue to grow our revenue and gain further operating leverage as we scale.

Impact of our cost reduction initiatives

In December 2022, we announced a restructuring plan based on cost-reduction initiatives intended to reduce our cost structure and accelerate our path to profitability (the “2022 Restructure”). The 2022 Restructure included a reduction in force. During the fourth quarter of 2022, we completed the 2022 Restructure, which resulted in total charges of $7.3 million recognized during the fourth quarter of 2022, with a portion thereof to be realized in the first quarter of 2023. Please see Note 8 to the accompanying consolidated financial statements for additional information.

Key business metrics

We review the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue. We have included the activity of Feedonomics in our key business metrics from the acquisition date of July 23, 2021, through December 31, 2022. Our key business metrics, such as annual revenue run-rate, subscription annual revenue run rate, average revenue per account and others are calculated as of the end of the last month of the reporting period. We have excluded any activity pertaining to Feedonomics from our key business metrics for all periods presented that precede its acquisition. As a result, year over year or quarter over quarter metrics will not include Feedonomics’ impact in the base period. Period over period results will be fully comparable for full fiscal periods completed after the one-year anniversary of the acquisition.

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

Subscription ARR

We calculate subscription ARR at the end of each month as the sum of contractual monthly recurring revenue at the end of the period, which includes platform subscription fees, invoiced growth adjustments, product feed management subscription fees, recurring professional services revenue, and other recurring revenue, multiplied by twelve to prospectively annualize recurring revenue.

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of December 31, 2022, includes all subscription solutions and professional services billed between January 1, 2022, and December 31, 2022. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

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

The chart below illustrates certain of our key business metrics as of the period ended.

	2022	2021	2020
Total ARR (in thousands)	$311,670	$268,665	$181,166
Subscription ARR (in thousands)	$238,395	$203,743	$132,504
Enterprise Account Metrics:
# of Accounts	5,786	5,036	3,365
ARR $	$223,964	$172,858	$100,771
ARR % of Total ARR	72%	64%	56%
ARPA	$38,708	$34,324	$29,947

Net revenue retention

We use net revenue retention (“NRR”) to evaluate our ability to maintain and expand our revenue with our account base of customers exceeding the ACV threshold over time. The total billings and allocated partner revenue, where applicable, for the measured period are divided by the total billings and allocated partner revenue for such accounts, corresponding to the period one year prior. An NRR greater than 100% implies positive net revenue retention. This methodology includes stores added to or subtracted from an account’s subscription during the previous twelve months. It also includes changes to subscription and partner and services revenue billings, and revenue reductions from stores or accounts that leave the platform during the previous one-year period. Net new accounts added after the previous one-year period are excluded from our NRR calculations. NRR for enterprise accounts was 111% and 118% for years ended December 31, 2022 and 2021, respectively. We update our reported NRR at the end of each fiscal year and do not report quarterly changes in NRR.

Components of results of operations

Revenue

We generate revenue from two sources: (1) subscription solutions revenue and (2) partner and services revenue.

Subscription solutions revenue consists primarily of platform subscription fees from all plans. It also includes recurring professional services and sales of SSL certificates. Subscription solutions are charged monthly, quarterly, or annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Our Enterprise plan contracts are generally for a fixed term of one to three years and are non-cancelable for convenience. Our retail plans are generally month-to-month contracts. Monthly subscription fees for Pro and Enterprise plans are adjusted if a customer’s GMV or orders processed are outside of specified plan thresholds on a trailing twelve-month basis. Fixed monthly fees and any transaction charges related to subscription solutions are recognized as revenue in the month they are earned.

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

Restructuring charges

Restructuring charges are comprised of costs incurred as a result of our 2022 Restructure as well as an impairment of the right of use asset triggered by our decision to cease using a significant portion of certain leased facilities.

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

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Revenue	$279,075	$219,855	$152,368
Cost of revenue(1)	69,980	48,479	34,126
Gross profit	209,095	171,376	118,242
Operating expenses:
Sales and marketing(1)	134,794	99,350	72,470
Research and development(1)	88,253	64,547	48,332
General and administrative(1)	75,989	56,839	36,137
Acquisition related expenses	35,216	23,299	-
Restructuring charges	7,332	-	-
Amortization of intangible assets	8,078	3,284	-
Total operating expenses	349,662	247,319	156,939
Loss from operations	(140,567)	(75,943)	(38,697)
Interest income	4,198	130	31
Interest expense	(2,828)	(828)	(3,103)
Change in fair value of financial instrument	-	-	4,413
Other expense	(227)	(70)	(179)
Loss before provision for income taxes	(139,424)	(76,711)	(37,535)
Provision for income taxes	495	(34)	25
Net loss	$(139,919)	$(76,677)	$(37,560)

(1) Includes stock-based compensation expense as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	4,181	2,055	769
Sales and marketing	11,905	7,761	3,310
Research and development	12,292	5,901	2,500
General and administrative	13,954	9,707	4,479
Total stock-based compensation expense	$42,332	$25,424	$11,058

(1) Includes depreciation and amortization as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$722	$847	$958
Sales and marketing	756	876	902
Research and development	404	506	609
General and administrative	1,462	638	615
Total depreciation and amortization expense	$3,344	$2,867	$3,084

Revenue by geographic region

The composition of our revenue by geographic region during the years ended December 31, 2022 and 2021, and years ended December 31, 2021 and 2020 were as follows:

	Year ended December 31,		Change		Year ended December 31,		Change
	2022	2021	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Americas—U.S.	$216,639	$169,737	$46,902	27.6	$169,737	$120,934	$48,803	40.4
Americas—other	12,124	8,559	3,565	41.7	8,559	5,371	3,188	59.4
EMEA	27,743	20,783	6,960	33.5	20,783	12,396	8,387	67.7
APAC	22,569	20,776	1,793	8.6	20,776	13,667	7,109	52.0
Total Revenue	$279,075	$219,855	$59,220	26.9	$219,855	$152,368	$67,487	44.3

Comparison of years ended December 31, 2022 and 2021, and the years ended December 31, 2021 and 2020

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Year ended December 31,		Change		Year ended December 31,		Change
	2022	2021	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Subscription solutions	$205,800	$154,933	$50,867	32.8	$154,933	$103,706	$51,227	49.4
Partner and services	73,275	64,922	8,353	12.9	64,922	48,662	16,260	33.4
Total revenue	$279,075	$219,855	$59,220	26.9	$219,855	$152,368	$67,487	44.3

Revenue increased $59.2 million, or 26.9%, to $279.1 million for the year ended December 31, 2022 from $219.9 million for the year ended December 31, 2021, as a result of increases in both subscription solutions and partner and services revenue as well as revenue pertaining to the acquisition of Feedonomics. Subscription solutions revenue increased $50.9 million, or 32.8%, to $205.8 million for the year ended December 31, 2022 from $154.9 million for the year ended December 31, 2021, primarily due to the increase in mid-market and large enterprise customers and our international expansion efforts. Feedonomics revenue contributed to an increase of $8.4 million, to $22.8 million in subscription revenue for the year ended December 31, 2022 compared to $14.4 million for the year ended December 31, 2021 (this comparable period includes only six months of activity due to the date of acquisition). Partner and services revenue increased $8.4 million, or 12.9%, to $73.3 million for the year ended December 31, 2022 from $64.9 million for the year ended December 31, 2021, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

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

Cost of revenue, gross profit, and gross margin

The following table presents our cost of revenue, gross profit, and gross margin for each of the periods indicated:

	Year ended December 31,		Change		Year ended December 31,		Change
	2022	2021	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$69,980	$48,479	$21,501	44.4	$48,479	$34,126	$14,353	42.1
Gross profit	$209,095	$171,376	$37,719	22.0	$171,376	$118,242	$53,134	44.9
Gross margin	74.9%	77.9%		(3.0)%	77.9%	77.6%		0.3%

Cost of revenue increased $21.5 million, or 44.4%, to $70.0 million for the year ended December 31, 2022 from $48.5 million for the year ended December 31, 2021, primarily as a result of higher hosting costs of $4.7 million as a result of increased transactions processed and increases in personnel-related costs of $6.8 million, including stock-based compensation expense, for personnel involved in providing customer support and professional services and Feedonomics related expenses of $10.0 million. Gross margin decreased to 74.9% during 2022 from 77.9% during 2021.

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

Operating expenses

The following tables present our operating expenses for each of the periods indicated:

Sales and marketing

	Year ended December 31,		Change		Year ended December 31,		Change
	2022	2021	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$134,794	$99,350	$35,444	35.7%	$99,350	$72,470	$26,880	37.1%
Percentage of revenue	48.3%	45.2%		3.1%	45.2%	47.6%		(2.4)%

Sales and marketing expenses increased $35.4 million, or 35.7%, to $134.8 million for the year ended December 31, 2022 from $99.4 million for the year ended December 31, 2021, primarily due to an increase of $14.6 million in personnel-related costs, including stock-based compensation expense, for personnel engaged in acquiring new customers and marketing our products and services. The increase was also attributable to $13.2 million in additional marketing spend to support revenue growth coupled with $7.6 million in sales and marketing spending attributable to the acquisition of Feedonomics.

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

Research and development

	Year ended December 31,		Change		Year ended December 31,		Change
	2022	2021	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$88,253	$64,547	$23,706	36.7%	$64,547	$48,332	$16,215	33.5%
Percentage of revenue	31.6%	29.4%		2.4%	29.4%	31.7%		(2.5)%
Research and development expenses increased $23.7 million, or 36.7%, to $88.2 million for the year ended December 31, 2022 from $64.5 million for the year ended December 31, 2021, primarily due to higher staffing costs of $15.0 million, including stock-based compensation and bonuses, decreased variable spend of $0.3 million, and expenses related to the acquisition of Feedonomics of $9.0 million; these expenses increased as a percentage of revenue.

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

General and administrative

	Year ended December 31,		Change		Year ended December 31,		Change
	2022	2021	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$75,989	$56,839	$19,150	33.7%	$56,839	$36,137	$20,702	57.3%
Percentage of revenue	27.2%	25.9%		1.5%	25.9%	23.7%		2.1%

General and administrative expenses increased $19.2 million, or 33.7%, to $76.0 million for the year ended December 31, 2022 from $56.8 million for the year ended December 31, 2021. The increase was primarily due to an increase of $9.8 million in personnel-related expense, including stock-based compensation expense, variable spend associated international expansion growth of $5.7 million and expenses related to the acquisition of Feedonomics of $3.7 million.

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

Acquisition related expenses

Acquisition related expense was $35.2 million and $23.3 million for the years ended December 31, 2022 and December 31, 2021, respectively, primarily as a result of acquisition related compensation in conjunction with our business combinations. Acquisition related expenses were insignificant for the year ended December 31, 2020.

Restructuring charges

Restructuring charges were $7.3 million for the year ended December 31, 2022 primarily as a result of the reduction in workforce and the impairment of the right-of-use asset for vacating certain facilities early. Restructuring charges were insignificant for the years ended December 31, 2021 and December 31, 2020.

Interest income

Interest income was $4.2 million for the year ended December 31, 2022 primarily as a result of interest rate increased and was insignificant for the years ended December 31, 2021 and 2020.

Interest expense

Interest expense increased to $2.8 million, or 250% for the year ended December 31, 2022 from $0.8 million for the year ended December 31, 2021 primarily as a result of a full year impact of interest expense on convertible debt in 2022.

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

Other expense

Other expense was insignificant in the years ended December 31, 2022, 2021 and 2020.

Provision for income taxes

Our provision for income taxes was not material for the years ended December 31, 2022, 2021 and 2020.

Liquidity and capital resources

We have incurred losses since our inception and may continue to generate negative operating cash flow, however we believe we have sufficient cash and cash equivalents and marketable securities to continue to fund operations. During the year ended December 31, 2021, we issued approximately $345.0 million in convertible debt, and used $35.6 million of the proceeds to enter into capped call transactions.

Our operational short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. Additionally, $81.1 million of cash was used to pay for our acquisition of Feedonomics on July 23, 2021. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the full year 2023 and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, the timing of new product introductions, and the continued impact of the conflict in Ukraine and inflation on the global economy and our business, financial condition, and results of operations.

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. In connection with our acquisition of Feedonomics we paid $32.5 million paid in cash at the first anniversary of closing and are obligated to make a payment of up to $32.5 million to be paid at the second anniversary of closing or upon the earlier achievement of certain milestones. We may elect to make the second anniversary payment partially or entirely in shares of our common stock in lieu of cash. If we choose to issue stock to settle the remaining payment, we will be required to register these shares with the Securities and Exchange Commission. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected. From time to time, we may seek to repurchase, redeem or otherwise retire our convertible notes through cash repurchases and/or exchanges for equity securities, in open market repurchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Year ended December 31,
	2022	2021	2020
		(in thousands)
Net cash used in operating activities	$(89,357)	$(40,300)	$(26,529)
Net cash used in investing activities	$(116,526)	$(186,877)	$(1,964)
Net cash provided by financing activities	$209	$305,274	$239,950

As of December 31, 2022, we had $305.0 million in cash, cash equivalents, restricted cash, and marketable securities, a decrease of $96.0 million compared to $401.0 million for the year ended December 31, 2021. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.5 million and $1.1 million at December 31, 2022 and December 31, 2021, respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $211.9 million at December 31, 2022, consists of investments in debt securities and $102.3 million at December 31, 2021. We maintain cash account balances in excess of FDIC-insured limits.

Operating activities

Net cash used in operating activities for the years ended December 31, 2022, 2021 and 2020 was $89.4 million, $40.3 million and $26.5 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, debt discount amortization, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the year ended December 31, 2022 was $116.5 million. It consisted primarily of the cash paid for an acquisition of $0.7 million, the purchases of marketable securities of $214.2 million and the purchases of property and equipment of $5.2 million, offset by the maturity of marketable securities of $103.6 million.

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

Financing activities

Net cash provided by financing activities during the year ended December 31, 2022 was $0.2 million primarily consisting of issuance of shares of common stock pursuant to the exercise of stock options.

Net cash provided by financing activities during the year ended December 31, 2021 was $305.3 million. In the year ended December 31, 2021, $345.0 million was provided by the issuance of the Convertible Notes and the issuance of shares of common stock pursuant to the exercise of stock options provided $5.9 million, partially offset by the purchase of capped calls of $35.6 million and the payment of debt issuance costs of $10.0 million.

Net cash provided by financing activities during the year ended December 31, 2020 was $240.0 million. In the year ended December 31, 2020, our IPO and Secondary Offering proceeds, net of underwriting discounts, commissions and other offering costs, provided $236.2 million, bank borrowings provided $41.9 million and issuance of shares of common stock pursuant to the exercise of stock options provided $3.3 million, which was partially offset by the payment of dividends and repayment of debt for $12.8 million and $28.6 million respectively.

Indebtedness

2021 Convertible senior notes

In September 2021, we issued $345.0 million principal amount of 0.25% Convertible Senior Notes due 2026 (the “Convertible Notes”). The Convertible Notes were issued pursuant to, and are governed by, an indenture (the “Convertible Notes Indenture”), dated as of September 14, 2021, between us and U.S. Bank National Association, as trustee.

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

Restructuring charges

Restructuring charges are comprised of costs incurred as a result of our December 15, 2022 reduction in force as well as an impairment of the right of use asset triggered by our decision to cease using a significant portion of certain leased facilities.

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

The Black-Scholes Option-pricing model requires the input of highly subjective assumptions, which determine the fair value of stock-based awards. These assumptions include:

•
Expected volatility - As we have a short trading history for our common stock, we estimate volatility for option grants by evaluating the average historical volatility of peer group companies for the period immediately preceding the option grant.
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

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the year ended December 31, 2022 were transacted in U.S. dollars. As we expand our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, as we expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

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

Our management (under the supervision and with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment and those criteria, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Prior Year Material Weakness in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we identified a material weakness in our internal controls related to information technology general controls (“ITGCs”). Specifically, we did not maintain effective controls over program change management for financially significant applications to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. As a result, the effective functioning of access management controls, process-level automation and IT-dependent controls could have been compromised, which could result in misstatements potentially impacting financial statement accounts and disclosures that would not be prevented or detected. The material weakness did not result in any financial statement modifications.

During fiscal year 2022, we developed measures designed to address the above-described material weakness and enhance the Company’s internal controls which has included additional controls specific to applications that manage and process IT program changes and expanding the management and governance over IT system controls. We have strengthened our ITGCs to address and successfully remediated the identified material weakness and management has concluded that the remediation plan was implemented, tested, effective and completed as of December 31, 2022.

Changes in internal control over financial reporting

Except for remediation of the prior year material weakness discussed above, there have been no changes in our internal controls over financial reporting that occurred in the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

On February 28, 2023, the Compensation Committee of the board of directors of the Company, following deliberation and peer review with Radford/Aon, its external compensation consultant, approved the entry into letter agreements (the “Letters”) with senior executives, including each of our current named executive officers, Brent Bellm, Chief Executive Officer, Robert Alvarez, Chief Financial Officer, Russell Klein, Chief Commercial Officer, Robert Kaloustian, Chief Services Officer, and Brian Dhatt, Chief Technology Officer (collectively, the “Executives”).

Pursuant to the Letters, in the event of an Executive’s termination of employment with the Company by the Company without “cause” or due to the Executive’s resignation for “good reason” (each such term as defined in the Letter), in either case, within three months before or within twelve months (or, for Messrs. Bellm, Alvarez, and Klein, eighteen months) after the consummation of a “change in control” of the Company (as defined in the Letter), all of the Executive’s then outstanding and unvested equity awards covering shares of the Company’s common stock shall vest in full and, as applicable, become exercisable on the later of (i) the date on which the Executive’s employment terminates (the “Termination Date”) or (ii) the date on which the “change in control” is consummated. The accelerated vesting and exercisability described above will be subject to the applicable Executive’s execution and non-revocation of a general release of claims in favor of the Company.

The Letter supersedes any prior agreements or arrangements between the Company and an Executive with respect to the accelerated vesting of any equity awards covering shares of the Company’s common stock held by the Executive in connection with a termination of employment (but for clarity does not supersede any existing rights an Executive may, if any to the payment or provision of other types of benefits (excluding equity award acceleration)).

The foregoing description of the Letter is not complete and is subject to and qualified in its entirety by the complete terms of the Letter, a copy of which is included as Exhibit 10.25 to this Form 10-K and is incorporated herein by reference.

For the year ended December 31, 2022, the Company partially attained its performance goals under its 2022 Executive Bonus Plan at 44% of target level. The 2022 Executive Bonus Plan, as originally approved, provided that no bonuses would be payable unless the Company attained its performance goals at a threshold that would result in a payment of 50% or more of target level. However, in light of the Company’s achievements in a challenging sector and macroeconomic environment at a performance that would otherwise have resulted in payment at 44% of target level and in order to promote employee retention and recognize the contributions of the participants to the Company, the Compensation Committee exercised discretion to approve payments of bonuses at 44% of target for all participants (including the Executives).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated by reference.

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement by and among BigCommerce Holdings, Inc, BigCommerce Omni LLC, Feedonomics LLC, and certain other affiliated parties and significant equity holders of Feedonomics LLC, dated July 23, 2021	8-K	001-39423	2.1	July 23, 2021

3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-39423	3.1	August 7, 2020

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	8-K	001-39423	3.2	August 7, 2020

4.1	Indenture, dated September 14, 2021 between Registrant and U.S National Association	8-K	001-39423	4.1	September 15, 2021

4.2	Form of certificate representing the 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	September 15, 2021

10.1	Form of Capped Call Confirmation	8-K	001-39423	10.1	September 15, 2021

10.2	Fourth Amended and Restated Investor Rights Agreement, dated as of April 19, 2018	S-1	333-239838	10.1	July 13, 2020

10.3+	Form of Indemnification Agreement for Officers and Directors	S-1/A	333-239838	10.4	July 28, 2020

10.4+	BigCommerce Holdings, Inc. Amended and Restated 2013 Stock Plan (including forms of award agreements thereunder)	S-8	333-242387	4.3	August 7, 2020

10.5+	BigCommerce Holdings, Inc. 2020 Equity Incentive Plan (including forms of award agreements thereunder)	S-8	333-242387	4.4	August 7, 2020

10.6+	BigCommerce Holdings, Inc. 2020 Employee Stock Purchase Plan (including forms of award agreements thereunder)	S-8	333-242387	4.5	August 7, 2020

10.7+	Offer Letter dated May 29, 2015, by and between the Registrant and Brent Bellm	S-1	333-239838	10.12	July 13, 2020

10.8+	Amendment to Offer Letter dated February 12, 2019, by and between the Registrant and Brent Bellm	S-1	333-239838	10.13	July 13, 2020

10.9+	Offer Letter dated May 10, 2018, by and between the Registrant and Lisa Pearson	S-1	333-239838	10.14	July 13, 2020

10.10+	Offer Letter dated September 9, 2016, by and between the Registrant and Brian Dhatt	S-1	333-239838	10.15	July 13, 2020

10.11+	Amendment to Offer Letter dated February 2, 2017, by and between BigCommerce, Inc. and Brian Dhatt	S-1	333-239838	10.16	July 13, 2020

10.12+	Offer Letter dated May 1, 2014, by and between the Registrant and Robert Alvarez	10-Q	001-39423	10.2	May 4, 2022

10.13+	Amendment to Offer Letter dated February 11, 2019, by and between the Registrant and Robert Alvarez	10-Q	001-39423	10.3	May 4, 2022

10.14+	Offer Letter dated October 7, 2015, by and between the Registrant and Russell Klein	10-Q	001-39423	10.4	May 4, 2022

10.15+	Promotion Letter dated December 26, 2017, executed by Russell Klein	10-Q	001-39423	10.5	May 4, 2022

10.16+	Amendment to Offer Letter dated March 2, 2019, by and between the Registrant and Russell Klein	10-Q	001-39423	10.6	May 4, 2022

10.17+	Offer Letter dated April 7, 2021, by and between the Registrant and Robert Kaloustian	10-Q	001-39423	10.7	May 4, 2022

10.18*	Office Lease, dated November 20, 2012, by and between New TPG-Four Points, L.P. and BigCommerce, Inc.	S-1	333-239838	10.17	July 13, 2020

10.19*	First Amendment to Lease, dated February 5, 2018, by and between G&I VII Four Points LP and BigCommerce, Inc.	S-1	333-239838	10.18	July 13, 2020

10.20*	Second Amendment to Lease, dated October 4, 2018, by and between G&I VII Four Points LP and BigCommerce, Inc.	S-1	333-239838	10.19	July 13, 2020

10.21^	PayPal Commerce Platform Global Partner Agreement, dated January 1, 2020, by and among PayPal, Inc., PayPal Pte. Ltd, BigCommerce, Inc., BigCommerce Pty Ltd, BigCommerce UK Ltd, and BigCommerce Software Ireland Limited	S-1	333-239838	10.20	July 13, 2020

10.22+	BigCommerce Holdings, Inc. 2022 Executive Bonus Plan	10-K	001-39423	10.16	March 1, 2022

10.23+	BigCommerce Holdings, Inc, 2021 Executive Bonus Plan	10-K	001-39423	10.18	February 26, 2021

10.24+	Form of Severance Letter Agreement, dated August 9, 2022	8-K	001-39423	10.1	August 12, 2022

10.25+**	Form of Equity Acceleration Letter, dated February 28, 2023

21.1**	List of Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in the Exhibit)

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

BIGCOMMERCE HOLDINGS, INC.

Date: March 1, 2023	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brent Bellm	President, Chief Executive Officer and Director	March 1, 2023
Brent Bellm	(Principal Executive Officer)

/s/ Robert Alvarez	Chief Financial Officer	March 1, 2023
Robert Alvarez	(Principal Financial Officer)

/s/ Thomas Aylor	Vice President, Accounting	March 1, 2023
Thomas Aylor	(Principal Accounting Officer)

/s/ Lawrence Bohn	Director	March 1, 2023
Lawrence Bohn

/s/ Donald E. Clarke	Director	March 1, 2023
Donald E. Clarke

/s/ Sally Gilligan	Director	March 1, 2023
Sally Gilligan

/s/ Satish Malhotra	Director	March 1, 2023
Satish Malhotra

/s/ Jeff Richards	Director	March 1, 2023
Jeff Richards

/s/ Ellen F. Siminoff	Director	March 1, 2023
Ellen F. Siminoff

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BigCommerce Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BigCommerce Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023, expressed an unqualified opinion thereon.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Assessment of Collectability for Enterprise Subscription Revenue and Receivables
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company's contracts with merchants provided with enterprise subscription services often include promotional periods which results in a contract asset. The Company constrains revenue as well as maintains an allowance for estimated credit losses for its enterprise customers to address collectability risk. Judgement exists in assessing the assumptions which are used in estimating constrained revenue and credit losses related to these merchant contracts, including forecasting future economic conditions and identifying the distinction between constrained revenue and credit losses.

Auditing the Company’s recognition of revenue and estimated credit losses related to enterprise subscription arrangements was complex because of the management judgements required in the estimation of constrained revenue and credit losses for enterprise subscription services.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls related to the Company’s process for recognizing enterprise subscription services revenue and estimating credit losses, inclusive of management’s review of the assumptions used to assess collectability and the judgments made in allocating the collectability factors between constrained revenue and forecasted credit losses.

Our audit procedures included, among others, testing the underlying data used in the calculations and evaluating the significant assumptions used by management for assessing the collectability of enterprise subscription services to estimate constrained revenue and credit losses. For example, we selected a sample of customers to confirm the terms of the agreements and receivable balances.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Austin, Texas

March 1, 2023

Report of independent registered public accounting firm

To the Stockholders and the Board of Directors of BigCommerce Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BigCommerce Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BigCommerce Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of BigCommerce Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) and our report date March 1, 2023, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas

March 1, 2023

BigCommerce Holdings, Inc.

Consolidated balance sheets

(in thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$91,573	$297,561
Restricted cash	1,457	1,143
Marketable securities	211,941	102,315
Accounts receivable, net	51,899	39,806
Prepaid expenses and other assets	11,206	9,710
Deferred commissions	6,171	4,013
Total current assets	374,247	454,548
Property and equipment, net	9,083	7,429
Right-of-use-asset	5,887	9,515
Prepaid expenses, net of current portion	470	831
Deferred commissions, net of current portion	7,037	5,673
Intangible assets, net	27,583	35,032
Goodwill	49,749	42,432
Total assets	$474,056	$555,460
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,013	$8,211
Accrued liabilities	2,937	2,941
Deferred revenue	17,783	12,752
Current portion of operating lease liabilities	2,609	2,653
Other current liabilities	48,444	36,254
Total current liabilities	78,786	62,811
Deferred revenue, net of current portion	1,759	1,359
Long-term debt	337,497	335,537
Operating lease liabilities, net of current portion	10,008	10,217
Other long-term liabilities, net of current portion	334	7,248
Total liabilities	428,384	417,172
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock $0.0001 par value; 10,000 shares authorized at December 31, 2022 and December 31, 2021; 0 shares issued and outstanding at December 31, 2022 and 2021.	—	—
Common stock, $0.0001 par value; 500,000 shares Series 1 authorized at December 31, 2022 and December 31, 2021; 73,945, and 72,311 shares Series 1 issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	7	7
Additional paid-in capital	576,851	528,540
Accumulated other comprehensive loss	(1,199)	(191)
Accumulated deficit	(529,987)	(390,068)
Total stockholders’ equity	45,672	138,288
Total liabilities and stockholders’ equity	$474,056	$555,460

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated statements of operations

(in thousands, except per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenue	$279,075	$219,855	$152,368
Cost of revenue	69,980	48,479	34,126
Gross profit	209,095	171,376	118,242
Operating expenses:
Sales and marketing	134,794	99,350	72,470
Research and development	88,253	64,547	48,332
General and administrative	75,989	56,839	36,137
Acquisition related expenses	35,216	23,299	—
Restructuring charges	7,332	—	—
Amortization of intangible assets	8,078	3,284	—
Total operating expenses	349,662	247,319	156,939
Loss from operations	(140,567)	(75,943)	(38,697)
Interest income	4,198	130	31
Interest expense	(2,828)	(828)	(3,103)
Change in fair value of financial instruments	—	—	4,413
Other expense	(227)	(70)	(179)
Loss before provision for income taxes	(139,424)	(76,711)	(37,535)
Provision for income taxes	495	(34)	25
Net loss	(139,919)	(76,677)	(37,560)
Dividends and accretion of issuance costs on Series F preferred stock	$—	$—	$(962)
Net loss attributable to common stockholders	$(139,919)	$(76,677)	$(38,522)
Basic and diluted net loss per share attributable to common stockholders	$(1.91)	$(1.08)	$(0.99)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	73,226	70,933	39,092

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated statements of comprehensive loss

(in thousands)

	Year ended December 31,
	2022	2021	2020
Net loss	$(139,919)	$(76,677)	$(37,560)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(1,008)	(191)	—
Total comprehensive loss	$(140,927)	$(76,868)	$(37,560)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

(in thousands)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	102,030	$223,754	18,544	$2	$17,244	$(274,549)	$—	$(257,303)
Exercise of stock options	—	—	2,015	—	3,151	—	—	3,151
Exercise of warrants	—	—	383	—	126	—	—	126
Stock-based compensation	—	—	—	—	11,058	—	—	11,058
Adoption of new accounting standard (See Note 2)	—	—	—	—	—	(364)	—	(364)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offerings costs	—	—	7,878	1	171,128	—	—	171,129
Issuance of common stock upon secondary public offering, net of underwriting discounts and commissions and other offering costs	—	—	1,000	—	65,112	—	—	65,112
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(102,030)	(211,902)	34,442	3	211,899	—	—	211,902
Conversion of redeemable convertible debt to common stock upon initial public offering	—		5,250	1	50,172	—	—	50,173
Accumulated dividend—Series F	—	918	—	—	—	(918)	—	(918)
Payment of Series F dividend	—	(12,814)	—	—	—	—	—	—
Accretion of Series F issuance costs	—	44	—	—	(44)	—	—	(44)
Warrants issued in connection with debt	—	—	—	—	297	—	—	297
Net loss	—	—	—	—	—	(37,560)	—	(37,560)
Balance at December 31, 2020	—	$—	69,512	7	530,143	(313,391)	—	216,759
Exercise of stock options	—	—	2,427	—	6,540	—	—	6,540
Release of restricted stock units	—	—	337	—	0	—	—	—
Issuance of common stock as consideration for an acquisition			35	—	2,003	—	—	2,003
Stock-based compensation	—	—	—	—	25,424	—	—	25,424
Purchase of capped call	—	—	—	—	(35,570)	—	—	(35,570)
Total other comprehensive loss	—	—	—	—	—	—	(191)	(191)
Net loss	—	—	—	—	—	(76,677)	—	(76,677)
Balance at December 31, 2021	—	$—	72,311	$7	$528,540	$(390,068)	$(191)	$138,288
Exercise of stock options, net of shares withheld for taxes	—	—	763	—	436	—	—	436
Release of restricted stock units	—	—	518	—	—	—	—	—
Issuance of common stock as consideration for an acquisition			353	—	5,543	—	—	5,543
Stock-based compensation	—	—	—	—	42,332	—	—	42,332
Total other comprehensive loss	—	—	—	—	—	—	(1,008)	(1,008)
Net loss	—	—	—	—	—	(139,919)	—	(139,919)
Balance at December 31, 2022	—	$—	73,945	$7	$576,851	$(529,987)	$(1,199)	$45,672
The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated statements of cash flows

(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(139,919)	$(76,677)	$(37,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,421	6,151	3,084
Amortization of discount on debt	1,960	574	774
Stock-based compensation	42,332	25,424	11,058
Allowance for credit losses	8,244	3,474	1,594
Change in fair value of financial instrument	—	—	(4,413)
Restructuring charges	7,332	—	—
Changes in operating assets and liabilities:
Accounts receivable	(20,337)	(17,279)	(9,305)
Prepaid expenses	(1,134)	(2,413)	(2,704)
Deferred commissions	(3,463)	(3,525)	(2,396)
Accounts payable	(1,198)	2,137	1,907
Accrued and other current liabilities	100	20,437	9,610
Deferred revenue	5,305	1,397	1,822
Net cash used in operating activities	(89,357)	(40,300)	(26,529)
Cash flows from investing activities:
Cash paid for acquisition	(696)	(81,067)	—
Purchase of marketable securities	(214,184)	(107,006)	—
Purchase of property and equipment	(5,196)	(3,304)	(1,964)
Maturity of marketable securities	103,550	4,500	—
Net cash used in investing activities	(116,526)	(186,877)	(1,964)
Cash flows from financing activities:
Payment of debt issuance costs	—	(10,037)	—
Purchase of capped calls	—	(35,570)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	171,129
Proceeds from issuance of common stock upon secondary offering, net of underwriting discounts and commissions and other offerings costs	—	—	65,112
Payment of Series F dividends	—	—	(12,814)
Proceeds from exercise of stock options and warrants	209	5,881	3,279
Proceeds from issuance of convertible senior notes	—	345,000	41,861
Repayment of debt	—	—	(28,617)
Net cash provided by financing activities	209	305,274	239,950
Net change in cash and cash equivalents and restricted cash	(205,674)	78,097	211,457
Cash and cash equivalents and restricted cash, beginning of period	298,704	220,607	9,150
Cash and cash equivalents and restricted cash, end of period	$93,030	$298,704	$220,607
Supplemental cash flow information:
Cash paid for interest	$903	$—	$2,285
Cash paid for taxes	$32	$—	$—
Noncash investing and financing activities:
Fair value of shares issued as consideration for acquisition	5,388	2,003	—
Conversion of convertible preferred stock into common stock upon initial public offering	—	—	211,902
Conversion of convertible debt into common stock upon initial public offering	—		50,173
Changes in capital additions, accrued but not paid	$—	$—	$—
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheet to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	91,573	297,561	219,447
Restricted cash	1,457	1,143	1,160
Total cash, cash equivalents and restricted cash	$93,030	$298,704	$220,607

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

BigCommerce empowers businesses to turn digital transformation into a competitive advantage. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. We provide a comprehensive platform that allows merchants to launch and scale their ecommerce operation, including store design, catalog management, hosting, checkout, order management, reporting, and pre-integration into third-party services like payments, shipping, and accounting. All our stores run on a single code base and share a global, multi-tenant architecture purpose built for security, high performance, and innovation. Our platform serves stores in a wide variety of sizes, product categories, and purchase types, including business-to-consumer and business-to-business.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires certain financial instruments to be recorded at fair value; requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods. Significant estimates, judgments, and assumptions in these consolidated financial statements include: allocating variable consideration for revenue recognition, constrained revenue; the amortization period for deferred commissions; the allowance for credit losses and a determination of the deferred tax asset valuation allowance. Because of the use of estimates inherent in financial reporting process actual results could differ and the differences could be material to our consolidated financial statements

Segment and geographic information

Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Accordingly, we have determined that we operate as a single operating and reportable segment.

Revenue by geographic region was as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Revenue:
Americas—U.S.	$216,639	$169,737	$120,934
Americas—other	12,124	8,559	5,371
EMEA	27,743	20,783	12,396
APAC	22,569	20,776	13,667
Total revenue	$279,075	$219,855	$152,368

Long-lived assets by geographic region were as follows:

	Year ended December 31,
(in thousands)	2022	2021
Long-lived assets:
Americas—U.S.	$8,318	$6,847
Americas—other	—	—
EMEA	465	—
APAC	300	582
Total long-lived assets	$9,083	$7,429

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

Accounts receivable

Accounts receivable are stated at net realizable value and include unbilled receivables. Agreements with enterprise customers can contain promotional billing periods. Since merchants have full access to the functionality of our platform upon contract execution, and we have enforceable rights to receive payments for the promotional period if the contract is early terminated, revenue is recognized ratably over the contract life. When this occurs, we recognize revenue in advance of invoicing creating an unbilled receivable. In addition, some of our PSR agreements include substantive minimums where the consideration paid varies over the term of the contract and revenue is recognized ratably over the contract term. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at December 31, 2022 and December 31, 2021 included unbilled receivables of $19.9 million and $13.1 million, respectively. Unbilled receivables at December 31, 2022 and 2021 includes contract assets related to enterprise subscription solutions and PSR customers of $15.7 million and $4.2 million, and $10.8 million and $2.3 million, respectively.

We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for credit losses for accounts receivable deemed uncollectible. The balance of accounts receivable includes accounts that have been invoiced but unpaid, and unbilled amounts, which represents revenue recognized in advance of billing. We analyze both the invoiced accounts receivable portfolio and our unbilled accounts receivable for significant risks, historical collection activity, and an estimate of future collectability to determine the amount that we will ultimately collect. This estimate is analyzed quarterly and adjusted as necessary.

Identified risks pertaining to our invoiced accounts receivable, include the delinquency level, customer type, and current economic environment. The estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers, our assessment of the overall portfolio and general economic conditions. Identified risks pertaining to our subscription unbilled accounts receivable include customer type, customer activity on our platform, historical contract termination rates, and customer delinquency. The estimate of the amount of accounts receivable that may not be collected is based primarily on historical contract termination rates, customer delinquency rates and an assessment of the overall portfolio and general economic conditions. The identified risk related to our unbilled accounts related to our PSR business are current partner engagement and activity, the financial wherewithal of the partner, the partner’s future plans and the ability to execute on the plans, and their liquidity and overall financial position. The estimate of the amount of accounts receivable that may not be collected is based primarily on the specific evaluation of the partner based on current level of engagement with BigCommerce, their overall financial position and general economic conditions.

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2019	$1,167
Cumulative effect adjustment upon adoption	364
Provision for expected credit losses	1,594
Accounts written off	(1,133)
Balance at December 31, 2020	$1,992
Provision for expected credit losses	3,474
Accounts written off	(1,599)
Balance at December 31, 2021	$3,867
Provision for expected credit losses	8,244
Accounts written off	(2,116)
Balance at December 31, 2022	$9,995

The year over year increase in the provision for credit losses was due to an increase in specific reserves as we implemented stricter revenue collection and reserve policies along with an increase in delinquent accounts due to general economic conditions, which led to an increase in the estimate of our overall loss percentage applied to a portion of our portfolio, including unbilled accounts receivable

Property and equipment

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

Software development costs associated with internal use software, which are incurred during the application development phase and meet other requirements under the guidance are capitalized. As of December 31, 2022, we have capitalized $2.8 million. As of December 31, 2021, software costs capitalized were $1.7 million.

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

Accounts receivable, including unbilled amounts, are derived from sales to our customers and our strategic technology partners who operate in a variety of sectors. We do not require collateral. Estimated credit losses are provided for in the consolidated financial statements and historically have been within management’s expectations.

One of our strategic partners accounted for 12%, 14% and 15% of our revenue at December 31, 2022, 2021 and 2020, respectively, and two of our strategic partners accounted for 30% at December 31, 2022 while only one strategic partner accounted for 19% and 24% of our accounts receivable balance at December 31, 2021 and 2020, respectively.

Advertising costs

We expense advertising costs as incurred. Advertising expenses were approximately $17.5 million, $16.8 million and $12.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

We also lease office space under short-term arrangements and have elected not to include these arrangements in the ROU asset or lease liabilities. In 2022, a lease was impaired under ASC 360, resulting in a loss of $3.7 million as further discussed in Note 8 "Leases".

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

Acquisition related expenses

Acquisition related expenses consist primarily of cash payments for third-party acquisition costs and other acquisition related expenses. We recognized $35.2 million, $23.3 million, and $0.0 million in acquisition related expenses during the years ended December 31, 2022, 2021, and 2020, respectively. For the year ended December 31, 2022, $0.2 million was recognized on acquisition related spend and $35.0 million was recognized in connection with contingent compensation arrangements, as further discussed in Note 5 “Business Combination”. For the year ended December 31, 2021, $1.8 million was recognized on acquisition related spend and $21.5 million was recognized in connection with contingent compensation arrangement. We entered into contingent compensation arrangements, in which payments will be made or have been made, as applicable, after the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones. The compensation arrangements are contingent upon continued post-acquisition employment with us. We account for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met.

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

We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on our income tax return. All of our gross unrecognized tax benefits, if recognized, would not affect its effective tax rate but would be recorded as an adjustment to equity before consideration of valuation allowances. We do not expect unrecognized tax benefits to decrease within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2022, we have not accrued any interest or penalties related to unrecognized tax benefits. We believe that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.

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

Accounting pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. We early adopted this standard on January 1, 2022, using the prospective method. There is no material impact to our consolidated financial statements for the year ended December 31, 2022 as a result of the adoption.

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

Restructuring charges

Restructuring charges are comprised of costs incurred as a result of our December 15, 2022 reduction in force as well as an impairment of the right of use asset triggered by our decision to cease using a significant portion of certain leased facilities.

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

The following table disaggregates our revenue by major source:

	Year ended December 31,
(in thousands)	2022	2021	2020
Subscription solutions	$205,800	$154,933	$103,706
Partner and services	73,275	64,922	48,662
Total revenue	$279,075	$219,855	$152,368

Subscription solutions

Subscription solutions revenue consists primarily of platform subscription fees from all plans. It also includes recurring professional services and sales of SSL certificates. Subscription solutions are charged monthly, quarterly, or annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Monthly subscription fees for Pro and Enterprise plans are adjusted if a customer’s gross merchandise volume or orders processed are above specified plan thresholds on a trailing twelve-month basis. For most subscription solutions arrangements, excluding enterprise subscription plans, we have determined we meet the variable consideration allocation exception and, therefore, recognize fixed monthly fees or a pro-rata portion of quarterly or annual fees and any transaction fees as revenue in the month they are earned. Enterprise subscription plans include an upfront promotional period in order to incentivize the customer to enter into a subscription arrangement. For these Enterprise arrangements, the total subscription fee is recognized on a straight-line basis over the term of the contract. Revenue recognized in advance of billing is recorded as unbilled accounts receivable. In determining the amount of revenue to be recognized, we determine whether collection of the transaction price is probable. Only amounts deemed probable are recognized as revenue. Key factors in this determination are historical contract termination rates and general economic factors.

Professional services, which primarily consist of education packages, launch services, solutions architecting, implementation consulting, and catalog transfer services, are generally billed and recognized as revenue when delivered.

Contracts with our retail customers are generally month-to-month, while contracts with our Enterprise customers generally range from one to three years. Contracts are typically non-cancellable for convenience and do not contain refund-type provisions. Revenue is presented net of sales tax and other taxes we collect on behalf of governmental authorities.

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

Judgment is required to determine the SSP for each distinct performance obligation. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We have determined that our standard list price is our best approximation of SSP.

Contracts with our technology solution partners may include multiple performance obligations, which can include integrations and marketing activities. In determining whether integration services are distinct from hosting services we consider various factors. These considerations included the level of integration, interdependency, and interrelation between the implementation and hosting service. We have concluded that the integration services included in contracts with hosting obligations are not distinct. As a result, we defer any arrangement fees for integration services and recognize such amounts over the life of the hosting obligation commencing when the integration has been completed. To determine if marketing activities are distinct, we consider the nature of the promise in the contract, the timing of payment, and the partner expectations. Additional consideration for some partner contracts varies based on the level of customer activity on the platform. Certain agreements contain minimum guarantees of revenue share. These contracts are evaluated to determine if the guaranteed minimum is substantive. If the minimum is deemed substantive, revenue is recognized ratably over the life of the agreement, which results in a contract asset that is included in unbilled receivables. For most of our contracts, we have determined that we meet the variable consideration allocation exception and therefore recognize these variable fees in the period they are earned.

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. We recognize revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. We recognized $12.0 million of previously deferred revenue during the year ended December 31, 2022.

The net increase in the deferred revenue balance for the year ended December 31, 2022 is primarily due to increase in SaaS related subscriptions. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

As of December 31, 2022, we had $166.1 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. We expect to recognize approximately 51% of the remaining performance obligations as revenue in the next 12 months, and the remaining balance in the periods thereafter.

Deferred commissions

Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately four years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features. We include amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. We periodically review the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize an impairment of deferred commissions during the years ended December 31, 2022, 2021 and 2020, respectively.

Sales commissions of $8.9 million, $7.0 million and $4.5 million were deferred for the years ended December 31, 2022, 2021 and 2020, respectively; and deferred commission amortization expense was $5.2 million, $3.5 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table summarizes the estimated fair value of our cash equivalents and marketable securities.

	As of December 31, 2022
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$68,129	$—	$—	$68,129
U.S treasury securities	$72,577	$—	$—	$72,577
Corporate securities	$—	$139,364	$—	$139,364
Total financial assets	$140,706	$139,364	$—	$280,070

	As of December 31, 2021
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$262,679	$—	$—	$262,679
U.S. treasury securities	$21,926	$—	$—	$21,926
Corporate securities	$—	$80,389	$—	$80,389
Money market funds	$284,605	$80,389	$—	$364,994

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$68,194	$—	$(65)	$68,129
Marketable securities:
U.S treasury securities	$73,208		$(631)	$72,577
Corporate securities	$139,932	$—	$(568)	$139,364

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$262,679	$—	$—	$262,679
Marketable securities:
U.S. treasury securities	$21,999	$—	$(74)	$21,925
Corporate securities	$80,506	$—	$(117)	$80,389

In September 2021, we issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 (the “Notes”). The estimated fair value of the notes was approximately $246.9 million as of December 31, 2022. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on estimated or actual bids and offers of the Notes in an inactive market on the last business day of the period.

5. Business combinations

Fiscal 2022

April 2022 Acquisition of Bundle B2B Inc.

On April 25, 2022, BigCommerce completed its acquisition of Bundle B2B Inc. (“Bundle”), a B2B eCommerce solution that provides advanced B2B functionality seamlessly with BigCommerce’s platform. The total purchase price was $7.7 million. We acquired Bundle because it is complementary to our core business and will allow us to expand our product offerings to our merchant base. The purchase price was based on the expected financial performance of Bundle, not on the value of the net identifiable assets at the time of the acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill. The purchase price included the issuance of common stock in the amount of $4.6 million, cash of $0.8 million, an escrow withheld in the amount of $0.9 million and $1.4 million of contingent consideration. The amount held in escrow will be paid out on the first anniversary date with the issuance of the stock based on the fair value of our common stock on the date of payment. Of the $1.4 million contingent consideration, $0.7 million is tied to the migration of old merchants to updated plans over a 6-months period from acquisition date and the remaining $0.7 million is tied to ongoing performance measures over a 12-months period from the acquisition date. The contingent consideration ties to the migration of old merchants to updated plans was met within the first 6 months from the acquisition date and we made the payment in all stock on November 7, 2022. The purchase price included $0.4 million of developed technology and $7.3 million of goodwill that is not deductible for tax purposes. The identifiable intangible assets, which consisted of developed technology, have estimated useful lives of four years. The pro forma financial information assuming fiscal 2022 acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

Fiscal 2021

November 2021 Acquisition of Quote Ninja, Inc. (dba B2B Ninja)

On November 12, 2021, BigCommerce acquired Quote Ninja, Inc. (“B2B Ninja”), a premier enterprise software solution providing leading business-to-business ecommerce capabilities for merchants of all sizes. The total purchase price was $2.0 million paid from our common stock. In addition to the closing stock consideration, we entered into a contingent compensation arrangement with certain employees of B2B Ninja for their post-acquisition services, in which $0.5 million in additional common stock would be paid to those individuals on the first and second anniversaries of the closing for an aggregate amount of $1.0 million. We made the first contingent payment of $0.5 million in all stock on November 16, 2022. The purchase price primarily included $1.1 million of intangible assets and $0.9 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of developed technology, have estimated useful lives of three years.

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

The table below summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition.

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

In conjunction with the transaction, we entered into a contingent compensation arrangement with certain employees of Feedonomics for their postacquisition services, in which $32.5 million will be paid to those individuals within ten business days after the second anniversary of the closing or upon the earlier achievement of certain product and financial milestones for an aggregate amount of $65.0 million, inclusive of the first payment made on August 3, 2022. Product milestones include certain product enhancement and integration with existing products and financial milestones include certain revenue and gross margin targets. We account for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met. As the contingent compensation is related to post-acquisition services, it is not considered as part of the purchase price of $81.1 million. We recognized $34.5 million and $21.4 million in additional compensation expense related to these contingent compensation arrangements for the year ended December 31, 2022 and December 31, 2021, respectively. We include this expense in acquisition related expenses in our condensed consolidated statements of operations. Further, we elected to make the first contingent compensation payment of $32.5 million in cash and made that payment on August 3, 2022.

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

Unaudited pro forma financial information

The unaudited pro forma financial information in the table below presents the combined results of us and Feedonomics as if this acquisition had occurred on January 1, 2020. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition actually occurred on January 1, 2020. For the year ended December 31, 2022, pro forma adjustment include a decrease of $34.5 million in compensation costs related to the post-acquisition compensation arrangement. For the year ended December 31, 2021, pro forma adjustments include a reduction in transaction-related costs of $1.7 million excluding the compensation cost related to post-acquisition compensation arrangement because they are non-recurring in nature, an increase in amortization of intangible of $4.2 million and a decrease of $5.1 million in compensation costs related to the post-acquisition compensation arrangement. The increase in the pro forma adjustment in 2022 can be attributed to the time period in which the post-acquisition compensation arrangement is recognized over the service period of 12 and 24 months.

	December 31,
(in thousands)	2022	2021
Total revenue	$280,396	$234,581
Net loss	$(103,515)	$(74,599)

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes to the carrying amount of goodwill as follows:

(in thousands)

Balance as of December 31, 2021	$42,432
Goodwill acquired	$7,317
Balance as of December 31, 2022	$49,749

Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of December 31, 2022.

Definite-lived intangible assets are amortized on a straight-line basis over the useful life. Definite-lived intangible assets amortization was $8.1 million, $3.3 million and $0.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Definite-lived intangible assets consists of the following:

(in thousands)	December 31, 2022			December 31, 2021			Weighted average remaining useful life as of December 31, 2022 (in years)
	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount
Developed technology	$13,367	$(4,745)	$8,622	$12,937	$(1,294)	$11,643	2.5
Customer relationship	$22,525	$(5,734)	$16,791	$22,525	$(1,749)	$20,776	4.3
Trade name	$2,470	$(711)	$1,759	$2,470	$(217)	$2,253	3.6
Non-compete agreement	$162	$(78)	$84	$162	$(24)	$138	1.6
Other intangibles	$485	$(158)	$327	$285	$(63)	$222	2.0
Total definite-lived intangible	$39,009	$(11,426)	$27,583	$38,379	$(3,347)	$35,032

As of December 31, 2022, expected amortization expense for definite-lived intangible assets was as follows:

(in thousands)	December 31, 2022

2023	8,132
2024	7,997
2025	6,308
2026	3,429
2027	1,717
Thereafter	—
Total	$27,583

7. Property and equipment

Property and equipment, which includes computer software that was purchased or developed for internal use, is composed of the following:

	As of December 31,
(in thousands)	2022	2021
Computer equipment	$11,185	$9,081
Computer software	5,765	3,313
Furniture and fixtures	1,924	1,582
Leasehold improvements	6,349	6,234
	25,223	20,210
Less: accumulated depreciation and amortization	(16,140)	(12,781)
Property and equipment, net	$9,083	$7,429

Depreciation expense on property and equipment was $3.3 million, $2.8 million and $3.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

8. Commitments, contingencies, and leases

We had unconditional purchase obligations as of December 31, 2022, as follows:

(in thousands)	December 31, 2022
2023	$11,359
2024	10,750
2025	8,625
2026	—
2027 and thereafter	—
Total	$30,734

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

Our certificate of incorporation and certain contractual arrangements provide for indemnification of our officers and directors for certain events or occurrences. We maintain a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, we have not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2022 and 2021.

Leases

We lease certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require us to pay taxes, insurance and maintenance costs. Renewal options were not included in the ROU asset and lease liability calculation.

We adopted ASC Topic 842, Leases on January 1, 2019. Operating expenses were $3.9 and $3.8 million, which included short-term rent expense of $0.5 and $0.5 million, respectively, for the years ended December 31, 2022 and 2021. Operating rent expense was $3.7 million for the year ended December 31, 2020.

Supplemental lease information

	Year ended December 31,
Cash flow information (in thousands)	2022	2021
Cash paid for operating lease liabilities	$3,807	$3,927
Right-of-use assets obtained in exchange for operating lease obligations	$—	$—

	Year ended December 31,
Operating lease information	2022	2021
Weighted-average remaining lease-term	4.2 years	5.5 years
Weighted-average discount rate	5.37%	5.46%

The future maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2022
2023	3,254
2024	2,985
2025	2,775
2026	2,528
2027	2,133
Thereafter	718
Total minimum lease payments	$14,393
Less imputed interest	(1,715)
Total lease liabilities	$12,678

Restructuring charges

In December of 2022, we executed a plan to reduce our cost structure (the “2022 Restructure”). The 2022 Restructure included workforce reduction initiatives which resulted in $3.6 million of severance and other compensation charges to be paid in the first quarter of 2023.

The 2022 Restructure also included the decision to cease using certain leased office space in Texas and to make this office space available for sublease in January 2023. As a result, we evaluated the recoverability of our right-of-use assets and determined the carrying values were not fully recoverable. We calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value based on inputs derived from market prices for similar assets. As a result, we impaired $3.7 million in right-of-use assets and have recorded this amount in Restructuring Charges on the accompanying consolidated statements of operations. The impairment charge represents the amount by which the carrying value exceeded the estimated fair value of the asset group.

These charges were recorded within the operating expenses on the accompanying consolidated statement of operations.

9. Other liabilities

The following table summarizes the components of other current liabilities:

	Year ended December 31,
(in thousands)	2022	2021
Sales tax payable	$1,887	$679
Payroll and payroll related expenses	16,900	17,315
Acquisition related compensation	24,743	14,309
Other	4,914	3,951
Other current liabilities	$48,444	$36,254

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

The net carrying amount of the Notes consists of the following:

(in thousands)	December 31, 2022	December 31, 2021

Principal balance	$345,000	$345,000
Unamortized issuance costs	$(7,503)	$(9,463)
Carrying value, net	$337,497	$335,537

The total interest expense recognized related to the Notes consists of the following:

	December 31,
(in thousands)	2022	2021	2020
Contractual interest expense	$863	$254	$0
Amortization of issuance costs	1,960	574	—
Total	$2,823	$828	$—

Debt fees

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt. Interest expense related to debt discount amortization was not material for any of the periods presented. Net unamortized debt issuance fees as of December 31, 2022 amounted to $7.5 million.

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

A total of 3,873,885 shares of our common stock was initially authorized and reserved for issuance under the 2020 Plan. This reserve automatically increased on January 1, 2021, and each subsequent anniversary through and including January 1, 2031, by an amount equal to the smaller of (a) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by our board of directors. On January 1, 2023 and January 1, 2022 the reserve increased by 3,618,145 shares and 3,484,045 shares, respectively. As of December 31, 2022, a total of 6,163,802 shares of common stock remain available for future issuance under the 2020 Plan.

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

The following table summarizes the weighted-average grant date value of options and the assumptions used to develop their fair value.

	Year ended December 31,
	2022	2021	2020
Weighted-average grant date fair value of options	$11.79	$30.71	$7.01
Risk-free interest rate	1.82-3.88%	0.96%—1.08%	0.34%—0.84%
Expected volatility	63.07-66.83%	54.41%—56.25%	49.64%—51.49%
Expected life in years	6.09-6.10 years	6.02—6.06 years	5.49—6.10 years
Dividend yield	—	—	—

A summary of the changes in common stock options issued under all of the existing stock option plans is as follows:

(in thousands, except per share amounts)	Shares	Weighted average of exercise prices	Weighted average of remaining term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2020	8,215	$4.30	7.65	$491,648
Granted	263	58.36	—	—
Exercised	(2,426)	2.46	—	—
Forfeited	(324)	11.22	—	—
Options outstanding at December 31, 2021	5,728	$8.77	6.95	$168,772
Granted	893	20.04	—	—
Exercised	(729)	3.01	—	—
Forfeited	(167)	16.91	—	—
Options outstanding at December 31, 2022	5,725	$9.33	6.50	$23,331
Vested and expected to vest at December 31, 2022(1)	5,558	$8.96	6.43	$23,294
Vested at December 31, 2022	4,237	$5.36	5.81	$22,462

(1)
The expected-to-vest options are the result of applying the pre-vesting forfeiture rate to outstanding options.

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $11.4 million, $126.0 million and $72.4 million, respectively. The intrinsic value was calculated as the difference between the estimated fair value of our common stock at exercise, and the exercise price of the in-the-money options. The total grant date fair value of options vested for the years ended December 31, 2022, 2021, and 2020 was $7.2 million, $6.4 million, and $11.4 million.

At December 31, 2022, 2021 and 2020, there was an estimated $13.1 million, $11.5 million and $11.4 million, respectively, of total unrecognized compensation costs related to stock options. These costs will be recognized over a weighted-average period of 2.5 years.

Restricted stock units

During the year ended December 31, 2022, we granted 4,879,976 RSUs to members of management, board members and certain other employees pursuant to the 2020 Plan. The fair value of the RSU grant is determined based upon the market closing price of our common stock on the date of grant. The RSUs vest over the requisite service period of 4 years, subject to the continued employment of the employees. The following table summarizes the RSU activity, including vesting of the performance-based restricted stock units below, under the Plans for the year ending December 31, 2022:

(in thousands, except per share amounts)	Shares	Weighted average grant date fair value
Nonvested at December 31, 2020	1,408	$24.67
Granted	1,548	57.19
Vested	(350)	24.07
Cancelled/Forfeited/Expired	(234)	42.97
Nonvested at December 31, 2021	2,372	$44.10
Granted	4,880	16.44
Vested	(634)	32.95
Cancelled/Forfeited/Expired	(403)	46.57
Nonvested at December 31, 2022	6,215	$23.53

At December 31, 2022, there was an estimated $92.2 million of total unrecognized stock-based compensation costs related to RSUs. These costs will be recognized over a weighted-average period of 3.0 years.

Performance-based restricted stock units

During the year ended December 31, 2020, we granted 1,216 PSUs to members of management pursuant to the 2013 Plan. These PSUS contained a performance clause which required us to successfully complete an IPO as well as a service condition that required continued employment. As of December 31, 2022, 517 PSUs remain unvested and outstanding. These PSUs vest on a tranche by tranche basis over the life of the service period of 1-4 years.

At December 31, 2022, there was an estimated $1.7 million of total unrecognized stock-based compensation costs related to these PSUs. These costs will be recognized over a weighted-average period of 1.1 years.

Total stock-based compensation expense recognized was as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Cost of revenue	$4,181	$2,055	$769
Sales and marketing	11,905	7,761	3,310
Research and development	12,292	5,901	2,500
General and administrative	13,954	9,707	4,479
Total stock-based compensation expense	$42,332	$25,424	$11,058

12. Income taxes

Pretax losses consist of the following:

	Year ended December 31,
(in thousands)	2022	2021	2020
United States	$(118,579)	$(62,558)	$(31,891)
Non-U.S.	(20,845)	(14,153)	(5,644)
Total pre-tax losses	$(139,424)	$(76,711)	$(37,535)

Our components of the provision for income taxes are as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Income tax provision (benefit)
Current:
Federal	$—	$—	$—
State	27	11	24
Foreign	261	134	1
Total current	$288	$145	$25
Deferred:
Federal	61	(202)	—
State	146	23	—
Foreign	—	—	—
Total deferred	207	(179)	—
Total provision (benefit)	$495	$(34)	$25

Our provision for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the U.S. statutory federal income tax rate of 21% to income from continuing operations before income taxes. The variance is primarily a result of the application of a valuation allowance for net deferred assets, including NOL carryforwards and credits generated in Australia, the UK, and the United States. Current state income tax expense for the period is a result of the Texas Gross Margin tax. Current foreign income tax expense for the period is a result of taxable profits in Ireland, Ukraine and other foreign countries where we are profitable along with withholding taxes. Deferred income tax expense is a result of taxable temporary differences related to indefinite-lived assets along with a tax benefit related to the reduction of the valuation allowance due to the purchase of Bundle B2B during the year.

	Year ended December 31,
(in thousands)	2022	2021	2020
U.S. federal taxes at statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	5.33	5.58	4.91
Foreign tax rate differentials	0.64	0.83	0.66
Research and development credit	0.80	2.65	4.97
Purchase price accounting	0.09	0.35	0.00
Stock-based compensation	(1.16)	26.29	16.97
Officers compensation	(0.59)	(15.65)	0.00
Permanent differences, other	(0.50)	(0.92)	(8.17)
Change in valuation allowance	(25.97)	(40.09)	(40.41)
Other	—	—	—
Effective tax rate	(0.36)%	0.04%	(0.07)%

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

Significant components of deferred taxes are as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss and credit carryforwards	$100,303	$76,475
Accrued compensation	6,969	5,901
Allowance for credit losses	2,614	956
Capitalized research and experimental costs	7,501	—
Deferred lease liabilities	3,145	3,176
Deferred revenue	272	358
Depreciation and amortization	16,261	7,942
Stock-based compensation	5,776	3,367
Other	511	756
Gross deferred tax assets	$143,352	$98,931
Valuation allowance	(136,101)	(92,531)
Deferred tax liabilities:
Deferred commissions	(2,632)	(2,022)
Right-of-use assets	(1,474)	(2,338)
Goodwill	(965)	(321)
Prepaid expenses	(1,739)	(1,731)
Other	(768)	(82)
Gross deferred tax liabilities	(7,578)	(6,494)
Net deferred tax liabilities	$(327)	$(94)

At December 31, 2022, we had NOL carryforwards for U.S. federal income tax purposes of approximately $294.9 million. Of this total, $246.5 million is related to tax years 2018-2022 that do not have an expiration, as a result of the TCJA. The remaining $48.4 million of U.S. federal NOL carryforwards are available to offset future U.S. federal taxable income and begin to expire in 2036.

At December 31, 2022, we had NOL carryforwards for certain state income tax purposes of approximately $165.6 million. These state NOL carryforwards are available to offset future state taxable income and begin to expire in 2036.

At December 31, 2022, we had foreign NOL carryforwards in Australia and the U.K., combined, of approximately $44.2 million, which are available to offset future foreign taxable income and that do not have an expiration.

At December 31, 2022, we did not provide any U.S. income or foreign withholding taxes related to certain foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested. The majority of our foreign operations are in excess tax basis over book basis positions. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occur.

At December 31, 2022, we had research and development tax credit carryforwards of approximately $8.8 million, which are available to offset future U.S. federal income tax. These U.S. federal tax credits begin to expire in 2034.

We have established a valuation allowance due to uncertainties regarding the realizability of deferred tax assets based on our lack of earnings history. During 2022, the valuation allowance increased by approximately $43.6 million due to continuing operations.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2019 through 2022 tax years generally remain open and subject to examination by U.S. federal, state and foreign tax authorities. Losses generated in any year since inception remain open to adjustment until the statute of limitations closes for the tax year in which the NOL carryforwards are utilized. We are currently under audit only in the state of Rhode Island.

As of December 31, 2022, we had $0.4 million unrecognized tax benefits, none of which may reverse in the next 12 months. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During 2022 and 2021, we did not recognize any material interest or penalties.

A reconciliation of our liability for unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2022	2021
Balance, beginning of year	$396	$—
Increase for tax positions related to the current year	—	—
Increase for tax positions related to the prior years	—	396
Decrease for tax positions related to prior years	—	—
Balance, end of year	$396	$396

13. Net loss per share

Net loss per share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because we have reported a net loss for the year ended December 31, 2022, and 2021, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation. Series 1 and Series 2 have the same rights and privileges except Series 2 are not entitled to vote on any matter except as required by law. A pre-IPO preferred shareholder received Series 2 upon the conversion of their preferred shares at the time of our initial public offering, all of which were subsequently converted to shares of Series 1 common stock. There are no Series 2 shares outstanding as of December 31, 2022.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have been antidilutive:

	Year ended December 31,
(in thousands)	2022	2021	2020
Stock options outstanding	5,722	5,684	8,215
Acquisition related contingent consideration (1)	3,640	1,756
Warrants to purchase common stock	—	—	—
Restricted stock units	6,216	2,331	1,408
Convertible debt	4,719	4,719	—
Total potentially dilutive securities	20,297	14,490	9,623

(1) In connection with the acquisition of Feedonomics and B2B Ninja, we entered into contingent compensation arrangements for post-acquisition services. Additionally, our acquisition of Bundle included $1.5 million of contingent consideration. Of the $33.8 million to be paid as of December 31, 2022, $31.8 million can be settled in shares of common stock assuming a price of $8.74 per share. As of December 31, 2021, of the $65.0 million to be paid, $61.1 million can be settled in shares of common stock assuming a price of $50.64 per share.