Form 10-Q
period 2023-03-31
BigCommerce Holdings, Inc.
filed 2023-05-05
CIK 1626450

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

in

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, the registrant had 74,549,845 shares of common stock, $0.0001 par value per share outstanding.

Table of Content

i

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

BigCommerce Holdings, Inc.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$61,070	$91,573
Restricted cash	1,117	1,457
Marketable securities	221,272	211,941
Accounts receivable, net	59,009	51,899
Prepaid expenses and other assets	14,048	11,206
Deferred commissions	6,431	6,171
Total current assets	362,947	374,247
Property and equipment, net	10,251	9,083
Right-of-use-assets	5,395	5,887
Prepaid expenses, net of current portion	886	470
Deferred commissions, net of current portion	6,728	7,037
Intangible assets, net	25,550	27,583
Goodwill	49,749	49,749
Total assets	$461,506	$474,056
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,508	$7,013
Accrued liabilities	4,239	2,937
Deferred revenue	20,786	17,783
Current portion of operating lease liabilities	2,509	2,609
Other current liabilities	42,316	48,444
Total current liabilities	77,358	78,786
Deferred revenue, net of current portion	1,879	1,759
Long-term debt	337,989	337,497
Operating lease liabilities, net of current portion	9,362	10,008
Other long-term liabilities, net of current portion	478	334
Total liabilities	427,066	428,384
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized at March 31, 2023 and December 31, 2022; 0 shares issued and outstanding, at March 31, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 500,000 shares Series 1 authorized at March 31, 2023 and December 31, 2022; 74,587 and 73,945 shares Series 1 issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	7	7
Additional paid-in capital	587,022	576,851
Accumulated other comprehensive loss	(482)	(1,199)
Accumulated deficit	(552,107)	(529,987)
Total stockholders’ equity	34,440	45,672
Total liabilities and stockholders’ equity	$461,506	$474,056

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended March 31,
	2023	2022

Revenue	$71,757	$66,050
Cost of revenue	17,446	17,103
Gross profit	54,311	48,947
Operating expenses:
Sales and marketing	34,052	33,639
Research and development	20,845	20,944
General and administrative	16,494	15,846
Acquisition related expenses	4,125	12,660
Restructuring charges	420	—
Amortization of intangible assets	2,033	2,037
Total operating expenses	77,969	85,126
Loss from operations	(23,658)	(36,179)
Interest income	2,426	122
Interest expense	(722)	(709)
Other (expense) income	31	(156)
Loss before provision for income taxes	(21,923)	(36,922)
Provision for income taxes	197	115
Net loss	$(22,120)	$(37,037)
Basic and diluted net loss per share attributable to common stockholders	$(0.30)	$(0.51)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	74,142	72,476

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended March 31,
	2023	2022

Net loss	$(22,120)	$(37,037)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	717	(613)
Total comprehensive loss	$(21,403)	$(37,650)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	—	$—	73,945	$7	$576,851	$(529,987)	$(1,199)	$45,672
Exercise of stock options, net of shares withheld for taxes	—	—	246	—	(316)	—	—	(316)
Release of restricted stock units	—	—	396	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,487	—	—	10,487
Total other comprehensive loss	—	—	—	—	—	—	717	717
Net loss	—	—	—	—	—	(22,120)	—	(22,120)
Balance at March 31, 2023	—	$—	74,587	$7	$587,022	$(552,107)	$(482)	$34,440

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2021	—	$—	72,311	$7	$528,540	$(390,068)	$(191)	$138,288
Exercise of stock options	—	—	272	—	277	—	—	277
Release of restricted stock units			90		—		—	—
Stock-based compensation	—	—	—	—	8,962	—	—	8,962
Total other comprehensive loss							(613)	(613)
Net loss	—	—	—	—	—	(37,037)	—	(37,037)
Balance at March 31, 2022	—	$—	72,673	$7	$537,779	$(427,105)	$(804)	$109,877

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,	Three months ended March 31,
	2023	2022

Cash flows from operating activities
Net loss	$(22,120)	$(37,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,904	2,826
Amortization of discount on debt	493	488
Stock-based compensation	10,487	8,962
Allowance for credit losses	1,075	1,313
Changes in operating assets and liabilities:
Accounts receivable	(8,185)	(2,502)
Prepaid expenses	(4,235)	(806)
Deferred commissions	49	(658)
Accounts payable	495	(287)
Accrued and other liabilities	(4,922)	5,702
Deferred revenue	3,123	14
Net cash used in operating activities	(20,836)	(21,985)
Cash flows from investing activities:
Purchase of property and equipment	(1,063)	(1,340)
Maturity of marketable securities	39,429	9,000
Purchase of marketable securities	(48,043)	(32,473)
Net cash used in investing activities	(9,677)	(24,813)
Cash flows from financing activities:
Net payment of settlement of equity-based awards	(330)	184
Net cash provided by (used in) financing activities	(330)	184
Net change in cash and cash equivalents and restricted cash	(30,843)	(46,614)
Cash and cash equivalents and restricted cash, beginning of period	93,030	298,704
Cash and cash equivalents and restricted cash, end of period	$62,187	$252,090
Supplemental cash flow information:
Cash paid for interest	$431	$472
Cash paid for taxes	$152	$32
Noncash investing and financing activities:
Changes in capital additions, accrued but not paid	$65	$96
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheet to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	61,070	250,934
Restricted cash	1,117	1,156
Total cash, cash equivalents and restricted cash	$62,187	$252,090

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

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in our Annual Report on Form 10-K, filed with the SEC on March 1, 2023. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other period.

In December 2022, we had a reduction in force event that eliminated certain positions and changed the reporting hierarchy and job responsibilities for certain people in our general and administrative function. This resulted in the expense related to these individuals being classified as sales and marketing expenses, when previously, they had been classified as general and administrative expense. Certain prior year amounts have been reclassified for consistency with the current year presentation. For the period ended March 31, 2022 we reclassified $1.5 million from general and administrative expenses to sales and marketing expenses.

Basis of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on December 31.

Table of Content

2. Summary of significant accounting policies (continued)

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires certain financial instruments to be recorded at fair value; requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods. Significant estimates; judgments, and assumptions in these consolidated financial statements include: allocating variable consideration for revenue recognition, constrained revenue; the amortization period for deferred commissions; the allowance for credit losses and a determination of the deferred tax asset valuation allowance. Because of the use of estimates inherent in financial reporting process actual results could differ and the differences could be material to our consolidated financial statements

Segment and geographic information

Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Accordingly, we have determined that we operate as a single operating and reportable segment.

Revenue by geographic region was as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Revenue:
Americas – U.S.	$54,809	$51,500
Americas – other	3,351	2,684
EMEA	7,983	6,284
APAC	5,614	5,582
Total revenue	$71,757	$66,050

Long-lived assets by geographic region was as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Long-lived assets:
Americas – U.S.	$9,349	$8,318
EMEA	633	465
APAC	269	300
Total long-lived assets	$10,251	$9,083

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

Table of Content

2. Summary of significant accounting policies (continued)

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

Accounts receivable

Accounts receivable are stated at net realizable value and include unbilled receivables. Agreements with enterprise customers can contain promotional billing periods. Since merchants have full access to the functionality of our platform upon contract execution, and we have enforceable rights to receive payments for the promotional period if the contract is early terminated, revenue is recognized ratably over the contract life. When this occurs, we recognize revenue in advance of invoicing creating an unbilled receivable. In addition, some of our partner and services revenue agreements include substantive minimums where the consideration paid varies over the term of the contract and revenue is recognized ratably over the contract term. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at March 31, 2023 and December 31, 2022 included unbilled receivables of $20.1 million and $19.9 million, respectively. Unbilled receivables at March 31, 2023 and December 31, 2022 includes contract assets related to enterprise subscription solutions of $15.2 million and $15.7 million, and PSR customers of $4.9 million and $4.2 million, respectively.

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

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2022	$9,995
Provision for expected credit losses	1,075
Accounts written off	(1,476)
Balance at March 31, 2023	9,594

The quarter over quarter decrease in the provision for credit losses was due to a decrease in our general reserve related to our subscription accounts receivable due to improved collections which was partially offset by an increase in our reserve related to unbilled receivables.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives or the related lease terms (if shorter).

Table of Content

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

Software development costs associated with internal use software, which are incurred during the application development phase and meet other requirements under the guidance ASC-350 are capitalized. As of March 31, 2023, we have capitalized $4.4 million, net of accumulated depreciation of $0.3 million. As of December 31, 2022, software costs capitalized were $2.8 million, net of accumulated depreciation of $0.0 million. Amortization on internally developed software was $0.3 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively.

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

Acquisition related expenses

Acquisition related expenses consist primarily of cash payments for third-party acquisition costs and other acquisition related expenses. We recognized $4.1 million and $12.7 million in acquisition related expenses during the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, $4.1 million was recognized in connection with contingent compensation arrangements entered with our fiscal 2021 acquisitions. We entered into contingent compensation arrangements, in

Table of Content

2. Summary of significant accounting policies (continued)

which payments will be made or have been made, as applicable, after the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones. The compensation arrangements are contingent upon continued post-acquisition employment with us. During the first period, earlier achievement of product and financial milestones were not met. We account for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met.

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

We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on our income tax return. All of our gross unrecognized tax benefits, if recognized, would not affect its effective tax rate, but would be recorded as an adjustment to equity before consideration of valuation allowances. We do not expect unrecognized tax benefits to decrease within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2023, we have not accrued any interest or penalties related to unrecognized tax benefits. We believe that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.

Stock-based compensation

We issue stock options, restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”). Stock-based compensation related to stock options is measured at the date of grant and is recognized on a straight-line basis over the service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to estimate the fair value of stock options awarded at the date of grant. Stock-based compensation related to restricted stock units is measured at the date of grant, net of estimated forfeitures, and recognized ratably over the service period. Stock-based compensation related to performance based restricted stock units is measured at the date of grant and recognized using the accelerated attribution method, net of estimated forfeitures, over the remaining service period, when deemed probable.

Net payments on the settlement of equity-based awards were $0.3 million for the three months ended March 31, 2023, which consisted of $1.4 million for tax payments related to the net settlement of equity awards and $1.1 million for proceeds from stock option exercises.

Table of Content

2. Summary of significant accounting policies (continued)

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

The following table disaggregates our revenue by major source:

	Three months ended March 31,
(in thousands)	2023	2022
Subscription solutions	$53,808	$47,987
Partner and services	17,949	18,063
Total revenue	$71,757	$66,050

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

Subsequent to our acquisition of Feedonomics on July 23, 2021, subscription revenue includes revenue from Feedonomics. Feedonomics provides a technology platform and related services that enables online retailers and other sellers to automate online listings of the sellers’ information across multiple third-party marketplaces and advertisers (such as Amazon, Google, Facebook, etc.). We provide these services under service contracts which are generally one year or less, and in many cases month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising). The service

Table of Content

3. Revenue recognition and deferred costs (continued)

offerings constitute a single combined performance obligation. Services are performed and fees are determined based on monthly usage and are billed in arrears.

Partner and services

Our partner and services revenue consists of revenue share, partner technology integrations, and marketing services provided to partners. Revenue share relates to fees earned by our partners from customers using our platform, where we have an arrangement with such partners to share such fees as they occur. Revenue share is recognized at the time the earning activity is complete, which is generally monthly. Revenue for partner technology integrations is recorded on a straight-line basis over the life of the contract commencing when the integration has been completed. Revenue for marketing services are recognized either at the time the earning activity is complete, or ratably over the length of the contract, depending on the nature of the obligations in the contract. Payments received in advance of services being rendered are recorded as deferred revenue and recognized when the obligation is completed.

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. We recognize revenue from deferred revenue when the services are performed, and the corresponding revenue recognition criteria are met. We recognized $9.3 million of previously deferred revenue during the three months ended March 31, 2023.

Table of Content

3. Revenue recognition and deferred costs (continued)

The net increase in the deferred revenue balance for the three months ended March 31, 2023 is primarily due to increases in SaaS related subscriptions. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

As of March 31, 2023, we had $155.0 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. We expect to recognize approximately 56% of the remaining performance obligations as revenue in the following 12-month period, and the remaining balance in the periods thereafter.

Deferred commissions

Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately three years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features. We include amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. We periodically review the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize an impairment of deferred commissions during the three months ended March 31, 2023 and the year ended December 31, 2022.

Sales commissions of $1.7 million and $1.6 million were deferred for the three months ended March 31, 2023 and 2022, respectively; and deferred commission amortization expense was $1.6 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

Table of Content

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

The following tables summarize the estimated fair value of our cash equivalents, marketable securities and debt.

	As of March 31, 2023
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$40,337	$—	$—	$40,337
U.S. treasury securities	$64,272	$—	$—	$64,272
Corporate securities	$—	$157,000	$—	$157,000
Total financial assets	$104,609	$157,000	$—	$261,609

	As of December 31, 2022
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$68,129	$—	$—	$68,129
U.S. treasury securities	$72,577	$—	$—	$72,577
Corporate securities	$—	$139,364	$—	$139,364
Total financial assets	$140,706	$139,364	$—	$280,070

Table of Content

4. Fair value measurements, cash equivalents and marketable securities (continued)

The following tables summarize the estimated fair value of our cash equivalents and marketable securities.

	As of March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$40,337	$—	$—	$40,337
Marketable securities:
U.S. treasury securities	$64,545	$—	$(274)	$64,271
Corporate securities	$157,209	$—	$(209)	$157,000

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$68,194	$—	$(65)	$68,129
Marketable securities:
U.S. treasury securities	$73,208	$—	$(631)	$72,577
Corporate securities	$139,932	$—	$(568)	$139,364

In September 2021, we issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 (the “Notes”). The estimated fair value of the notes was approximately $263.1 million as of March 31, 2023. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on estimated or actual bids and offers of the Notes in an inactive market on the last business day of the period.

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

Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of March 31, 2023.

Definite-lived intangible assets are amortized on a straight-line basis over the useful life. Definite-lived intangible assets amortization was $2.0 million for the three months ended March 31, 2023 and 2022, respectively.

Table of Content

6. Goodwill and intangible assets (continued)

Definite-lived intangible assets consists of the following:

(in thousands)	March 31, 2023			December 31, 2022			Weighted average remaining useful life as of March 31, 2023 (in years)
	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount
Developed technology	$13,367	$(5,604)	$7,763	$13,367	$(4,745)	$8,622	2.3
Customer relationship	$22,525	$(6,731)	$15,794	$22,525	$(5,734)	$16,791	4.1
Tradename	$2,470	$(834)	$1,636	$2,470	$(711)	$1,759	3.3
Non-compete agreement	$162	$(91)	$71	$162	$(78)	$84	1.3
Other intangibles	$485	$(199)	$286	$485	$(158)	$327	1.8
Total definite-lived intangible	$39,009	$(13,459)	$25,550	$39,009	$(11,426)	$27,583

As of March 31, 2023, expected amortization expense for definite-lived intangible assets was as follows:

(in thousands)	March 31, 2023

2023 (April 1st through December 31st)	6,099
2024	7,997
2025	6,308
2026	3,429
2027	1,717
Thereafter	—
Total	$25,550

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

Our certificate of incorporation and certain contractual arrangements provide for indemnification of our officers and directors for certain events or occurrences. We maintain a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, we have not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of March 31, 2023 or December 31, 2022.

Leases

We lease certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require us to pay taxes, insurance and maintenance costs. Renewal options were not included in the ROU asset and lease liability calculation.

Operating and short-term rent expenses was $0.9 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. Short-term rent expense was not material for any of the periods presented.

Table of Content

7. Commitments, contingencies, and leases (continued)

Supplemental lease information

Cash flow information (in thousands)	Three months ended March 31,
	2023	2022

Cash paid for operating lease liabilities	$901	$1,326
Right-of-use assets obtained in acquisition	$—	$—

Operating lease information	Three months ended March 31,
	2023	2022

Weighted-average remaining lease-term	4.1 years	5.2 years
Weighted-average discount rate	5.38%	5.41%

The future maturities of operating lease liabilities are as follows:

(in thousands)	March 31, 2023

2023 (April 1st through December 31st)	2,306
2024	2,957
2025	2,775
2026	2,528
2027	2,133
Thereafter	718
Total minimum lease payments	$13,417
Less imputed interest	(1,548)
Total lease liabilities	$11,869

Restructuring charges

In December of 2022, we executed a plan to reduce our cost structure (the “2022 Restructure”). The 2022 Restructure included workforce reduction initiatives which resulted in $3.6 million of severance and other compensation charges to be paid in the first quarter of 2023. During the three months ended March 31, 2023, we had additional compensation charges of $0.4 million in relation to the 2022 Restructure. Furthermore, we have $0.2 million still accrued as of March 31, 2023, in connection with the 2022 Restructure. We do not expect any more material charges under this plan.

The 2022 Restructure also included the decision to cease using certain leased office space in Texas and to make this office space available for sublease in January 2023. As a result, in 2022, we evaluated the recoverability of our right-of-use assets and determined the carrying values were not fully recoverable. We calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value based on inputs derived from market prices for similar assets. As a result, we impaired $3.7 million in right-of-use assets and have recorded this amount in Restructuring Charges on the accompanying consolidated statements of operations for the previous year ended December 31, 2022. The impairment charge represents the amount by which the carrying value exceeded the estimated fair value of the asset group.

These charges were recorded within the operating expenses on the accompanying consolidated statement of operations.

8. Other liabilities

The following table summarizes the components of other current liabilities:

	As of March 31,	As of December 31,
(in thousands)	2023	2022
Sales tax payable	$1,313	$1,887
Payroll and payroll related expenses	7,726	16,900
Acquisition related compensation	28,892	24,743
Other	4,385	4,914
Other current liabilities	$42,316	$48,444

Table of Content

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

The net carrying amount of the Notes consists of the following:

(in thousands)	March 31, 2023	December 31, 2022

Principal balance	$345,000	$345,000
Unamortized issuance costs	$(7,011)	$(7,503)
Carrying value, net	$337,989	$337,497

Table of Content

9. Debt (continued)

The total interest expense recognized related to the Notes consists of the following:

	Three months ended March 31,
(in thousands)	2023	2022
Contractual interest expense	$216	$221
Amortization of issuance costs	493	488
Total	$709	$709

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

10. Stockholders’ equity (deficit)

Equity Incentive Plans – Stock Options

During the three months ended March 31, 2023, we granted an aggregate of 661,378 shares of stock options, with a weighted average exercise price of $10.42 per share. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions (i) expected term of 6.1 years, (ii) expected volatility of 67%, (iii) risk-free interest rate 4.2% and (iv) expected dividend yield of 0%.

Restricted Stock Units

During the three months ended March 31, 2023, we granted an aggregate of 1,522,237 RSUs with a weighted grant-date fair value of $10.42. The RSUs vest over the requisite service period of 4 years from the date of grant, subject to the continued employment of the employees.

Table of Content

10. Stockholders’ equity (deficit) (continued)

Stock Based Compensation Expense

Stock-based compensation expense was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Cost of revenue	$1,176	$862
Sales and marketing	2,808	2,912
Research and development	3,461	2,526
General and administrative	3,042	2,662
Total stock-based compensation expense	$10,487	$8,962

11. Income taxes

In accordance with applicable accounting guidance, the income tax expense for the three months ended March 31, 2023 is based on the estimated annual effective tax rate for calendar year 2023. Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

Our provision for income taxes reflected an effective tax rate of approximately (0.90)% and (0.31%) for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily due to our valuation allowance offsetting the benefits of losses. Current income tax expenses and benefits consist primarily of state income tax expense, deferred income tax expense relating to the tax amortization of acquired goodwill and income tax expense from foreign operations.

To date, we have provided a valuation allowance against most of our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs any positive evidence of our forecasted future results. We will continue to monitor the positive and negative evidence, and will adjust the valuation allowance as sufficient objective positive evidence becomes available.

As of March 31, 2023, we had $396 thousand in uncertain tax positions representing no increase from the balance on December 31, 2022. Operating losses generated in years prior to 2017 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. Our tax years 2018 through 2022 generally remain open to examination by the major taxing jurisdictions to which we are subject. We are currently not under audit by any taxing jurisdiction.

Table of Content

12. Net loss per share

Net loss per share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because we have reported a net loss for the three months ended March 31, 2023, and 2022, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation. Series 1 and Series 2 have the same rights and privileges except Series 2 are not entitled to vote on any matter except as required by law. A pre-IPO preferred shareholder received Series 2 upon the conversion of their preferred shares at the time of our initial public offering, all of which were subsequently converted to shares of Series 1 common stock. There are no Series 2 shares outstanding as of March 31, 2023. Series 1 common stock is referred to as common stock throughout, unless otherwise noted.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of March 31,
(in thousands)	2023	2022
Stock options outstanding	6,008	6,307
Restricted stock units	6,784	4,094
Acquisition related compensation (1)	3,558	2,835
Convertible debt	4,719	4,719
Total potentially dilutive securities	21,069	17,955

(1)
In connection with the acquisition of Feedonomics and B2B Ninja, we entered into contingent compensation arrangements for post-acquisition services.
Additionally, our acquisition of Bundle included $1.5 million of contingent consideration. Of the $33.8 million to be paid as of March 31, 2023, $31.8 million can be settled in shares of common stock assuming a price of $8.94 per share. As of December 31, 2022, of the $33.8 million to be paid, $31.8 million can be settled in shares of common stock assuming a price of $8.74 per share.

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

Although we believe the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and “Risk Factors,” in this Quarterly Report on Form 10-Q as well as factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, composability and flexibility. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. Our strategy is to provide the world’s best combination of freedom of choice and flexibility in a multi-tenant SaaS platform. We describe this strategy as “Open SaaS.” As of March 31, 2023 we served 5,828 enterprise accounts.

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

Key business metrics

We review the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue. We have included the activity of Feedonomics in our key business metrics from the acquisition date of July 23, 2021, through March 31, 2023. Our key business metrics, such as annual revenue run-rate, subscription annual revenue run rate, average revenue per account and others are calculated as of the end of the last month of the reporting period.

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

Table of Content

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

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of March 31, 2023, includes all subscription solutions and professional services billed between January 1, 2023, and March 31, 2023. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

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

The chart below illustrates certain of our key business metrics as of the periods ended:

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total ARR (in thousands)	$316,688	$311,670	$305,320	$295,946	$280,426
Subscription ARR (in thousands)	$243,527	$238,395	$233,134	$225,757	$212,096
Enterprise Account Metrics:
# of Accounts	5,828	5,786	5,560	5,418	5,365
ARR $	$228,805	$223,964	$216,202	$206,604	$188,983
ARR % of Total ARR	72%	72%	71%	70%	67%
ARPA	$39,260	$38,708	$38,885	$38,133	$35,225

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

Table of Content

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

Table of Content

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

Results of operations

The following table sets forth our results of operations for the periods presented:

	Three months ended March 31,
	2023	2022
	(in thousands)
Revenue	$71,757	$66,050
Cost of revenue(1)	17,446	17,103
Gross profit	54,311	48,947
Operating expenses:
Sales and marketing(1)	34,052	33,639
Research and development(1)	20,845	20,944
General and administrative(1)	16,494	15,846
Acquisition related expenses	4,125	12,660
Restructuring charges	420	—
Amortization of intangible assets	2,033	2,037
Total operating expenses	77,969	85,126
Loss from operations	(23,658)	(36,179)
Interest income	2,426	122
Interest expense	(722)	(709)
Other expense	31	(156)
Loss before provision for income taxes	(21,923)	(36,922)
Provision for income taxes	197	115
Net loss	$(22,120)	$(37,037)

Table of Content

(1)
Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$1,176	$862
Sales and marketing	2,808	2,912
Research and development	3,461	2,526
General and administrative	3,042	2,662
Total stock-based compensation expense	$10,487	$8,962

Revenue by geographic region

The composition of our revenue by geographic region during the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue
Americas – U.S.	$54,809	$51,500	$3,309	6.4
Americas – other	3,351	2,684	667	24.9
EMEA	7,983	6,284	1,699	27.0
APAC	5,614	5,582	32	0.6
Total Revenue	$71,757	$66,050	$5,707	8.6

Comparison of the three months ended March 31, 2023 and March 31, 2022

Revenue

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue
Subscription solutions	$53,808	$47,987	$5,821	12.1%
Partner and services	17,949	18,063	(114)	(0.6)%
Total revenue	$71,757	$66,050	$5,707	8.6%

Revenue increased $5.7 million, or 8.6%, to $71.8 million from $66.1 million, as a result of increases in subscription solutions revenue. Subscription solutions revenue increased $5.8 million, or 12.1%, to $53.8 million from $48.0 million, primarily due to growth in mid-market and enterprise activity along with strong overall enterprise retention. Partner and services revenue decreased $0.1 million, or (0.6%), to $18.0 million, from $18.1 million, primarily as a result of decreases in revenue-sharing activity with our technology partners.

Cost of revenue, gross profit, and gross margin

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$17,446	$17,103	$343	2.0
Gross profit	$54,311	$48,947	$5,364	11.0
Gross margin	75.7%	74.1%

Cost of revenue increased $0.3 million, or 2.0%, to $17.4 million from $17.1 million, primarily as a result of higher hosting costs resulting from increased transactions processed of $0.3 million. Gross margin increased to 75.7% from 74.1%, primarily as a result of the restructuring plan.

Table of Content

Operating expenses

Sales and marketing

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$34,052	$33,639	$413	1.2
Percentage of revenue	47.5%	50.9%

Sales and marketing expenses increased $0.4 million, or 1.2%, to $34.0 million from $33.6 million, primarily due to additional spend to support revenue growth of $0.4 million in various areas including, but not limited to marketing, travel, contracting services. As a percentage of total revenue, sales and marketing expenses decreased to 47.5% from 50.9%, primarily as a result of cost cutting measures from the restructuring plan.

Research and development

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$20,845	$20,944	$(99)	(0.5)
Percentage of revenue	29.0%	31.7%

Research and development decreased $0.1 million, or (0.5)%, to $20.8 million from $20.9 million, due to cost cutting measures. As a percentage of total revenue, research and development expenses decreased to 29.0% from 31.7%, primarily as a result of cost cutting measures from the restructuring plan.

General and administrative

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$16,494	$15,846	$648	4.1
Percentage of revenue	23.0%	24.0%

General and administrative expenses increased $0.6 million, or 4.1%, to $16.5 million from $15.9 million, primarily due to increased spend of $0.6 million in various areas including, but not limited to audit fees, insurance, contracting services.

Acquisition related expenses

Acquisition related expense was $4.1 million and $12.7 million for the three month periods ended March 31, 2023 and March 31, 2022, respectively, primarily as a result of acquisition related compensation in conjunction with our business combination.

Restructuring charges

Restructuring charges were $0.4 million for the three months ended March 31, 2023, primarily as a result of severance charges from the reduction in workforce. Restructuring charges were $0.0 million for the three months ended March 31, 2022.

Interest income

Interest income was $2.4 million for the three month period ended March 31, 2023, primarily as a result of investment income reinvested at higher interest rates and insignificant for the three months ended March 31, 2022 .

Interest expense

Interest expense was $0.7 million for the three month periods ended March 31, 2023 and March 31, 2022.

Table of Content

Other expense

Other expense was insignificant for the three month periods March 31, 2023 and March 31, 2022.

Provision for income taxes

Our provision for income taxes was insignificant in the three month periods ended March 31, 2023 and 2022.

Liquidity and capital resources

We have incurred losses since our inception and may continue to generate negative operating cash flow, however we believe we have sufficient cash and cash equivalents and marketable securities to continue to fund operations. During the year ended December 31, 2021, we issued approximately $345.0 million in convertible debt and used $35.6 million of the proceeds to enter into capped call transactions.

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

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. In connection with our acquisition of Feedonomics, we paid $32.5 million in cash at the first anniversary of closing and are obligated to make a payment of up to $32.5 million to be paid at the second anniversary of closing or upon the earlier achievement of certain milestones. We may elect to make the second anniversary payment partially or entirely in shares of our common stock in lieu of cash. If we choose to issue stock to settle the remaining payment, we will be required to register these shares with the Securities and Exchange Commission. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected. From time to time, we may seek to repurchase, redeem or otherwise retire our convertible notes through cash repurchases and/or exchanges for equity securities, in open market repurchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(20,836)	$(21,985)
Net cash used in investing activities	$(9,677)	$(24,813)
Net cash provided by (used in) financing activities	$(330)	$184
Net decrease in cash, cash equivalents and restricted cash	$(30,843)	$(46,614)

As of March 31, 2023, we had $283.5 million in cash, cash equivalents, restricted cash and marketable securities, a decrease of $93.8 million compared to $377.3 million as of March 31, 2022. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.1 million and $1.2 million at March 31, 2023 and 2022 respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $221.3 million and $125.2 million at March 31, 2023 and 2022 respectively, consists of investments in debt securities. We maintain cash account balances in excess of FDIC-insured limits.

Table of Content

Operating activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $20.8 million and $22.0 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2023 and 2022 was $9.7 million and $24.8 million, respectively. In the three months ended March 31, 2023, this consists primarily of the purchases of marketable securities of $48.0 million and the purchases of property and equipment of $1.1 million offset by the maturity of marketable securities of $39.4 million. In the three months ended March 31, 2022, this consists primarily of the purchases of marketable securities of $32.5 million, the purchases of property and equipment of $1.3 million partially offset by the maturity of marketable securities of $9.0 million.

Financing activities

Net cash provided by (used in) financing activities during the three months ended March 31, 2023 and 2022 was $0.3 million and $0.2 million, respectively. In the three months ended March 31, 2023, this was attributable to withholdings from the issuance of shares of common stock pursuant to the exercise of stock options of $0.3 million. In the three months ended March 31, 2022, this consisted of the proceeds from the issuance of shares of common stock pursuant to the exercise of stock options of $0.2 million.

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

Table of Content

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 or as of December 31, 2022.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Credit risk

Financial instruments that potentially subject us to concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable and marketable securities. We invest our cash equivalents in highly rated money market funds. Our marketable securities consist of debt securities issued by highly rated corporate entities, foreign governments, the U.S. federal government or state and local governments. Our exposure to any individual corporate entity is limited by policy. Deposits may exceed federally insured limits, and we are exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). We are closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank (SVB). On March 10, 2023, SVB, where we maintained an operating account with a cash balance of less than 1% of our total cash, cash equivalents and marketable securities, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB's deposits and loans as of March 27, 2023. In light of the foregoing, we do not believe we have exposure to loss as a result of SVB’s receivership. During the periods presented, we have not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

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

Table of Content

information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A. Risk Factors.

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Repurchases

(in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or program
January 2023	—	$—	—	—
February 2023	—	$—	—	—
March 2023	—	$—	—	—
Total	—	$—	$—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Table of Content

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement by and among BigCommerce Holdings, Inc, BigCommerce Omni LLC, Feedonomics LLC, and certain other affiliated parties and significant equity holders of Feedonomics LLC, dated July 23, 2021	8-K	001-39423	2.1	July 23, 2021

3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 10, 2020

3.2	Amended and Restated Bylaws of the registrant.	8-K	001-39423	3.2	August 10, 2020

4.1	Indenture, dated September 14, 2021 between Registrant and U.S Bank National Association	8-K	001-39423	4.1	September 15, 2021

4.2	Form of certificate representing the 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	September 15, 2021

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350c, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

BigCommerce Holdings, Inc.

Date: May 5, 2023	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Date: May 5, 2023	By:	/s/ Robert Alvarez
Robert Alvarez
Chief Financial Officer