Form 10-Q
period 2023-06-30
BigCommerce Holdings, Inc.
filed 2023-08-04
CIK 1626450

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

in

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, the registrant had 75,064,255 shares of common stock, $0.0001 par value per share outstanding.

Table of Content

i

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

BigCommerce Holdings, Inc.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$74,517	$91,573
Restricted cash	1,114	1,457
Marketable securities	222,890	211,941
Accounts receivable, net	52,151	51,899
Prepaid expenses and other assets	13,455	11,206
Deferred commissions	6,995	6,171
Total current assets	371,122	374,247
Property and equipment, net	10,362	9,083
Operating lease, right-of-use-assets	5,042	5,887
Prepaid expenses and other assets, net of current portion	728	470
Deferred commissions, net of current portion	6,985	7,037
Intangible assets, net	23,517	27,583
Goodwill	49,749	49,749
Total assets	$467,505	$474,056
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,485	$7,013
Accrued liabilities	3,673	2,937
Deferred revenue	28,245	17,783
Current portion of long-term debt	399	—
Current portion of operating lease liabilities	2,563	2,609
Other current liabilities	50,138	48,444
Total current liabilities	91,503	78,786
Deferred revenue, net of current portion	712	1,759
Long-term debt	339,036	337,497
Operating lease liabilities, net of current portion	8,695	10,008
Other long-term liabilities, net of current portion	639	334
Total liabilities	440,585	428,384
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized at June 30, 2023 and December 31, 2022; 0 shares issued and outstanding, at June 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 500,000 shares Series 1 authorized at June 30, 2023 and December 31, 2022; 75,104 and 73,945 shares Series 1 issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	7	7
Additional paid-in capital	598,657	576,851
Accumulated other comprehensive loss	(572)	(1,199)
Accumulated deficit	(571,172)	(529,987)
Total stockholders’ equity	26,920	45,672
Total liabilities and stockholders’ equity	$467,505	$474,056

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue	$75,443	$68,203	$147,200	$134,253
Cost of revenue	18,756	16,860	36,202	33,963
Gross profit	56,687	51,343	110,998	100,290
Operating expenses:
Sales and marketing	35,593	36,033	69,645	69,672
Research and development	21,403	22,394	42,248	43,339
General and administrative	14,428	17,526	30,922	33,372
Acquisition related expenses	4,125	12,521	8,250	25,181
Restructuring charges	—	—	420	—
Amortization of intangible assets	2,033	2,009	4,066	4,046
Total operating expenses	77,582	90,483	155,551	175,610
Loss from operations	(20,895)	(39,140)	(44,553)	(75,320)
Interest income	2,825	577	5,251	699
Interest expense	(722)	(705)	(1,444)	(1,414)
Other expense	(63)	(297)	(32)	(452)
Loss before provision for income taxes	(18,855)	(39,565)	(40,778)	(76,487)
Provision for income taxes	210	40	407	155
Net loss	$(19,065)	$(39,605)	$(41,185)	$(76,642)
Basic and diluted net loss per share	$(0.25)	$(0.54)	$(0.55)	$(1.05)
Shares used to compute basic and diluted net loss per share	74,790	73,084	74,468	72,782

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net loss	$(19,065)	$(39,605)	$(41,185)	$(76,642)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(90)	(266)	627	(879)
Total comprehensive loss	$(19,155)	$(39,871)	$(40,558)	$(77,521)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2022	—	$—	73,945	$7	$576,851	$(529,987)	$(1,199)	$45,672
Proceeds from exercise of stock options	—	—	246	—	1,103	—	—	1,103
Release of restricted stock units	—	—	396	—	(1,419)	—	—	(1,419)
Stock-based compensation	—	—	—	—	10,487	—	—	10,487
Total other comprehensive loss	—	—	—	—	—	—	717	717
Net loss	—	—	—	—	—	(22,120)	—	(22,120)
Balance at March 31, 2023	—	$—	74,587	$7	$587,022	$(552,107)	$(482)	$34,440
Proceeds from exercise of stock options	—	$—	163	$—	$1,156	$—	$—	1,156
Release of restricted stock units	—	—	354	—	(811)	—	—	(811)
Stock-based compensation	—	—	—	—	11,290	—	—	11,290
Total other comprehensive loss	—	—	—	—	—	—	(90)	(90)
Net loss	—	—	—	—	—	(19,065)	—	(19,065)
Balance at June 30, 2023	—	$—	75,104	$7	$598,657	$(571,172)	$(572)	$26,920

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	—	$—	72,311	$7	$528,540	$(390,068)	$(191)	$138,288
Proceeds from the exercise of stock options	—	—	272	—	277	—	—	277
Release of restricted stock units	—	—	90	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,962	—	—	8,962
Total other comprehensive loss	—	—	—	—	—	—	(613)	(613)
Net loss	—	—	—	—	—	(37,037)	—	(37,037)
Balance at March 31, 2022	—	$—	72,673	$7	$537,779	$(427,105)	$(804)	$109,877
Proceeds from exercise of stock options	—	—	208	—	(219)	—	—	(219)
Release of restricted stock units	—	—	248	—	—	—	—	—
Issuance of common stock as consideration for an acquisition	—	—	259	—	4,614	—	—	4,614
Stock-based compensation	—	—	—	—	10,578	—	—	10,578
Total other comprehensive loss	—	—	—	—	—	—	(266)	(266)
Net loss	—	—	—	—	—	(39,605)	—	(39,605)
Balance at June 30, 2022	—	$—	73,388	$7	$552,752	$(466,710)	$(1,070)	$84,979

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,	Six months ended June 30,
	2023	2022

Cash flows from operating activities
Net loss	$(41,185)	$(76,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,844	5,647
Amortization of discount on debt	987	978
Stock-based compensation	21,777	19,540
Allowance for credit losses	1,508	3,399
Changes in operating assets and liabilities:
Accounts receivable	(1,760)	(9,501)
Prepaid expenses	(3,484)	1,010
Deferred commissions	(772)	(2,055)
Accounts payable	(528)	(1,929)
Accrued and other liabilities	2,105	21,252
Deferred revenue	9,415	2,441
Net cash used in operating activities	(6,093)	(35,860)
Cash flows from investing activities:
Cash paid for acquisition	—	(696)
Purchase of property and equipment	(2,080)	(3,486)
Sales and maturities of marketable securities	123,072	42,600
Purchase of marketable securities	(133,394)	(79,273)
Net cash used in investing activities	(12,402)	(40,855)
Cash flows from financing activities:
Proceeds from financing obligation	1,081	—
Taxes paid related to net share settlement of equity awards	(2,230)	(3,099)
Proceeds from exercise of stock options	2,245	2,991
Net cash provided by (used in) financing activities	1,096	(108)
Net change in cash and cash equivalents and restricted cash	(17,399)	(76,823)
Cash and cash equivalents and restricted cash, beginning of period	93,030	298,704
Cash and cash equivalents and restricted cash, end of period	$75,631	$221,881
Supplemental cash flow information:
Cash paid for interest	$431	$472
Cash paid for taxes	$212	$32
Noncash investing and financing activities:
Changes in capital additions, accrued but not paid	$190	$105
Fair value of shares issued as consideration for acquisition	$—	$4,614
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheet to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$74,517	$220,550
Restricted cash	1,114	1,331
Total cash, cash equivalents and restricted cash	$75,631	$221,881

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

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in our Annual Report on Form 10-K, filed with the SEC on March 1, 2023. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other period.

In December 2022, we had a reduction in force event that eliminated certain positions and changed the reporting hierarchy and job responsibilities for certain people in our general and administrative function. This resulted in the expense related to these individuals being classified as sales and marketing expenses, when previously, they had been classified as general and administrative expense. Certain prior year amounts have been reclassified for consistency with the current year presentation. For the three and six months ended June 30, 2022 we reclassified $1.7 million and $3.2 million, respectively, from general and administrative expenses to sales and marketing expenses.

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

Revenue by geographic region was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue:
Americas – U.S.	$57,546	$52,760	$112,355	$104,260
Americas – other	3,422	2,988	6,773	5,672
EMEA	8,649	6,802	16,633	13,086
APAC	5,826	5,653	11,439	11,235
Total revenue	$75,443	$68,203	$147,200	$134,253

Property and equipment, net by geographic region was as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Property and equipment, net:
Americas – U.S.	$9,474	$8,318
EMEA	525	465
APAC	363	300
Total property and equipment, net	$10,362	$9,083

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and investment securities and are stated at fair value.

Restricted cash

We maintain a portion of amounts collected as a security deposit for future chargebacks with the online payment processor. Additionally, we have amounts on deposit with certain financial institutions that serve as collateral for letters of credit and lease deposits.

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

Accounts receivable

Accounts receivable are stated at net realizable value and include unbilled receivables. Agreements with enterprise customers can contain promotional billing periods. Since merchants have full access to the functionality of our platform upon contract execution, and we have enforceable rights to receive payments for the promotional period if the contract is early terminated, revenue is recognized ratably over the contract life. When this occurs, we recognize revenue in advance of invoicing creating an unbilled receivable. In addition, some of our partner and services revenue agreements ("PSR") include substantive minimums where the consideration paid varies over the term of the contract and revenue is recognized ratably over the contract term. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at June 30, 2023 and December 31, 2022 included unbilled receivables of $21.7 million and $19.9 million, respectively. Unbilled receivables at June 30, 2023 and December 31, 2022 includes contract assets related to enterprise subscription solutions of $15.3 million and $15.7 million, and PSR customers of $6.4 million and $4.2 million, respectively.

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

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2022	$9,995
Provision for expected credit losses	1,075
Accounts written off	(1,476)
Balance at March 31, 2023	9,594
Provision for expected credit losses	433
Accounts written off	(312)
Balance at June 30, 2023	$9,715

The decrease in balance in the provision for credit losses compared to the previous quarter was due to improved collection and billing efforts related to our subscription accounts receivable.

Table of Content

2. Summary of significant accounting policies (continued)

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

Software development costs associated with internal use software, which are incurred during the application development phase and meet other requirements under the guidance ASC-350 are capitalized. As of June 30, 2023, we have capitalized $4.8 million, net of accumulated depreciation of $0.4 million. As of December 31, 2022, software costs capitalized were $2.8 million, net of accumulated depreciation of $0.0 million. Amortization on internally developed software was $0.2 million and $0.0 million for the three months ended June 30, 2023 and 2022, respectively, and was $0.4 million and $0.0 million for the six months ended June 30, 2023 and 2022, respectively.

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

Table of Content

2. Summary of significant accounting policies (continued)

Acquisition related expenses

Acquisition related expenses consist primarily of cash payments for third-party acquisition costs and other acquisition related expenses. We recognized $4.1 million and $12.5 million in acquisition related expenses during the three months ended June 30, 2023 and 2022, respectively and $8.3 million and $25.2 million for the six months ended June 30, 2023 and 2022 For the three and six months ended June 30, 2023, $4.1 million and $8.3 million in acquisition related expenses were recognized in connection with contingent compensation arrangements entered with our fiscal 2021 acquisitions. We entered into contingent compensation arrangements, in which payments will be made or have been made, as applicable, after the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones. The compensation arrangements are contingent upon continued post-acquisition employment with us. During the third quarter of fiscal year 2022, the conditions for the first anniversary payment were met and paid. Subsequent to the end of the second fiscal quarter 2023, the conditions for the second anniversary payment were met and paid. See Note 13 for additional information. We accounted for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met.

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

We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on our income tax return. All of our gross unrecognized tax benefits, if recognized, would not affect its effective tax rate, but would be recorded as an adjustment to equity before consideration of valuation allowances. We do not expect unrecognized tax benefits to decrease within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2023, we have not accrued any interest or penalties related to unrecognized tax benefits. We believe that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.

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

The following table disaggregates our revenue by major source:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Subscription solutions	$56,135	$51,285	$109,943	$99,272
Partner and services	19,308	16,918	37,257	34,981
Total revenue	$75,443	$68,203	$147,200	$134,253

Subscription solutions

Subscription solutions revenue consists primarily of platform subscription fees from all plans. It also includes recurring professional services and sales of Secure Sockets Layer (“SSL”) certificates. Subscription solutions are charged monthly, quarterly, or annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Monthly subscription fees for Pro and Enterprise plans are adjusted if a customer’s gross merchandise volume or orders processed are above specified plan thresholds on a trailing twelve-month basis. For most subscription solutions arrangements, excluding enterprise subscription plans, we have determined we meet the variable consideration allocation exception and, therefore, recognize fixed monthly fees or a pro-rata portion of quarterly or annual fees and any transaction fees as revenue in the month they are earned. During the second quarter of fiscal 2023, we adopted a new pricing structure that provided a discount to the contractual price for a period of time in lieu of promotional periods. Prior to this date, enterprise subscription plans included an upfront promotional period in order to incentivize the customer to enter into a subscription arrangement. In both of these scenarios, the total subscription fee is recognized on a straight-line basis over the term of the contract. Revenue recognized in advance of billing is recorded as unbilled accounts receivable. In determining the amount of revenue to be recognized, we determine whether collection of the transaction price is probable. Only amounts deemed probable are recognized as revenue. Key factors in this determination are historical contract termination rates and general economic factors.

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

Table of Content

3. Revenue recognition and deferred costs (continued)

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

Partner and services

Our partner and services revenue (“PSR”) includes revenue share, partner technology integrations, and marketing services provided to partners. Revenue share relates to fees earned by our partners from customers using our platform, where we have an arrangement with such partners to share such fees as they occur. Revenue share is recognized at the time the earning activity is complete, which is generally monthly. Revenue for partner technology integrations is recorded on a straight-line basis over the life of the contract commencing when the integration has been completed. Revenue for marketing services are recognized either at the time the earning activity is complete, or ratably over the length of the contract, depending on the nature of the obligations in the contract. Payments received in advance of services being rendered are recorded as deferred revenue and recognized when the obligation is completed.

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

Table of Content

3. Revenue recognition and deferred costs (continued)

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. We recognize revenue from deferred revenue when the services are performed, and the corresponding revenue recognition criteria are met. We recognized $12.1 million of previously deferred revenue during the six months ended June 30, 2023.

The net increase in the deferred revenue balance for the six months ended June 30, 2023 is primarily due to increases in SaaS related subscriptions. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

As of June 30, 2023, we had $133.2 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. We expect to recognize approximately 60% of the remaining performance obligations as revenue in the following 12-month period, and the remaining balance in the periods thereafter.

Deferred commissions

Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. We amortize deferred sales commissions ratably over the estimated period of our relationship with customers of approximately three years. Based on historical experience, we determine the average life of our customer relationship by taking into consideration our customer contracts and the estimated technological life of our platform and related significant features. We include amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. We periodically review the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize an impairment of deferred commissions during the three and six months ended June 30, 2023 and the year ended December 31, 2022.

Sales commissions of $2.5 million and $2.5 million were deferred for the three months ended June 30, 2023 and 2022, respectively; and deferred commission amortization expense was $1.7 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively. Sales commissions of $4.2 million and $4.4 million were deferred for the six months ended June 30, 2023 and 2022, respectively; and deferred commission amortization expense was $3.3 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

The following tables summarize the estimated fair value of our cash equivalents, marketable securities and debt.

	As of June 30, 2023
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$42,591	$—	$—	$42,591
U.S. treasury securities	52,305	—	—	52,305
Corporate securities	—	170,585	—	170,585
Total financial assets	$94,896	$170,585	$—	$265,481

	As of December 31, 2022
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Money market funds	$68,129	$—	$—	$68,129
U.S. treasury securities	72,577	—	—	72,577
Corporate securities	—	139,364	—	139,364
Total financial assets	$140,706	$139,364	$—	$280,070

Table of Content

4. Fair value measurements, cash equivalents and marketable securities (continued)

The following tables summarize the estimated fair value of our cash equivalents and marketable securities.

	As of June 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$42,591	—	—	$42,591
Marketable securities:
U.S. treasury securities	$52,410	—	(105)	$52,305
Corporate securities	$171,068	—	(483)	$170,585

	As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$68,194	—	(65)	$68,129
Marketable securities:
U.S. treasury securities	$73,208	—	(631)	$72,577
Corporate securities	$139,932	—	(568)	$139,364

In September 2021, we issued $345.0 million aggregate principal amount of 0.25% convertible senior notes due 2026 (the “Notes”). The estimated fair value of the notes was approximately $272.1 million as of June 30, 2023. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on estimated or actual bids and offers of the Notes in an inactive market on the last business day of the period.

5. Business combinations

Fiscal 2022

April 2022 Acquisition of Bundle B2B Inc.

On April 25, 2022, BigCommerce completed its acquisition of Bundle B2B Inc. (“Bundle”), a B2B eCommerce solution that provides advanced B2B functionality seamlessly with BigCommerce’s platform. The total purchase price was $7.7 million. We acquired Bundle because it is complementary to our core business and will allow us to expand our product offerings to our merchant base. The purchase price was based on the expected financial performance of Bundle, not on the value of the net identifiable assets at the time of the acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill. The purchase price included the issuance of common stock in the amount of $4.6 million, cash of $0.8 million, an escrow withheld in the amount of $0.9 million and $1.4 million of contingent consideration. The amount held in escrow will be paid out on the first anniversary date with the issuance of the stock based on the fair value of our common stock on the date of payment. Of the $1.4 million contingent consideration, $0.7 million is tied to the migration of old merchants to updated plans over a 6-months period from acquisition date and the remaining $0.7 million is tied to ongoing performance measures over a 12-months period from the acquisition date. Both the milestones were met by Bundle and we issued 87,865 shares of common stock in our fourth fiscal quarter of 2022 and 89,285 shares of common stock in our third fiscal quarter of 2023. The purchase price primarily included $0.4 million of developed technology and $7.3 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which consisted of developed technology, have estimated useful lives of four years. The pro forma financial information assuming fiscal 2022 acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of June 30, 2023 and 2022.

Intangible assets are amortized on a straight-line basis over the useful life. Intangible assets amortization was $2.0 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively and was $4.1 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively.

Table of Content

6. Goodwill and intangible assets (continued)

Intangible assets consists of the following:

(in thousands)	June 30, 2023			December 31, 2022			Weighted average remaining useful life as of June 30, 2023 (in years)
	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount
Developed technology	$13,367	$(6,463)	$6,904	$13,367	$(4,745)	$8,622	2.0
Customer relationship	22,525	(7,727)	14,798	22,525	(5,734)	16,791	3.8
Tradename	2,470	(958)	1,512	2,470	(711)	1,759	3.1
Non-compete agreement	162	(105)	57	162	(78)	84	1.1
Other intangibles	485	(239)	246	485	(158)	327	1.5
Total intangible assets	$39,009	$(15,492)	$23,517	$39,009	$(11,426)	$27,583

As of June 30, 2023, expected amortization expense for intangible assets was as follows:

(in thousands)	June 30, 2023

Remaining six months of 2023	$4,066
2024	7,997
2025	6,308
2026	3,429
2027	1,717
Thereafter	—
Total	$23,517

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

Leases

We lease certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require us to pay taxes, insurance and maintenance costs. Renewal options were not included in the right-of-use asset and lease liability calculation.

Operating and short-term rent expenses was $0.7 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and was $1.5 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively. Short-term rent expense was not material for any of the periods presented.

Supplemental lease information

Cash flow information (in thousands)	Six months ended June 30,
	2023	2022

Cash paid for operating lease liabilities	$1,665	$2,092

Table of Content

7. Commitments, contingencies, and leases (continued)

Operating lease information	Six months ended June 30,
	2023	2022

Weighted-average remaining lease-term	3.91	5.02
Weighted-average discount rate	5.38%	5.41%

The future maturities of operating lease liabilities are as follows:

(in thousands)	June 30, 2023

Remaining six months of 2023	$1,545
2024	2,957
2025	2,775
2026	2,528
2027	2,133
Thereafter	718
Total minimum lease payments	$12,656
Less imputed interest	(1,398)
Total lease liabilities	$11,258

Restructuring charges

In December of 2022, we executed a plan to reduce our cost structure (the “2022 Restructure”). The 2022 Restructure included workforce reduction initiatives which resulted in $3.6 million of severance and other compensation charges, $3.4 million of which was paid in the first quarter of 2023. Furthermore, we have $0.2 million recorded in other current liabilities as of June 30, 2023, in connection with the 2022 Restructure. We do not expect any more material charges under this plan.

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

These charges were recorded within the operating expenses on the accompanying consolidated statement of operations.

8. Other liabilities

The following table summarizes the components of other current liabilities:

	June 30	December 31,
(in thousands)	2023	2022
Sales tax payable	$1,911	$1,887
Payroll and payroll related expenses	10,702	16,900
Acquisition related compensation	33,063	24,743
Other	4,462	4,914
Other current liabilities	$50,138	$48,444

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

The Notes are our senior, unsecured obligations and accrue interest at a rate of 0.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes will mature on October 1, 2026, unless earlier converted, redeemed or repurchased by us. Before July 1, 2026, noteholders will have the right to convert their Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2021, if the Last Reported Sale Price (as defined in the indenture for the Notes) per share of Common Stock (as defined in the indenture for the Notes) exceeds one hundred and thirty percent (130%) of the Conversion Price (as defined in the indenture for the Notes) for each of at least twenty (20) Trading Days (as defined in the indenture for the notes) (whether or not consecutive) during the thirty (30) consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter; (2) during the five (5) consecutive Business Days (as defined in the indenture for the Notes) immediately after any ten (10) consecutive Trading Day period (such ten (10) consecutive Trading Day period, the “Measurement Period”) if the Trading Price per $1,000 principal amount of Notes for each Trading Day of the Measurement Period was less than ninety eight percent (98%) of the product of the Last Reported Sale Price per share of Common Stock on such Trading Day and the Conversion Rate (as defined in the indenture for the Notes) on such Trading Day; (3) if we call any or all of the Notes for redemption, such Notes called for redemption may be converted any time prior to the close of business on the second business day immediately before the redemption date; or (4) upon the occurrence of specified corporate events. From and after July 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2023 and December 31, 2022, no conditions for the notes to convert have been called or met.

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

2023 Term Debt

In June 2023, we entered into an agreement to finance a software license in the amount of $1.1 million. The borrowing is under this arrangement and the agreement bears interest at 4.4 percent. The principal amount will be paid in eight quarterly installments beginning on July 1, 2023. As of June 30, 2023, we had $1.1 million outstanding under this agreement.

Table of Content

9. Debt (continued)

The net carrying amount of the Notes and Term Debt consists of the following:

(in thousands)	June 30, 2023	December 31, 2022

Convertible debt	$345,000	$345,000
Term debt	952	-
Unamortized issuance costs	(6,517)	(7,503)
Total debt, net of unamortized issuance costs	339,435	337,497
Less: current portion of long-term debt	(399)	-
Carrying value, net	$339,036	$337,497

The total interest expense recognized related to the Notes and Term Debt consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Contractual interest expense	$228	$216	$457	$437
Amortization of issuance costs	494	489	987	977
Total	$722	$705	$1,444	$1,414

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

10. Stockholders’ equity (deficit)

Equity Incentive Plans – Stock Options

During the six months ended June 30, 2023, we granted an aggregate of 729,323 shares of stock options, with a weighted average exercise price of $10.25 per share. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions (i) expected term of 6.1 years, (ii) expected volatility of 67%, (iii) risk-free interest rate 4.1% and (iv) expected dividend yield of 0%.

Restricted Stock Units

During the six months ended June 30, 2023, we granted an aggregate of 2,097,294 RSUs with a weighted grant-date fair value of $9.68. The RSUs vest over the requisite service period of 4 years from the date of grant, subject to the continued employment of the employees.

Table of Content

10. Stockholders’ equity (deficit) (continued)

Stock Based Compensation Expense

Stock-based compensation expense was included in the following line items in the accompanying condensed consolidated statements of operations during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$1,281	$978	$2,457	$1,840
Sales and marketing	3,529	3,523	6,337	6,434
Research and development	3,929	3,029	7,390	5,555
General and administrative	2,551	3,048	5,593	5,711
Total stock-based compensation expense	$11,290	$10,578	$21,777	$19,540

11. Income taxes

In accordance with applicable accounting guidance, the income tax expense for the three months ended June 30, 2023 is based on the estimated annual effective tax rate for calendar year 2023. Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

Our provision for income taxes reflected an effective tax rate of (1.11)% and (0.10)% for the three months ended June 30, 2023 and 2022, respectively. For the six month period ending June 30, 2023 and 2022 we had an effective tax rate of (1.00)% and (0.20)%.

For the three and six months periods ended June 30, 2023 and 2022, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily due to our valuation allowance offsetting the benefits of losses. Our current income tax expenses and benefits consist primarily of state current income tax expense, deferred income tax expense relating to the tax amortization of acquired goodwill and current income tax expense from foreign operations.

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

As of June 30, 2023, we had $396 thousand in uncertain tax positions representing no increase from the balance on December 31, 2022. Operating losses generated in years prior to 2018 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. Tax years 2018 through 2021 generally remain open to examination by the major taxing jurisdictions to which we are subject. We are currently not under audit by any taxing jurisdiction.

Table of Content

12. Net loss per share

Net loss per share

Basic net loss per share is computed by dividing net loss by the number of shares of common stock outstanding for the period. Because we have reported a net loss for the three months ended June 30, 2023, and 2022, the number of shares used to calculate diluted net loss per share is the same as the number of shares used to calculate basic net loss per share for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation. Series 1 and Series 2 have the same rights and privileges except Series 2 are not entitled to vote on any matter except as required by law. A pre-IPO preferred shareholder received Series 2 upon the conversion of their preferred shares at the time of our initial public offering, all of which were subsequently converted to shares of Series 1 common stock. There are no Series 2 shares outstanding as of June 30, 2023. Series 1 common stock is referred to as common stock throughout, unless otherwise noted.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of June 30,
(in thousands)	2023	2022
Stock options outstanding	5,688	6,064
Restricted stock units	6,689	4,119
Acquisition related compensation (1)	89	2,041
Convertible debt	4,719	4,719
Total potentially dilutive securities	17,185	16,943

(1)
In connection with the acquisition of Feedonomics and B2B Ninja, we entered into contingent compensation arrangements for post-acquisition services.
Additionally, our acquisition of Bundle included $1.5 million of contingent consideration. Of the $34.0 million to be paid as of June 30, 2023, 89,285 shares were issued in July 2023 as a result of the Bundle transaction. The remaining amount due for Feedonomics, $32.5M was paid in cash and excluded from the above balances as discussed in Note 13, "Subsequent Events".

13. Subsequent events

In July 2021, we acquired substantially all of the assets and assumed certain specified liabilities of Feedonomics. In conjunction with this transaction, we entered into a contingent compensation arrangement with certain employees of Feedonomics for their post-acquisition services. We made the final payment of $32.5 million in cash under this agreement subsequent to quarter end. In addition, 89,285 shares were issued in July 2023 as a result of the Bundle transaction.

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of beautiful, engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, composability and flexibility. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. Our strategy is to provide the world’s best combination of freedom of choice and flexibility in a multi-tenant SaaS platform. We describe this strategy as “Open SaaS.” As of June 30, 2023 we served 5,929 enterprise accounts.

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

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of June 30, 2023, includes all subscription solutions and professional services billed between January 1, 2023, and June 30, 2023. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

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

The chart below illustrates certain of our key business metrics as of the periods ended:

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Total ARR (in thousands)	$331,103	$316,688	$311,670	$305,320	$295,946
Subscription ARR (in thousands)	$255,552	$243,527	$238,395	$233,134	$225,757
Enterprise Account Metrics:
Number of Accounts	5,929	5,828	5,786	5,560	5,418
ARR Dollars	$236,386	$228,805	$223,964	$216,202	$206,604
ARR Percent of Total ARR	71%	72%	72%	71%	70%
ARPA	$39,870	$39,260	$38,708	$38,885	$38,133

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

Subscription solutions revenue consists primarily of platform subscription fees from all plans. It also includes recurring professional services and sales of SSL certificates. Subscription solutions are charged monthly, quarterly, or annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Our Enterprise plan contracts are generally for a fixed term of one to three years and are

Table of Content

non-cancelable for convenience. In Q2 2023, we implemented a new pricing strategy that provided enterprise merchants a discount for a period of time from their contractual monthly fee. Prior to this new strategy, certain enterprise agreements contain promotional periods. Under both models, merchants have full access to the functionality of our platform upon contract execution, revenue is recognized ratably over the contract life. Our retail plans are generally month-to-month contracts. Monthly subscription fees for Pro and Enterprise plans are adjusted if a customer’s GMV or orders processed are outside of specified plan thresholds on a trailing twelve-month basis. Fixed monthly fees and any transaction charges related to subscription solutions are recognized as revenue in the month they are earned.

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

Cost of revenue

Cost of revenue consists primarily of: (1) personnel-related costs (including stock-based compensation expense) for our customer success teams, (2) costs that are directly related to hosting and maintaining our platform, (3) fees for processing customer payments, (4) personnel and other costs related to feed management, and (5) allocated costs. We expect that cost of revenue will increase in absolute dollars, but may fluctuate as a percentage of total revenue from period to period.

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

Restructuring charges

Restructuring charges are comprised of costs incurred as a result of our 2022 Restructure as well as an impairment of the right-of-use assets triggered by our decision to cease using a significant portion of certain leased facilities.

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

Results of operations

The following table sets forth our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$75,443	$68,203	$147,200	$134,253
Cost of revenue(1)	18,756	16,860	36,202	33,963
Gross profit	56,687	51,343	110,998	100,290
Operating expenses:
Sales and marketing(1)	35,593	36,033	69,645	69,672
Research and development(1)	21,403	22,394	42,248	43,339
General and administrative(1)	14,428	17,526	30,922	33,372
Acquisition related expenses	4,125	12,521	8,250	25,181
Restructuring charges	—	—	420	—
Amortization of intangible assets	2,033	2,009	4,066	4,046
Total operating expenses	77,582	90,483	155,551	175,610
Loss from operations	(20,895)	(39,140)	(44,553)	(75,320)
Interest income	2,825	577	5,251	699
Interest expense	(722)	(705)	(1,444)	(1,414)
Other expense	(63)	(297)	(32)	(452)
Loss before provision for income taxes	(18,855)	(39,565)	(40,778)	(76,487)
Provision for income taxes	210	40	407	155
Net loss	$(19,065)	$(39,605)	$(41,185)	$(76,642)

Table of Content

(1)
Includes stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$1,281	$978	$2,457	$1,840
Sales and marketing	3,529	3,523	6,337	6,434
Research and development	3,929	3,029	7,390	5,555
General and administrative	2,551	3,048	5,593	5,711
Total stock-based compensation expense	$11,290	$10,578	$21,777	$19,540

Revenue by geographic region

The composition of our revenue by geographic region during the three and six months ended June 30, 2023 and June 30, 2022 were as follows:

	Three months ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Americas – U.S.	$57,546	$52,760	$4,786	9.1%	$112,355	$104,260	$8,095	7.8%
Americas – other	3,422	2,988	434	14.5	6,773	5,672	1,101	19.4
EMEA	8,649	6,802	1,847	27.2	16,633	13,086	3,547	27.1
APAC	5,826	5,653	173	3.1	11,439	11,235	204	1.8
Total Revenue	$75,443	$68,203	$7,240	10.6%	$147,200	$134,253	$12,947	9.6%

Comparison of the three and six months ended June 30, 2023 and June 30, 2022

Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Revenue
Subscription solutions	$56,135	$51,285	$4,850	9.5%	$109,943	$99,272	$10,671	10.7%
Partner and services	19,308	16,918	2,390	14.1%	37,257	34,981	2,276	6.5%
Total revenue	$75,443	$68,203	$7,240	10.6%	$147,200	$134,253	$12,947	9.6%

Total revenue increased $7.2 million, or 10.6%, to $75.4 million for the three months ended June 30, 2023 from $68.2 million for the three months ended June 30, 2022, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $4.8 million, or 9.5%, to $56.1 million for the three months ended June 30, 2023, from $51.3 million for the three months ended June 30, 2022, primarily due to growth in mid-market and enterprise activity along with overall enterprise retention. Partner and services revenue increased $2.4 million, or 14.1%, to $19.3 million for the three months ended June 30,2023, from $16.9 million for the three months ended June 30, 2022, primarily as a result of increases in revenue-sharing activity with our technology partners.

Total revenue increased $12.9 million, or 9.6%, to $147.2 million for the six months ended June 30, 2023 from $134.3 million for the six months ended June 30, 2022, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $10.6 million, or 10.7%, to $109.9 million for the six months ended June 30, 2023, from $99.3 million for the six months ended June 30, 2022, primarily due to growth in mid-market and enterprise activity along with overall enterprise retention. Partner and services revenue increased $2.3 million, or 6.5%, to $37.3 million for the six months ended June 30,2023, from $35.0 million for the six months ended June 30, 2022, primarily as a result of increases in revenue-sharing activity with our technology partners.

Table of Content

Cost of revenue, gross profit, and gross margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$18,756	$16,860	$1,896	11.2%	$36,202	$33,963	$2,239	6.6%
Gross profit	56,687	51,343	5,344	10.4	110,998	100,290	10,708	10.7
Gross margin	75.1%	75.3%			75.4%	74.7%

Cost of revenue increased $1.9 million, or 11.2%, to $18.8 million for the three months ended June 30, 2023, from $16.9 million for the three months ended June 30, 2022, primarily as a result of higher hosting and other transaction processing costs resulting from increased transactions processed of $1.9 million. Gross margin decreased to 75.1% from 75.3%, primarily as a result of these additional transaction processing costs associated with hosting.

Cost of revenue increased $2.2 million, or 6.6%, to $36.2 million for the six months ended June 30, 2023, from $34.0 million for the six months ended June 30, 2022, primarily as a result of higher hosting and other transaction processing costs resulting from increased transactions processed of $2.2 million. Gross margin increased to 75.4% from 74.7%, primarily as a result of cost cutting measures from the restructuring plan.

Operating expenses

Sales and marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$35,593	$36,033	$(440)	(1.2)%	$69,645	$69,672	$(27)	0.0%
Percentage of revenue	47.2%	52.8%			47.3%	51.9%

Sales and marketing expenses decreased $0.4 million, or (1.2%), to $35.6 million for the three months ended June 30, 2023 from $36.0 million for the three months ended June 30, 2022, primarily due to decreased spend in various areas of $0.4 million. As a percentage of total revenue, sales and marketing expenses decreased to 47.2% from 52.8%, primarily as a result of cost cutting measures from the restructuring plan.

Sales and marketing expenses decreased $0.1 million, or (0.0)%, to $69.6 million for the six months ended June 30, 2023 from $69.7 million for the six months ended June 30, 2022, primarily due to decreased spend in various areas of $0.1 million. As a percentage of total revenue, sales and marketing expenses decreased to 47.3% from 51.9%, primarily as a result of cost cutting measures from the restructuring plan.

Research and development

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$21,403	$22,394	$(991)	(4.4)%	$42,248	$43,339	$(1,091)	(2.5)%
Percentage of revenue	28.4%	32.8%			28.7%	32.3%

Research and development decreased $1.0 million, or (4.4)%, to $21.4 million for the three months ended June 30, 2023 from $22.4 million for the three months ended June 30, 2022, due to cost cutting measures. As a percentage of total revenue, research and development expenses decreased to 28.4% from 32.8%, primarily as a result of cost cutting measures from the restructuring plan.

Research and development decreased $1.1 million, or (2.5)%, to $42.2 million for the six months ended June 30, 2023 from $43.3 million for the six months ended June 30, 2022, due to cost cutting measures. As a percentage of total revenue, research and development expenses decreased to 28.7% from 32.3%, primarily as a result of cost cutting measures from the restructuring plan.

Table of Content

General and administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$14,428	$17,526	$(3,098)	(17.7)%	$30,922	$33,372	$(2,450)	(7.3)%
Percentage of revenue	19.1%	25.7%			21.0%	24.9%

General and administrative expenses decreased $3.1 million, or (17.7%), to $14.4 million for the three months ended June 30, 2023 from $17.5 million for the three months ended June 30, 2022, primarily due to decreased spend of $3.1 million in various areas including, but not limited to audit fees, insurance, contracting services, travel. As a percentage of total revenue, general and administrative expenses decreased to 19.1% from 25.7%, primarily as a result of cost cutting measures from the restructuring plan.

General and administrative expenses decreased $2.4 million, or (7.3%), to $30.9 million for the six months ended June 30, 2023 from $33.3 million for the six months ended June 30, 2022, primarily due to decreased spend of $2.4 million in various areas including, but not limited to audit fees, insurance, contracting services, travel. As a percentage of total revenue, general and administrative expenses decreased to 21.0% from 24.9%, primarily as a result of cost cutting measures from the restructuring plan.

Acquisition related expenses

Acquisition related expense decreased $8.4 million, or 67.2%, to $4.1 million for the three months ended June 30, 2023, from $12.5 million for the three months ended June 30, 2022, and decreased $16.9 million, or 67.1%, to $8.3 million for the six months ended June 30, 2023, from $25.2 million for the six months ended June 30, 2022. This decrease was primarily as a result of acquisition related compensation in conjunction with our business combination.

Restructuring charges

Restructuring charges were $0.4 million for the six months ended June 30, 2023, primarily as a result of severance charges from the reduction in workforce. Restructuring charges were $0.0 million for the six months ended June 30, 2022.

Interest income

Interest income increased $2.2 million, or 366.7%, to $2.8 million for the three months ended June 30, 2023, from $0.6 million for the three months ended June 30, 2022, and increased $4.6 million, or 657.1% to $5.3 million for the six months ended June 30, 2023 from $0.7 million for the six months ended June 30, 2022. This increase was primarily as a result of investment income reinvested at higher interest rates.

Interest expense

Interest expense was $0.7 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively and was $1.4 million and $1.4 million for the six months ended June 30, 2023 and 2022.

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

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional

Table of Content

capital through the sale of additional equity or debt financing. In connection with our acquisition of Feedonomics, we paid $32.5 million in cash at the first anniversary of closing and in July 2023, we made the final payment of $32.5 million under this agreement and made that in cash. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected. From time to time, we may seek to repurchase, redeem or otherwise retire our convertible notes through cash repurchases and/or exchanges for equity securities, in open market repurchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$14,743	$(13,877)	$(6,093)	$(35,860)
Net cash used in investing activities	(2,725)	(16,042)	(12,402)	(40,855)
Net cash provided by (used in) financing activities	1,426	(290)	1,096	(108)
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,444	$(30,209)	$(17,399)	$(76,823)

As of June 30, 2023, we had $298.5 million in cash, cash equivalents, restricted cash and marketable securities, a decrease of $61.5 million compared to $360.0 million as of June 30, 2022. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.1 million and $1.3 million at June 30, 2023 and 2022 respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $222.9 million and $138.1 million at June 30, 2023 and 2022 respectively, consists of investments in debt securities. We maintain cash account balances in excess of FDIC-insured limits.

Operating activities

Net cash provided by (used in) operating activities for the three months ended June 30, 2023 and 2022 was $14.7 million and ($13.9) million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 was $6.1 million and $35.9 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the three months ended June 30, 2023 and 2022 was $2.7 million and $16.0 million, respectively. In the three months ended June 30, 2023, this consists primarily of the purchases of marketable securities of $85.3 million and the purchases of property and equipment of $1.0 million offset by the sale and maturity of marketable securities of $83.6 million. In the three months ended June 30, 2022, this consists primarily of the cash paid for the acquisition of Bundle B2B of $0.7 million, the purchases of marketable securities of $46.8 million and the purchases of property and equipment of $2.1 million offset by the maturity of marketable securities of $33.6 million.

Net cash used in investing activities during the six months ended June 30, 2023 and 2022 was $12.4 million and $40.9 million, respectively. In the six months ended June 30, 2023, this consists primarily of the purchases of marketable securities of $133.4 million and the purchases of property and equipment of $2.1 million offset by the sale and maturity of marketable securities of $123.1 million. In the six months ended June 30, 2022, this consists primarily of the cash paid for the acquisition of Bundle B2B of $0.7 million, the purchases of marketable securities of $79.3 million and the purchases of property and equipment of $3.5 million offset by the maturity of marketable securities of $42.6 million.

Table of Content

Financing activities

Net cash provided by (used in) financing activities during the three months ended June 30, 2023 and 2022 was $1.4 million and ($0.3) million, respectively. In the three months ended June 30, 2023, this was attributable to withholdings from the issuance of shares of common stock pursuant to the exercise of stock options of $0.3 million and proceeds from the issuance of debt of $1.1 million. In the three months ended June 30, 2022, this was attributable to the issuance of shares of common stock pursuant to the exercise of stock options to cover taxes that used $0.3 million.

Net cash provided by (used in) financing activities during the six months ended June 30, 2023 and 2022 was $1.1 million and ($0.1) million, respectively. In the three months ended June 30, 2023, this was attributable to withholdings from the issuance of shares of common stock pursuant to the exercise of stock options of $0.1 million and proceeds from the issuance of debt of $1.0 million. In the six months ended June 30, 2022, this was attributable to the issuance of shares of common stock pursuant to the exercise of stock options to cover taxes that used $0.1 million.

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

Table of Content

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 or as of December 31, 2022.

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

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the six months ended June 30, 2023 were transacted in U.S. dollars. As we expand our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, as we expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates. In particular, in our Australia and UK-based operations, we pay payroll and other expenses in Australian dollars, British pounds sterling, Euros and Mexican pesos. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Table of Content

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The software industry is subject to rapid technological change, evolving industry standards and practices, and changing customer needs and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. As we develop, acquire, and introduce new services and technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges. If we are unable to develop and sell new technology, features, and functionality for our platform that satisfy our customers and that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that deliver competitive solutions at lower prices, more efficiently, more conveniently, or more securely, it could adversely impact our ability to compete.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.

Table of Content

(c)
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Table of Content

made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BigCommerce Holdings, Inc.

Date: August 4, 2023	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Date: August 4, 2023	By:	/s/ Daniel Lentz
Daniel Lentz
Chief Financial Officer