Form 10-Q
period 2023-09-30
BigCommerce Holdings, Inc.
filed 2023-11-08
CIK 1626450

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 76,089,809 shares of common stock, $0.0001 par value per share outstanding.

Table of Content

i

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BigCommerce Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$69,779	$91,573
Restricted cash	1,107	1,457
Marketable securities	195,590	211,941
Accounts receivable, net	51,797	51,899
Prepaid expenses and other assets	15,673	11,206
Deferred commissions	7,585	6,171
Total current assets	341,531	374,247
Property and equipment, net	10,538	9,083
Operating lease, right-of-use-assets	4,681	5,887
Prepaid expenses, net of current portion	596	470
Deferred commissions, net of current portion	7,397	7,037
Intangible assets, net	21,484	27,583
Goodwill	49,749	49,749
Total assets	$435,976	$474,056
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,265	$7,013
Accrued liabilities	3,091	2,937
Deferred revenue	31,269	17,783
Current portion of long-term debt	403	0
Current portion of operating lease liabilities	2,535	2,609
Other current liabilities	23,491	48,444
Total current liabilities	67,054	78,786
Deferred revenue, net of current portion	807	1,759
Long-term debt	339,394	337,497
Operating lease liabilities, net of current portion	8,090	10,008
Other long-term liabilities, net of current portion	756	334
Total liabilities	416,101	428,384
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value; 505,051 shares authorized at September 30, 2023 and December 31, 2022, respectively; 76,082 and 73,945 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	7	7
Additional paid-in capital	611,767	576,851
Accumulated other comprehensive loss	(417)	(1,199)
Accumulated deficit	(591,482)	(529,987)
Total stockholders’ equity	19,875	45,672
Total liabilities and stockholders’ equity	$435,976	$474,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue	$78,045	$72,391	$225,245	$206,644
Cost of revenue (1)	19,054	17,525	55,256	51,488
Gross profit	58,991	54,866	169,989	155,156
Operating expenses: (1)
Sales and marketing	36,253	35,973	105,898	105,645
Research and development	21,703	22,245	63,951	65,584
General and administrative	14,342	18,932	45,264	52,304
Acquisition related expenses	1,067	6,260	9,317	31,441
Restructuring charges	5,795	0	6,215	0
Amortization of intangible assets	2,033	2,016	6,099	6,062
Total operating expenses	81,193	85,426	236,744	261,036
Loss from operations	(22,202)	(30,560)	(66,755)	(105,880)
Interest income	3,059	1,431	8,310	2,130
Interest expense	(721)	(706)	(2,165)	(2,120)
Other expenses	(301)	(376)	(333)	(828)
Loss before provision for income taxes	(20,165)	(30,211)	(60,943)	(106,698)
Provision for income taxes	(145)	(86)	(552)	(241)
Net loss	$(20,310)	$(30,297)	$(61,495)	$(106,939)
Basic net loss per share	$(0.27)	$(0.41)	$(0.82)	$(1.46)
Shares used to compute basic net loss per share	75,387	73,508	74,778	73,027

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,323	$1,091	$3,802	$2,946
Sales and marketing	3,626	3,254	10,059	9,795
Research and development	4,124	3,144	11,570	8,749
General and administrative	3,028	3,296	8,680	9,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net loss	$(20,310)	$(30,297)	$(61,495)	$(106,939)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	155	(539)	782	(1,418)
Total comprehensive loss	$(20,155)	$(30,836)	$(60,713)	$(108,357)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three and Nine months ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	73,945	$7	$576,851	$(529,987)	$(1,199)	$45,672
Proceeds from exercise of stock options	246	0	1,103	0	0	1,103
Release of restricted stock units	396	0	(1,419)	0	0	(1,419)
Stock-based compensation	0	0	10,487	0	0	10,487
Total other comprehensive loss	0	0	0	0	717	717
Net loss	0	0	0	(22,120)	0	(22,120)
Balance at March 31, 2023	74,587	$7	$587,022	$(552,107)	$(482)	$34,440
Proceeds from exercise of stock options	163	$0	$1,156	$0	$0	$1,156
Release of restricted stock units	354	0	(811)	0	0	(811)
Stock-based compensation	0	0	11,290	0	0	11,290
Total other comprehensive loss	0	0	0	0	(90)	(90)
Net loss	0	0	0	(19,065)	0	(19,065)
Balance at June 30, 2023	75,104	$7	$598,657	$(571,172)	$(572)	$26,920
Proceeds from exercise of stock options	485	$0	$1,455	$0	$0	$1,455
Release of restricted stock units	404	0	(1,039)	0	0	(1,039)
Issuance of common stock as consideration for an acquisition	89	0	921	0	0	921
Stock-based compensation	0	0	11,773	0	0	11,773
Total other comprehensive loss	0	0	0	0	155	155
Net loss	0	0	0	(20,310)	0	(20,310)
Balance at September 30, 2023	76,082	$7	$611,767	$(591,482)	$(417)	$19,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(in thousands)

(unaudited)

	Three and Nine months ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	72,311	$7	$528,540	$(390,068)	$(191)	$138,288
Exercise of stock options	272	0	277	0	0	277
Release of restricted stock units	90	0	0	0	0	0
Stock-based compensation	0	0	8,962	0	0	8,962
Total other comprehensive loss	0	0	0	0	(613)	(613)
Net loss	0	0	0	(37,037)	0	(37,037)
Balance at March 31, 2022	72,673	$7	$537,779	$(427,105)	$(804)	$109,877
Exercise of stock options, net of shares withheld for taxes	208	$0	$(219)	$0	$0	$(219)
Release of restricted stock units	248	0	0	0	0	0
Issuance of common stock as consideration for an acquisition	259	0	4,614	0	0	4,614
Stock-based compensation	0	0	10,578	0	0	10,578
Total other comprehensive loss	0	0	0	0	(266)	(266)
Net loss	0	0	0	(39,605)	0	(39,605)
Balance at June 30, 2022	73,388	$7	$552,752	$(466,710)	$(1,070)	$84,979
Exercise of stock options, net of shares withheld for taxes	192	$0	$214	$0	$0	$214
Release of restricted stock units	118	0	0	0	0	0
Issuance of common stock as consideration for an acquisition	6	0	91	0	0	91
Stock-based compensation	0	0	10,646	0	0	10,646
Total other comprehensive loss	0	0	0	0	(539)	(539)
Net loss	0	0	0	(30,297)	0	(30,297)
Balance at September 30, 2022	73,704	$7	$563,703	$(497,007)	$(1,609)	$65,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Cash flows from operating activities
Net loss	$(20,310)	$(30,297)	$(61,495)	$(106,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,137	2,983	8,981	8,630
Amortization of discount on debt	494	490	1,481	1,468
Stock-based compensation	11,773	10,646	33,550	30,186
Provision for expected credit losses	(47)	3,608	1,461	7,007
Other noncash expenses	171	0	171	0
Changes in operating assets and liabilities:
Accounts receivable	401	(5,764)	(1,359)	(15,265)
Prepaid expenses	(2,087)	(4,961)	(5,571)	(3,951)
Deferred commissions	(1,002)	(459)	(1,774)	(2,514)
Accounts payable	(220)	935	(748)	(994)
Accrued and other liabilities	(26,858)	(28,638)	(24,753)	(7,386)
Deferred revenue	3,119	653	12,534	3,094
Net cash used in operating activities	(31,429)	(50,804)	(37,522)	(86,664)
Cash flows from investing activities:
Cash paid for acquisition	0	0	0	(696)
Purchase of property and equipment	(1,055)	(720)	(3,135)	(4,206)
Maturity of marketable securities	83,135	22,050	206,207	64,650
Purchase of marketable securities	(55,681)	(90,614)	(189,075)	(169,887)
Net cash provided by (used in) investing activities	26,399	(69,284)	13,997	(110,139)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,455	172	3,700	64
Taxes paid related to net share settlement of stock options	(1,039)	0	(3,269)	0
Proceeds from debt	0	0	1,081	0
Repayment of debt	(131)	0	(131)	0
Net cash provided by financing activities	285	172	1,381	64
Net change in cash and cash equivalents and restricted cash	(4,745)	(119,916)	(22,144)	(196,739)
Cash and cash equivalents and restricted cash, beginning of period	75,631	221,881	93,030	298,704
Cash and cash equivalents and restricted cash, end of period	$70,886	$101,965	$70,886	$101,965
Supplemental cash flow information:
Cash paid for interest	$442	$431	$873	$903
Cash paid for taxes	$129	$0	$341	$32
Noncash investing and financing activities:
Changes in capital additions, accrued but not paid	$224	$2	$224	$107
Fair value of shares issued as consideration for acquisition	$921	$6	$921	$4,620
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheet to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$69,779	$100,609	$69,779	$100,609
Restricted cash	1,107	1,356	1,107	1,356
Total cash, cash equivalents and restricted cash	$70,886	$101,965	$70,886	$101,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1. Overview

BigCommerce (the “Company”) is leading a new era of ecommerce. The Company’s software-as-a-service (“SaaS”) platform simplifies the creation of engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. The Company empowers both its customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline point-of-sale systems.

The Company empowers businesses to turn digital transformation into a competitive advantage, and allows merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. The Company provides a comprehensive platform for launching and scaling an ecommerce operation, including store design, catalog management, hosting, checkout, order management, reporting, and pre-integration into third-party services like payments, shipping, and accounting. All of the Company’s stores run on a single code base and share a global, multi-tenant architecture purpose built for security, high performance, and innovation. The Company’s platform serves stores in a wide variety of sizes, product categories, and purchase types, including business-to-consumer and business-to-business.

The Company’s headquarters and principal place of business are in Austin, Texas.

The Company was formed in Australia in December 2003 under the name Interspire Pty Ltd and reorganized into a corporation in Delaware under the name BigCommerce Holdings, Inc. in February 2013.

References in these consolidated financial statements to “we,” “us,” “our,” the “Company,” or “BigCommerce” refer to BigCommerce Holdings, Inc. and its subsidiaries, unless otherwise stated.

2. Summary of significant accounting policies

Basis of presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2023. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other period.

In December 2022, the Company had a reduction in force event that eliminated certain positions and changed the reporting hierarchy and job responsibilities for certain people in its general and administrative function. This resulted in the expense related to these individuals being classified as sales and marketing expenses, when previously, they had been classified as general and administrative expense. Certain prior year amounts have been reclassified for consistency with the current year presentation. For the three and nine months ended September 30, 2022, the Company reclassified $1.5 million and $4.7 million, respectively, from general and administrative expenses to sales and marketing expenses.

Basis of consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year ends on December 31.

Table of Content

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires certain financial instruments to be recorded at fair value; requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods. Significant estimates, judgments, and assumptions in these consolidated financial statements include: allocating variable consideration for revenue recognition, constrained revenue; the amortization period for deferred commissions; the allowance for credit losses and a determination of the deferred tax asset valuation allowance. Because of the use of estimates inherent in financial reporting process actual results could differ and the differences could be material to the Company’s consolidated financial statements

Accounting pronouncements

There were no recently issued accounting pronouncements that had or are expected to have a material impact on the Company’s consolidated financial statements.

Segments

The Company’s chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Accordingly, the Company has determined that the Company operates as a single operating and reportable segment.

Revenue Recognition

Subscription solutions

Subscription solutions revenue consists primarily of platform subscription fees from all plans. It also includes recurring professional services and sales of Secure Sockets Layer (“SSL”) certificates. Subscription solutions are charged monthly, quarterly, or annually for the Company’s customers to sell their products and process transactions on the Company’s platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Monthly subscription fees for Pro and Enterprise plans are adjusted if a customer’s gross merchandise volume or orders processed are above specified plan thresholds on a trailing twelve-month basis. For most subscription solutions arrangements, excluding enterprise subscription plans, the Company has determined the Company meets the variable consideration allocation exception and, therefore, recognize fixed monthly fees or a pro-rata portion of quarterly or annual fees and any transaction fees as revenue in the month they are earned. During the second quarter of fiscal 2023, the Company adopted a new pricing structure that provided a discount to the contractual price for a period of time in lieu of promotional periods. Prior to this date, enterprise subscription plans included an upfront promotional period in order to incentivize the customer to enter into a subscription arrangement. In both of these scenarios, the total subscription fee is recognized on a straight-line basis over the term of the contract. Revenue recognized in advance of billing is recorded as unbilled accounts receivable. In determining the amount of revenue to be recognized, the Company determines whether collection of the transaction price is probable. Only amounts deemed probable are recognized as revenue. Key factors in this determination are historical contract termination rates and general economic factors.

Subscription revenue includes revenue from Feedonomics. Feedonomics provides a technology platform and related services that enables online retailers and other sellers to automate online listings of the sellers’ information across multiple third-party marketplaces and advertisers (such as Amazon, Google, Facebook, etc.). The Company provides these services under service contracts which are generally one year or less, and in many cases month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising). Services are performed and fees are determined based on monthly usage and are billed in arrears.

Professional services, which primarily consist of education packages, launch services, solutions architecting, implementation consulting, and catalog transfer services, are generally billed and recognized as revenue when delivered.

Contracts with the Company’s retail customers are generally month-to-month, while contracts with the Company’s enterprise customers generally range from one to three years. Contracts are typically non-cancelable and do not contain refund-type provisions. Revenue is presented net of sales tax and other taxes the Company collects on behalf of governmental authorities.

Partner and services

The Company’s partner and services revenue (“PSR”) includes revenue share, partner technology integrations, and marketing services provided to partners. Revenue share relates to fees earned by the Company’s partners from customers using the Company’s

Table of Content

platform, where the Company has an arrangement with such partners to share such fees as they occur. Revenue share is recognized at the time the earning activity is complete, which is generally monthly. Revenue for partner technology integrations is recorded on a straight-line basis over the life of the contract commencing when the integration has been completed. Revenue for marketing services are recognized either at the time the earning activity is complete, or ratably over the length of the contract, depending on the nature of the obligations in the contract. Payments received in advance of services being rendered are recorded as deferred revenue and recognized when the obligation is completed.

The Company also derives revenue from the sales of website themes and applications upon delivery.

The Company recognizes revenue share from the sales of third-party applications, on a net basis as the Company has determined that the Company is the agent in the Company’s arrangements with third-party application providers. All other revenue is recognized on a gross basis, as the Company has determined the Company is the principal in these arrangements.

Contracts with multiple performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

The Company’s subscription contracts are generally comprised of a single performance obligation to provide access to the Company’s platform, but can include additional performance obligations. For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (“SSP”) for any distinct good or service, the Company may be required to allocate the contract’s transaction price to each performance obligation using the Company’s best estimate of SSP. Judgment is required to determine the SSP for each distinct performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company has determined that its standard list price is its best approximation of SSP.

Contracts with the Company’s technology solution partners may include multiple performance obligations, which can include integrations and marketing activities. In determining whether integration services are distinct from hosting services the Company considers various factors. These considerations included the level of integration, interdependency, and interrelation between the implementation and hosting service. The Company has concluded that the integration services included in contracts with hosting obligations are not distinct. As a result, the Company defers any arrangement fees for integration services and recognize such amounts over the life of the hosting obligation commencing when the integration has been completed. To determine if marketing activities are distinct, the Company considers the nature of the promise in the contract, the timing of payment, and the partner expectations. Additional consideration for some partner contracts varies based on the level of customer activity on the platform. Certain agreements contain minimum guarantees of revenue share. These contracts are evaluated to determine if the guaranteed minimum is substantive. If the minimum is deemed substantive, revenue is recognized ratably over the life of the agreement, which results in a contract asset that is included in unbilled receivables. For most of the Company’s contracts, the Company has determined the variable consideration allocation exception has been met and therefore variable fees are recognized in the period they are earned.

Accounts receivable

Accounts receivable are stated at net realizable value and include unbilled receivables. Agreements with enterprise customers can contain promotional billing periods. Since merchants have full access to the functionality of the Company’s platform upon contract execution, and the Company has enforceable rights to receive payments for the promotional period if the contract is early terminated, revenue is recognized ratably over the contract life. When this occurs, the Company recognizes revenue in advance of invoicing, creating an unbilled receivable. In addition, some of the Company’s PSRs include substantive minimums where the consideration paid varies over the term of the contract and revenue is recognized ratably over the contract term. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at September 30, 2023 and December 31, 2022 included unbilled receivables of $16.4 million and $19.9 million, respectively. Unbilled receivables at September 30, 2023 and December 31, 2022 includes contract assets related to enterprise subscription solutions of $13.2 million and $15.7 million, and PSR customers of $3.2 million and $4.2 million, respectively.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The balance of accounts receivable includes accounts that have been invoiced but unpaid, and unbilled amounts, which represents revenues recognized in advance of billing. The Company analyzes both the invoiced accounts receivable portfolio and unbilled accounts receivable for significant risks, historical collection activity, and an estimate of future collectability to determine the amount that the Company will ultimately collect. This estimate is analyzed quarterly and adjusted as necessary.

Table of Content

Identified risks pertaining to the Company’s invoiced accounts receivable include the delinquency level, customer type, and current economic environment. The estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers, the Company’s assessment of the overall portfolio and general economic conditions. Identified risks pertaining to the Company’s subscription unbilled accounts receivable include customer type, customer activity on the Company’s platform, historical contract termination rates, and customer delinquency. The estimate of the amount of accounts receivable that may not be collected is based primarily on historical contract termination rates, customer delinquency rates and an assessment of the overall portfolio and general economic conditions. The identified risk related to the Company’s unbilled accounts related to its PSR business are current partner engagement and activity, the financial wherewithal of the partner, the partner’s future plans and the ability to execute on the plans, and their liquidity and overall financial position. The estimate of the amount of accounts receivable that may not be collected is based primarily on the specific evaluation of the partner based on current level of engagement with the Company, their overall financial position and general economic conditions.

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2022	$9,995
Provision for expected credit losses	1,075
Accounts written off	(1,476)
Balance at March 31, 2023	$9,594
Provision for expected credit losses	433
Accounts written off	(312)
Balance at June 30, 2023	$9,715
Provision for expected credit losses	(47)
Accounts written off	(1,736)
Balance at September 30, 2023	$7,932

The decline in the provision for expected credit losses in the third quarter of 2023 was due to improved collections efforts on old accounts, along with an improved billing process which reduced the overall rate of delinquent accounts. Additionally, in the third quarter of 2023, certain balances pertaining to delinquent accounts were written off. These write-offs were fully reserved.

3. Revenue recognition and deferred costs

Revenue recognition

The Company’s source of revenue consists of subscription solutions fees and partner and services fees. These services allow customers to access the Company’s hosted software over the contract period. The customer is not allowed to take possession of the software or transfer the software. The Company’s revenue arrangements do not contain general rights of refund in the event of cancellations.

The following table disaggregates revenue by major source:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Subscription solutions	$58,709	$53,231	$168,652	$152,503
Partner and services	19,336	19,160	56,593	54,141
Revenue	$78,045	$72,391	$225,245	$206,644

Revenue by geographic region was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue:
Americas – U.S.	$60,019	$56,293	$172,374	$160,553
Americas – other	3,499	3,321	10,273	8,993
EMEA	8,631	7,000	25,263	20,086
APAC	5,896	5,777	17,335	17,012
Revenue	$78,045	$72,391	$225,245	$206,644

Table of Content

Cost of revenue

Cost of revenue consists primarily of personnel-related costs, including: stock-based compensation expenses for customer support and professional services personnel; costs of maintaining and securing infrastructure and platform; amortization expense associated with capitalized internal-use software; and allocation of overhead costs.

Deferred revenue

Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. The Company recognizes revenue from deferred revenue when the services are performed, and the corresponding revenue recognition criteria are met. The Company recognized $1.7 million and $13.4 million of previously deferred revenue during the three and nine months ended September 30, 2023, respectively.

The net increase in the deferred revenue balance for the nine months ended September 30, 2023 is primarily due to increases in in prepaid contracts. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services.

As of September 30, 2023, the Company had $157.2 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 60 percent of the remaining performance obligations as revenue in the following 12-month period, and the remaining balance in the periods thereafter.

Deferred commissions

Certain sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are not paid on subscription renewals. The Company amortizes deferred sales commissions ratably over the estimated period of its relationship with customers of approximately three years. Based on historical experience, the Company determined the average life of its customer relationship by taking into consideration customer contracts and the estimated technological life of the Company’s platform and related significant features. The Company includes amortization of deferred commissions in Sales and marketing expense in the condensed consolidated statements of operations. The Company periodically reviews the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize an impairment of deferred commissions during the three and nine months ended September 30, 2023 and the year ended December 31, 2022.

Sales commissions of $3.0 million and $7.3 million were deferred for the three and nine months ended September 30, 2023, respectively; and $1.9 million and $6.4 million were deferred for the three and nine months ended September 30, 2022, respectively.

Deferred commission amortization expense was $1.9 million and $5.2 million for the three and nine months ended September 30, 2023, respectively; and $1.4 million and $3.7 million for the three and nine months ended September 30, 2022 respectively.

Table of Content

4. Fair value measurements

Financial instruments carried at fair value include cash and cash equivalents, restricted cash and marketable securities. The carrying amount of accounts receivable approximates fair value due to their relatively short maturities.

For assets and liabilities measured at fair value, fair value is the price to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact, and assumptions that market participants would use when pricing asset or liabilities.

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

Level 3 – Inputs are unobservable that are significant to the fair value of the asset or liability and are developed based on the best information available in the circumstances, which might include the Company’s data.

As of September 30, 2023 and December 31, 2022, marketable securities and debt consisted of the following:

	As of September 30, 2023
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. treasury securities	$39,166	$0	$0	$39,166
Corporate securities	0	156,424	0	156,424
Total marketable securities	$39,166	$156,424	$0	$195,590

	As of December 31, 2022
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. treasury securities	$72,577	$0	$0	$72,577
Corporate securities	0	139,364	0	139,364
Total marketable securities	$72,577	$139,364	$0	$211,941

The contractual maturities of the investments classified as marketable securities were as follows:

(in thousands)	As of September 30, 2023	As of December 31, 2022
Due within 1 year	$173,912	$200,111
Due in 1 year through 2 years	21,678	11,830
Total marketable securities	$195,590	$211,941

The following tables summarize the estimated fair value of marketable securities.

	As of September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$39,218	$0	$(52)	$39,166
Corporate securities	156,789	0	(365)	$156,424
Total marketable securities	$196,007	$0	$(417)	$195,590

Table of Content

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$73,208	$0	$(631)	$72,577
Corporate securities	139,932	0	(568)	139,364
Total marketable securities	$213,140	$0	$(1,199)	$211,941

In September 2021, the Company issued $345.0 million aggregate principal amount of 0.25 percent convertible senior notes due 2026 (the “Notes”). The estimated fair value of the notes was approximately $272.1 million as of September 30, 2023. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on estimated or actual bids and offers of the Notes in an inactive market on the last business day of the period.

5. Business combinations

Fiscal 2022

Acquisition of Bundle B2B Inc.

In April, 2022, the Company completed its acquisition of Bundle B2B Inc. (“Bundle”), a B2B ecommerce solution that provides advanced B2B functionality seamlessly with the Company’s platform. The total purchase price was approximately $7.7 million. The Company acquired Bundle because it is complementary to the Company’s core business and will allow the Company to expand the Company's product offerings to its merchant base. The purchase price was based on the expected financial performance of Bundle, not on the value of the net identifiable assets at the time of the acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill. The purchase price included the issuance of common stock in the amount of $4.6 million, cash of $0.8 million, an escrow withheld in the amount of $0.9 million and $1.4 million of contingent consideration. The amount held in escrow will be paid out on the first anniversary date with the issuance of the stock based on the fair value of the Company’s common stock on the date of payment. Of the $1.4 million contingent consideration, $0.7 million is tied to the migration of old merchants to updated plans over a 6-months period from acquisition date and the remaining $0.7 million is tied to ongoing performance measures over a 12-months period from the acquisition date. Both the milestones were met by Bundle and the Company issued 87,865 shares of common stock in the fourth fiscal quarter of 2022 and 89,285 shares of common stock in the third fiscal quarter of 2023. The purchase price primarily included $0.4 million of developed technology and $7.3 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which consisted of developed technology, have estimated useful lives of four years.

Table of Content

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of September 30, 2023 and December 31, 2022.

Intangible assets are amortized on a straight-line basis over the useful life. Intangible assets amortization was $2.0 million for each of the three months ended September 30, 2023 and 2022, and was $6.1 million for each of the nine months ended September 30, 2023 and 2022.

Intangible assets consists of the following:

(in thousands)	September 30, 2023			December 31, 2022			Weighted average remaining useful life as of September 30, 2023 (in years)
	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount
Developed technology	$13,367	$(7,322)	$6,045	$13,367	$(4,745)	$8,622	1.8
Customer relationship	22,525	(8,723)	13,802	22,525	(5,734)	16,791	3.6
Tradename	2,470	(1,081)	1,389	2,470	(711)	1,759	2.8
Non-compete agreement	162	(118)	44	162	(78)	84	0.8
Other intangibles	485	(280)	204	485	(158)	327	1.3
Total intangible assets	$39,009	$(17,524)	$21,484	$39,009	$(11,426)	$27,583

As of September 30, 2023, expected amortization expense for intangible assets was as follows:

(in thousands)	September 30, 2023

Remaining three months of 2023	$2,033
2024	7,997
2025	6,308
2026	3,429
2027	1,717
Thereafter	0
Total	$21,484

7. Commitments, contingencies, and leases

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. In general, the resolution of a legal matter could prevent the Company from offering its service to others, could be material to the Company's financial condition or cash flows, or both, or could otherwise adversely affect the Company's reputation and future operating results.

In the ordinary course of business, the Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.

Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Renewal options were not included in the right-of-use asset and lease liability calculation.

Operating expense relating to in-place leases was $0.7 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and was $2.1 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Table of Content

Supplemental lease information

Cash flow information (in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Cash paid for operating lease liabilities	$767	$911	$2,422	$2,894

Operating lease information	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Weighted-average remaining lease-term (years)	3.78	4.90	3.97	4.84
Weighted-average discount rate	5.38%	5.42%	5.38%	5.42%

The future maturities of operating lease liabilities are as follows:

(in thousands)	September 30, 2023

Remaining three months of 2023	$768
2024	2,947
2025	2,775
2026	2,528
2027	2,133
Thereafter	718
Total minimum lease payments	$11,869
Less imputed interest	(1,244)
Total lease liabilities	$10,625

Restructuring charges

The Company recognizes employee severance costs when payments are probable and amounts are estimable or when notification occurs, depending on whether the severance costs paid are part of the Company's general plan. Facilities costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Other exit-related costs are recognized as incurred.

In December 2022, the Company executed a plan to reduce its cost structure which included a reduction of Company workforce and office space (the “2022 Restructure”). The 2022 Restructure included workforce reduction initiatives which resulted in $3.6 million of severance and other compensation charges, $3.4 million of which was paid in the first quarter of 2023. Additionally, in the third quarter of 2023 the Company paid $0.3 million in connection with the 2022 Restructure. The Company has no accruals recorded as of September 30, 2023 related to the 2022 Restucture. The Company does not expect any more material charges under this plan.

The 2022 Restructure also included the decision to cease using certain leased office space in Texas and to make such office space available for sublease in January 2023. As a result, in 2022, the Company evaluated the recoverability of right-of-use assets and determined the carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value based on inputs derived from market prices for similar assets. As a result, the Company impaired $3.7 million in right-of-use assets and have recorded this amount in Restructuring Charges on the accompanying condensed consolidated statements of operations for the previous year ended December 31, 2022. The impairment charge represents the amount by which the carrying value exceeded the estimated fair value of the asset group. These charges were recorded within the operating expenses on the accompanying condensed consolidated statement of operations.

In September 2023, the Company commenced a restructuring plan (the “2023 Restructure”) which includes a reduction of the Company’s workforce that is intended to advance the Company’s ongoing commitment to profitable growth. The actions associated with the employee restructuring under the 2023 Restructure are expected to be complete by the end of the Company’s fiscal 2024, subject to employee jurisdictions. The Company recorded approximately $5.5 million in expenses in connection with the 2023 Plan in the third quarter of fiscal year 2023, which consists of charges related to severance payments, employee benefits, and professional service and legal fees. These charges were recorded within the operating expenses on the accompanying condensed consolidated

Table of Content

statement of operations. No cash payments were made in the third quarter of fiscal year 2023. The Company does not expect any more material charges under this plan.

8. Other liabilities

The following table summarizes the components of other current liabilities:

	As of September 30,	As of December 31,
(in thousands)	2023	2022
Sales tax payable	$1,637	$1,887
Payroll and payroll related expenses	10,825	13,982
Acquisition related compensation	881	24,743
Restructuring related charges	5,498	2,918
Other	4,650	4,914
Other current liabilities	$23,491	$48,444

9. Debt

2021 Convertible Senior Notes

In September 2021, the Company issued $345.0 million aggregate principal amount of 0.25 percent convertible senior notes due 2026 (the “Notes”). The Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sales of the Notes was approximately $335.0 million after deducting offering and issuance costs related to the Notes and before the 2021 Capped Call transactions, as described below.

The Notes are the Company’s senior, unsecured obligations and accrue interest at a rate of 0.25 percent per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes will mature on October 1, 2026, unless earlier converted, redeemed or repurchased by us. Before July 1, 2026, noteholders will have the right to convert their Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2021, if the Last Reported Sale Price (as defined in the indenture for the Notes) per share of Common Stock (as defined in the indenture for the Notes) exceeds one hundred and thirty percent (130 percent) of the Conversion Price (as defined in the indenture for the Notes) for each of at least twenty (20) Trading Days (as defined in the indenture for the notes) (whether or not consecutive) during the thirty (30) consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter; (2) during the five (5) consecutive Business Days (as defined in the indenture for the Notes) immediately after any ten (10) consecutive Trading Day period (such ten (10) consecutive Trading Day period, the “Measurement Period”) if the Trading Price per $1,000 principal amount of Notes for each Trading Day of the Measurement Period was less than ninety-eight percent (98 percent) of the product of the Last Reported Sale Price per share of Common Stock on such Trading Day and the Conversion Rate (as defined in the indenture for the Notes) on such Trading Day; (3) if the Company calls any or all of the Notes for redemption, such Notes called for redemption may be converted any time prior to the close of business on the second business day immediately before the redemption date; or (4) upon the occurrence of specified corporate events. From and after July 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2023 and December 31, 2022, no conditions for the notes to convert have been called or met.

The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate for the Notes is 13.68 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $73.11 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events, such as distribution of stock dividends or stock splits.

The Company may not redeem the Notes prior to October 7, 2024. The Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after October 7, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130 percent of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. The redemption price will be a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. Pursuant to the Partial Redemption Limitation (as defined in the indenture for the Notes), the company may not elect to redeem less than all of the outstanding Notes unless at least $150.0 million aggregate

Table of Content

principal amount of Notes are outstanding and not subject to redemption as of the time the Company sends the related redemption notice.

If a “fundamental change” (as defined in the indenture for the Notes) occurs, then, subject to a limited exception, noteholders may require the Company to repurchase their Notes for cash. The repurchase price will be equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, up to, but excluding, the applicable repurchase date.

In accounting for the issuance of the Notes, the Company recorded the Notes as a liability at face value. The effective interest rate for the Notes was 0.84 percent. Transaction costs of $10.0 million, attributable to the issuance of the Notes were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense over the term of the Notes.

2021 Capped Call Transactions

In connection with the pricing of the Notes, the Company used $35.6 million of the net proceeds from the Notes to enter into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions.

The Capped Call Transactions are generally expected to reduce potential dilution to holders of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes upon conversion of the Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap.

The Capped Call Transactions have an initial cap price of approximately $106.34 per share, which represents a premium of 100 percent over the last reported sale prices of the Company’s common stock of $53.17 per share on September 9, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Notes.

The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s common stock. The premiums paid for the Capped Call Transaction have been included as a net reduction to additional paid-in capital within stockholders’ equity.

2023 Term Debt

In the second quarter of 2023, the Company entered into an agreement to finance a software license in the amount of $1.1 million. The borrowing is under this arrangement and the agreement bears interest at 4.4 percent. The principal amount will be paid in eight quarterly installments beginning on July 1, 2023. As of September 30, 2023, the Company had $0.8 million outstanding under this agreement.

The net carrying amount of the Notes and Term Debt consists of the following:

(in thousands)	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of September 30, 2023	Carrying Value as of September 30, 2023	Carrying Value as of December 31, 2022
2021 Convertible Senior Notes	September 2021	10/1/2026	0.25%	$345,000	$338,977	$337,497
2023 Term Debt	June 2023	7/1/2023	4.4%	820	820	0
Total carrying value of debt				$345,820	339,797	337,497
Less: current portion of debt					(403)	0
Total noncurrent debt					$339,394	$337,497

The total interest expense recognized related to the Convertible Notes and Term Debt consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Contractual interest expense	$226	$215	$684	$652
Amortization of issuance costs	495	491	1,481	1,468
Total	$721	$706	$2,165	$2,120

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt.

Table of Content

10. Stockholders’ equity

In 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan, or 2020 Plan, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. Shares of common stock that are issued and available for issuance under the 2020 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof. The Company has issued awards of stock options and restricted stock units under the 2020 Plan. The Company has issued awards of stock options and restricted stock units under the 2020 Plan.

Stock Options

Stock options generally vest and become exercisable over a service period of 4 years from the date of grant, subject to continued service.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the assumptions described below in this table.

	Nine months ended September 30,	Year ended December 31,
	2023	2022
Weighted-average grant date fair value of options	$6.56	$11.79
Risk-free interest rate	3.65% - 4.30%	1.82% - 3.88%
Expected volatility	65.27% - 66.57%	63.07% - 66.83%
Expected life in years	6.06 - 6.11 years	6.09 - 6.10 years

The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its peer historical volatility calculations. Management believes this is the best estimate of the expected volatility over the expected life of its stock options. The estimated life for the stock options is based on the weighted average of the remaining vesting term and the remaining contractual life of each award. The risk-free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant. The estimated forfeiture rate applied is based on historical forfeiture rates. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model.

Stock option activity for the nine months ended September 30, 2023 was as follows:

(in thousands)	Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2022	5,725	$9.33	$23,331
Options granted under all plans	949	10.29	0
Exercised	(924)	2.89	6,585
Plan shares expired or canceled	(450)	20.83	248
Balance as of September 30, 2023	5,300	9.66	21,311
Vested and expected to vest	5,081	$9.47	$21,293
Exercisable as of September 30, 2023	3,721	$7.13	$21,140

Restricted Stock Units

Restricted stock units, which upon vesting entitle the holder to one share of common stock for each restricted stock unit, generally vest over a service period of 4 years from the date of grant, subject to continued service.

Restricted stock unit activity for the nine months ended September 30, 2023 was as follows:

(in thousands)	Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2022	6,215	$23.53	$54,302
Granted – restricted stock units	2,530	9.82	24,835
Canceled	(817)	23.42	7,478
Vested and converted to shares	(1,428)	24.76	12,860
Balance as of September 30, 2023	6,500	17.94	64,152
Vested and expected to vest	5,374	$18.15	$53,043

Table of Content

The aggregate expected stock-based compensation expense remaining to be recognized as of September 30, 2023 is $90.3 million, which reflects outstanding stock awards that are vested and outstanding stock awards that are expected to vest.

11. Income taxes

The income tax expense for the three and nine months ended September 30, 2023 is based on the estimated annual effective tax rate for fiscal 2023. The Company’s provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

The Company’s provision for income taxes reflected an effective tax rate of (0.72) percent and (0.28) percent for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company had an effective tax rate of (0.91) percent and (0.23) percent, respectively.

For the three and nine months ended September 30, 2023 and 2022, the Company’s effective tax rate was lower than the U.S. federal statutory rate of 21 percent primarily due to the Company’s valuation allowance offsetting the benefits of losses. The Company’s current income tax expenses and benefits consist primarily of state current income tax expense, deferred income tax expense relating to the tax amortization of acquired goodwill and current income tax expense from foreign operations.

The Company has provided a valuation allowance against most of the Company’s deferred tax assets as it believes the objective and verifiable evidence of the Company’s historical pretax net losses outweighs any positive evidence of forecasted future results. The Company will continue to monitor the positive and negative evidence, and will adjust the valuation allowance as sufficient objective positive evidence becomes available.

As of September 30, 2023, the Company had approximately $0.4 million in uncertain tax positions representing no increase from the balance on December 31, 2022. Operating losses generated in years prior to 2018 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. Tax years 2018 through 2021 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently not under audit by any taxing jurisdiction.

12. Net loss per share

Basic net loss per share is computed by dividing net loss by the number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three and nine months ended September 30, 2023, and 2022, the number of shares used to calculate diluted net loss per share is the same as the number of shares used to calculate basic net loss per share for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Numerator:
Net Loss Per Share Available to Shareholders	$(20,310)	$(30,297)	$(61,495)	$(106,939)
Denominator:
Weighted average shares outstanding	75,387	73,508	74,778	73,027
Net Loss per Share	$(0.27)	$(0.41)	$(0.82)	$(1.46)

The following potentially dilutive securities outstanding have been excluded from the computation of basic weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of September 30,
(in thousands)	2023	2022
Stock options outstanding	5,300	5,825
Restricted stock units	6,500	5,743
Acquisition related compensation	42	2,234
Convertible debt	4,719	4,719
Total potentially dilutive securities	16,561	18,521

Table of Content

13. Subsequent events

In October 2023, the Company acquired all outstanding stock of Makeswift, Inc. (“Makeswift”), a leading visual editor for Next.js websites. The total estimated cash consideration for Makeswift was approximately $9.0 million which includes various working capital considerations and employee retention agreements.

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
•
our reduction in force and the related anticipated cost savings, and operational and efficiency improvements;
•
the anticipated effect on our business of litigation to which we are or may become a party; and
•
other statements described in this Quarterly Report on Form 10-Q under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Although we believe the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 1, 2023 and “Risk Factors,” in this Quarterly Report on Form 10-Q as well as factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

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

Table of Content

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.” See “Special Note Regarding Forward-Looking Statements.”

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of online stores by delivering a unique combination of ease-of-use, enterprise functionality, composability and flexibility. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. Our strategy is to provide the world’s best combination of freedom of choice and flexibility in a multi-tenant SaaS platform. We describe this strategy as “Open SaaS.” As of September 30, 2023 we served 5,951 enterprise accounts.

We provide a comprehensive platform for launching and scaling an ecommerce operation, including store design, catalog management, hosting, checkout, order management, reporting, and pre-integration into third-party services like payments, shipping, and accounting. All of our stores run on a single code base and share a global, multi-tenant architecture purpose built for security, high performance, and innovation. Our platform serves stores in a wide variety of sizes, product categories, and purchase types, including B2C and B2B. Our customers include Molton Brown, Burrow, SC Johnson, SkullCandy, SoloStove and Vodafone.

We offer access to our platform on a subscription basis. We serve customers with subscription plans tailored to their size and feature needs. For our larger customers, our Enterprise plan offers our full feature set at a monthly subscription price tailored to each business. For SMBs, BigCommerce Essentials offers three retail plans: Standard, Plus, and Pro, priced at $29, $79, and $299 per month when paid annually, or $39, $105, and $399 per month, when paid monthly, respectively. Our Essentials plans include GMV thresholds with programmatic upgrades built in as merchants exceed each plan’s threshold.

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

Partners are essential to our open strategy. We believe we possess one of the deepest and broadest ecosystems of integrated technology solutions in the ecommerce industry. We strategically partner with, rather than compete against, the leading providers in adjacent categories, including payments, shipping, point of sale (POS), content management system (CMS), customer relationship management (CRM), and enterprise resource planning (ERP). We focus our research and development investments in our core product to create a best-of-breed ecommerce platform and co-market and co-sell with our strategic technology partners to our mutual prospects and customers. As a result, we earn high-margin revenue share from a subset of our strategic technology partners, which complements the high gross margin of our core ecommerce platform.

Key factors affecting our performance

Our operational and financial results have been, and will continue to be, affected by a number of factors that present significant opportunities as well as risks and challenges, including those discussed below and elsewhere in this quarterly report and in our Annual

Table of Content

Report on 10-K, particularly in Part I, Item 1A, “Risk Factors.” The key factors discussed below impacted our 2023 results or are anticipated to impact our future results.

“Go-to-Market” Strategy and Subscription Expansion

Our go-to-market investments have traditionally focused on acquiring new customers driven by investments in digital marketing and sales. Over the last four years, approximately 60-70 percent of subscription ARR expansion has come from new stores and logos, with the remaining 30-40 percent coming from expansion of existing stores. We expect to focus on a more efficient land and expand business model targeting mid-market and enterprise companies across key verticals, product categories, and use cases. This model will be oriented around the initial sale serving as a platform to more effectively upsell and cross sell additional solutions within the same account. We will employ the same land and expand model in key regions, including US brands which also have global operations.

This go-to-market focus up market on mid-market and enterprise customers does not lessen our commitment to our small business customers. We will continue to support our small business customers with a more efficient, digital-first engagement model. We remain a great technology for fast growing small businesses that require more flexibility and product capabilities. These customers, in many cases, evolve into enterprise accounts as their business grows through our platform as well.

Macroeconomic environment and customer spend

The macroeconomic environment impacts our customers differently, and our success will depend upon our success in providing tailored offerings across our various cohorts of customers. For example, in the current macroeconomic environment, we are experiencing significant increases in sales cycle durations for large enterprise merchants compared to 2022. This cohort of the industry tends to have lengthier sales cycles and more complicated business requirements, which magnify the impact of macroeconomic uncertainty. As a result, we have recently experienced a slower-than-expected increase in enterprise account ARR. Although it will take time to scale up our market penetration in this cohort of the industry, we believe we have product market fit for merchants of this size and complexity. To offset the impact of the current macroeconomic climate on our large enterprise merchants, we are increasing our investment in mid-market sales generation, where we observe fewer macroeconomic challenges and strong performance.

Furthermore, due to current macroeconomic conditions, including high inflation and corresponding increases to interest rates, we have experienced slower ecommerce order and GMV growth in 2023. This has led to fewer orders and GMV-based pricing upgrades compared to prior years, and which also negatively affected partner and services revenue growth.

Similarly, we have also experienced a tighter business spending environment, which has negatively impacted our revenue. Over the last twelve months, we have seen a small increase in existing customers seeking to reduce committed order volumes in exchange for lower pricing. We are successfully retaining key customers while negotiating more favorable prepayment terms and effective price per order increases. Some smaller customers have also chosen to delay or cancel projects as a result of macroeconomic conditions. Customers are spending more time evaluating platform investments, which has contributed to enterprise ARR not increasing as anticipated.

Acquisition Strategy

We plan to continue to reinvest a portion of our income from operations in future periods to grow and innovate our business and service offerings and expand our leadership role in the ecommerce industry and we anticipate that the success of these investments will impact our business performance going forward. We regularly evaluate acquisitions and investment opportunities in complementary businesses, services, technologies and intellectual property rights in an effort to expand our service offerings. Past acquisitions have enabled us to deliver innovative solutions in new categories, including feed management. We continue to evaluate opportunities and expect to continue to make investments and acquisitions in the future, such as our most recent acquisition of Makeswift, the world’s most powerful visual editor for Next.js websites. We expect that Makeswift will become an optional component of composable BigCommerce builds in 2024, and thereafter, a part of our natively hosted visual editing toolkit.

Key business metrics

We review the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue. Our key business metrics, such as annual revenue run-rate, subscription annual revenue run-rate, average revenue per account and others are calculated as of the end of the last month of the reporting period.

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

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of September 30, 2023, includes all subscription solutions and professional services billed between January 1, 2023, and September 30, 2023. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

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

The chart below illustrates certain of our key business metrics as of the periods ended:

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Total ARR (in thousands)	$332,245	$331,103	$316,688	$311,670	$305,320
Subscription ARR (in thousands)	$256,518	$255,552	$243,527	$238,395	$233,134
Enterprise account metrics:
Number of enterprise accounts	5,951	5,929	5,828	5,786	5,560
ARR attributable to enterprise accounts (in thousands)	$240,602	$236,386	$228,805	$223,964	$216,202
ARR attributable to enterprise accounts as a percentage of Total ARR	72	71	72	72	71
ARPA	$40,431	$39,870	$39,260	$38,708	$38,885

Net revenue retention

We use net revenue retention (“NRR”) to evaluate our ability to maintain and expand our revenue with our account base of customers exceeding the ACV threshold over time. The total billings and allocated partner revenue, where applicable, for the measured period are divided by the total billings and allocated partner revenue for such accounts, corresponding to the period one year prior. An NRR greater than 100 percent implies positive net revenue retention. This methodology includes stores added to or subtracted from an account’s subscription during the previous twelve months. It also includes changes to subscription and partner and services revenue billings, and revenue reductions from stores or accounts that leave the platform during the previous one-year period. Net new accounts added after the previous one-year period are excluded from our NRR calculations. NRR for enterprise accounts was 111 percent and 118 percent for years ended December 31, 2022 and 2021, respectively. We update our reported NRR at the end of each fiscal year and do not report quarterly changes in NRR.

Table of Content

Components of results of operations

Revenue

We generate revenue from two sources: (1) subscription solutions revenue and (2) partner and services revenue.

Subscription solutions revenue consists primarily of platform subscription fees from all plans. It also includes recurring professional services and sales of secure sockets layer (SSL) certificates. Subscription solutions are charged monthly, quarterly, or annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Our Enterprise plan contracts are generally for a fixed term of one to three years and are non-cancelable for convenience. In the first half of 2023, we implemented a new pricing strategy that provided enterprise merchants a discount for a period of time from their contractual monthly fee. Prior to this new strategy, certain enterprise agreements contain promotional periods. Under both models, merchants have full access to the functionality of our platform upon contract execution, and revenue is recognized ratably over the contract life. Our retail plans are generally month-to-month contracts. Monthly subscription fees for Pro and Enterprise plans are adjusted if a customer’s GMV or orders processed are outside of specified plan thresholds on a trailing twelve-month basis. Fixed monthly fees and any transaction charges related to subscription solutions are recognized as revenue in the month they are earned.

Through Feedonomics, we provide feed management solutions under service contracts which are generally one year or less and, in many cases, month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising) and are billed monthly in arrears.

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

Cost of revenue

Cost of revenue consists primarily of: (1) personnel-related costs (including stock-based compensation expense) for our customer success teams, (2) costs that are directly related to hosting and maintaining our platform, (3) fees for processing customer payments, (4) personnel and other costs related to feed management, and (5) allocated costs, such as, technology and facility costs. We expect that cost of revenue will increase in absolute dollars, but may fluctuate as a percentage of total revenue from period to period.

As a result of our growth plans and integration of our previously acquired businesses, we have incurred expenses for equity and cash retention awards and amortization of purchased intangibles, which has increased our operating loss and increased our use of cash currently and for the remainder of fiscal 2024.

Sales and marketing

Sales and marketing expenses consist primarily of: (1) personnel-related expenses (including stock-based compensation expense), (2) sales commissions, (3) marketing programs, (4) travel-related expenses, and (5) allocated overhead and sales support costs. We focus our sales and marketing efforts on creating sales leads and establishing and promoting our brand. We plan to increase our investment in sales and marketing by executing our go-to-market strategy globally and building our brand awareness. Incremental sales commissions for new customer contracts are deferred and amortized ratably over the estimated period of our relationship with such customers. No incremental sales commissions are incurred on renewals of customer contracts. We expect our sales and marketing expenses will increase in absolute dollars, but will decrease as a percentage of total revenue over time.

Research and development

Research and development expenses consist primarily of personnel-related expenses (including stock-based compensation expense) incurred in maintaining and developing enhancements to our ecommerce platform and allocated overhead costs. To date, software development costs eligible for capitalization have not been significant.

We believe delivering new functionality is critical to attracting new customers and enhancing the success of existing customers. We expect to continue to make investments in research and development. We expect our research and development expenses to increase in absolute dollars, but decrease as a percentage of total revenue over time, as we continue to leverage engineers in other low-cost international locations. We expense research and development expenses as incurred.

Table of Content

General and administrative

General and administrative expenses consist primarily of: (1) personnel-related expenses (including stock-based compensation expense) for finance, legal and compliance, and human resources, (2) external professional services, and (3) allocated overhead costs, such as, technology and facility costs. We expect our general and administrative expenses to remain stable.

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

Restructuring charges

Restructuring charges are comprised of costs incurred as a result of our 2022 Restructure and the 2023 Plan as well as an impairment of the right-of-use assets triggered by our decision to cease using a significant portion of certain leased facilities as a result of the 2022 Restructure. As a part of our effort to drive improved results and evolve our go to market approach, in September 2023, we commenced a restructuring, the 2023 Plan, that affects approximately 7 percent of our global workforce. While headcount and non-headcount reductions impact all teams across the company, we expect to see the largest improvement in margins reflected in sales and marketing expenses.

Interest income

Interest income is earned on our cash, cash equivalents and investments.

Interest expense

Interest expense consists primarily of the interest from the amortization of the debt issuance costs and coupon interest attributable to our convertible note issued in 2021, as well as interest associated with a financing agreement entered into in the first half of 2023.

Other expenses

Other expenses, net primarily consists of loss from share issuance related to the Bundle acquisition and foreign currency translation adjustments.

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

Table of Content

Results of operations

The following table sets forth our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue	$78,045	$72,391	$225,245	$206,644
Cost of revenue (1)	19,054	17,525	55,256	51,488
Gross profit	58,991	54,866	169,989	155,156
Operating expenses: (1)
Sales and marketing	36,253	35,973	105,898	105,645
Research and development	21,703	22,245	63,951	65,584
General and administrative	14,342	18,932	45,264	52,304
Acquisition related expenses	1,067	6,260	9,317	31,441
Restructuring charges	5,795	0	6,215	0
Amortization of intangible assets	2,033	2,016	6,099	6,062
Total operating expenses	81,193	85,426	236,744	261,036
Loss from operations	(22,202)	(30,560)	(66,755)	(105,880)
Interest income	3,059	1,431	8,310	2,130
Interest expense	(721)	(706)	(2,165)	(2,120)
Other expenses	(301)	(376)	(333)	(828)
Loss before provision for income taxes	(20,165)	(30,211)	(60,943)	(106,698)
Provision for income taxes	(145)	(86)	(552)	(241)
Net loss	$(20,310)	$(30,297)	$(61,495)	$(106,939)

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$1,323	$1,091	$3,802	$2,946
Sales and marketing	3,626	3,254	10,059	9,795
Research and development	4,124	3,144	11,570	8,749
General and administrative	3,028	3,296	8,680	9,337
Total stock-based compensation expense	$12,101	$10,785	$34,111	$30,827

Revenue by geographic region

The composition of our revenue by geographic region during the three and nine months ended September 30, 2023 and September 30, 2022 were as follows:

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
	(in thousands)				(in thousands)
Revenue
Americas – U.S.	$60,019	$56,293	$3,726	6.6	$172,374	$160,553	$11,821	7.4
Americas – other	3,499	3,321	178	5.4	10,273	8,993	1,280	14.2
EMEA	8,631	7,000	1,631	23.3	25,263	20,086	5,177	25.8
APAC	5,896	5,777	119	2.1	17,335	17,012	323	1.9
Total Revenue	$78,045	$72,391	$5,654	7.8	$225,245	$206,644	$18,601	9.0

Table of Content

Comparison of the three and nine months ended September 30, 2023 and September 30, 2022

Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
	(dollars in thousands)
Revenue
Subscription solutions	$58,709	$53,231	$5,478	10.3	$168,652	$152,503	$16,149	10.6
Partner and services	19,336	19,160	176	0.9	56,593	54,141	2,452	4.5
Total revenue	$78,045	$72,391	$5,654	7.8	$225,245	$206,644	$18,601	9.0

Total revenue increased $5.7 million, or 7.8 percent, to $78.0 million for the three months ended September 30, 2023, from $72.4 million for the three months ended September 30, 2022, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $5.5 million, or 10.3 percent, to $58.7 million for the three months ended September 30, 2023, from $53.2 million for the three months ended September 30, 2022, primarily due to increases in enterprise, mid-market, and Feedonomics activity. Partner and services revenue increased $0.2 million, or 0.9 percent, to $19.3 million for the three months ended September 30, 2023, from $19.2 million for the three months ended September 30, 2022, primarily as a result of increases in stand ready activity offset by decreases in integration, revenue share activity, along with other one-time revenue items recorded in the prior year.

Total revenue increased $18.6 million, or 9.0 percent, to $225.2 million for the nine months ended September 30, 2023 from $206.6 million for the nine months ended September 30, 2022, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $16.1 million or 10.6 percent, to $168.7 million for the nine months ended September 30, 2023, from $152.5 million for the nine months ended September 30, 2022, primarily due to growth in enterprise, mid-market, and Feedonomics activity. Partner and services revenue increased $2.5 million, or 4.5 percent, to $56.6 million for the nine months ended September 30, 2023, from $54.1 million for the nine months ended September 30, 2022, primarily as a result of increases in stand ready activity offset by decreases in integration, revenue share, along with other one-time events recorded in the prior year.

Cost of revenue, gross profit, and gross margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
	(dollars in thousands)
Cost of revenue	$19,054	$17,525	$1,529	8.7	$55,256	$51,488	$3,768	7.3
Gross profit	58,991	54,866	4,125	7.5	169,989	155,156	14,833	9.6
Gross margin percentage	75.6	75.8			75.5	75.1

Cost of revenue increased $1.5 million, or 8.7 percent, to $19.1 million for the three months ended September 30, 2023, from $17.5 million for the three months ended September 30, 2022, primarily as a result of higher software costs and processing fees of $0.9 million, and higher salaries and stock based compensation costs of $0.6 million. Gross margin decreased to 75.6 percent from 75.8 percent, primarily as a result of these additional transaction processing costs associated with hosting.

Cost of revenue increased $3.8 million, or 7.3 percent, to $55.3 million for the nine months ended September 30, 2023, from $51.5 million for the nine months ended September 30, 2022, primarily as a result of higher software costs and processing fees of $2.9 million, and higher salaries and stock based compensation costs of $0.6 million. Gross margin increased to 75.5 percent from 75.1 percent, primarily as a result of cost cutting measures from the 2022 Restructure.

Table of Content

Operating expenses

Sales and marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
	(dollars in thousands)
Sales and marketing	$36,253	$35,973	$280	0.8	$105,898	$105,645	$253	0.2
Percentage of revenue	46.5	49.7			47.0	51.1

Sales and marketing expenses increased $0.3 million, or 0.8 percent, to $36.3 million for the three months ended September 30, 2023 from $36.0 million for the three months ended September 30, 2022, primarily due to higher variable marketing costs of $0.3 million. As a percentage of total revenue, sales and marketing expenses decreased to 46.5 percent from 49.7 percent, primarily as a result of cost cutting measures from the 2022 Restructure.

Sales and marketing expenses increased $0.3 million or 0.2 percent, to $105.9 million for the nine months ended September 30, 2023 from $105.6 million for the nine months ended September 30, 2022, primarily due to higher variable marketing costs of $0.3 million. As a percentage of total revenue, sales and marketing expenses decreased to 47.0 percent from 51.1 percent, primarily as a result of cost cutting measures from the 2022 Restructure.

Research and development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
	(dollars in thousands)
Research and development	$21,703	$22,245	$(542)	(2.4)	$63,951	$65,584	$(1,633)	(2.5)
Percentage of revenue	27.8	30.7			28.4	31.7

Research and development decreased $0.5 million, or 2.4 percent, to $21.7 million for the three months ended September 30, 2023 from $22.2 million for the three months ended September 30, 2022, due to the cost cutting measures from the 2022 Restructure. As a percentage of total revenue, research and development expenses decreased to 27.8 percent from 30.7 percent, primarily as a result of cost cutting measures from the 2022 Restructure.

Research and development decreased $1.6 million, or 2.5 percent, to $64.0 million for the nine months ended September 30, 2023 from $65.6 million for the nine months ended September 30, 2022, due to the cost cutting measures from the 2022 Restructure. As a percentage of total revenue, research and development expenses decreased to 28.4 percent from 31.7 percent, primarily as a result of cost cutting measures from the 2022 Restructure.

General and administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
	(dollars in thousands)
General and administrative	$14,342	$18,932	$(4,590)	(24.2)	$45,264	$52,304	$(7,040)	(13.5)
Percentage of revenue	18.4	26.2			20.1	25.3

General and administrative expenses decreased $4.6 million, or 24.2 percent , to $14.3 million for the three months ended September 30, 2023 from $18.9 million for the three months ended September 30, 2022, primarily due to decreased bad debt expense of $3.7 million due to focus on collection efforts and decreased spend of $0.9 million in salaries and share-based compensation driven by decreases in headcount. As a percentage of total revenue, general and administrative expenses decreased to 18.4 percent from 26.2 percent, primarily as a result of cost cutting measures from the 2022 Restructure.

General and administrative expenses decreased $7.0 million, or 13.5 percent , to $45.3 million for the nine months ended September 30, 2023 from $52.3 million for the nine months ended September 30, 2022, primarily due to a $5.5 million decrease in

Table of Content

bad debt expense due to focus on collection efforts and a $1.4 million decrease in various areas including, but not limited to audit fees, insurance, contracting services, travel As a percentage of total revenue, general and administrative expenses decreased to 20.1 percent from 25.3 percent, primarily as a result of cost cutting measures from the 2022 Restructure.

Acquisition related expenses

Acquisition related expense decreased $5.2 million, or 82.5 percent, to $1.1 million for the three months ended September 30, 2023, from $6.3 million for the three months ended September 30, 2022, and decreased $22.1 million, or 70.4 percent, to $9.3 million for the nine months ended September 30, 2023, from $31.4 million for the nine months ended September 30, 2022. This decrease was primarily as a result of a decrease in acquisition related compensation in conjunction with our Feedonomics business combination.

Restructuring charges

Restructuring charges were $5.8 million for the three months ended September 30, 2023, respectively, and $6.2 million for the nine months ended September 30, 2023. These charges primarily related to charges from the 2023 Plan which included a one time charge of $5.5 million resulting from severance and other related charges.

Interest income

Interest income increased $1.7 million, or 121.4 percent, to $3.1 million for the three months ended September 30, 2023, from $1.4 million for the three months ended September 30, 2022, and increased $6.2 million, or 295.2 percent to $8.3 million for the nine months ended September 30, 2023 from $2.1 million for the nine months ended September 30, 2022. This increase was primarily as a result of investment income reinvested at higher interest rates for our cash, cash equivalents and marketable securities.

Interest expense

Interest expense was $0.7 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and was $2.2 million and $2.1 million for the nine months ended September 30, 2023 and 2022 related to our outstanding debt.

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

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. In connection with our acquisition of Feedonomics, we paid $32.5 million in cash at the first anniversary of closing and in July 2023, we made the final payment of $32.5 million in cash. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected. From time to time, we may seek to repurchase, redeem or otherwise retire our convertible notes through cash repurchases and/or exchanges for equity securities, in open market repurchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Table of Content

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net cash used in operating activities	$(31,429)	$(50,804)	$(37,522)	$(86,664)
Net cash provided by (used in) investing activities	26,399	(69,284)	13,997	(110,139)
Net cash provided by financing activities	285	172	1,381	64
Net decrease in cash, cash equivalents and restricted cash	$(4,745)	$(119,916)	$(22,144)	$(196,739)

As of September 30, 2023, we had $70.9 million in cash, cash equivalents, and restricted cash, a decrease of $31.1 million compared to $102.0 million as of September 30, 2022. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.1 million and $1.4 million at September 30, 2023 and 2022 respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $195.6 million and $211.9 million at September 30, 2023 and 2022 respectively, consists of investments in corporate and US treasury securities . We maintain cash account balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Operating activities

Net cash used in operating activities for the three months ended September 30, 2023 and 2022 was $31.4 million and $50.8 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital. Outflows from operating activities were primarily driven by the Feedonomics anniversary payout of $32.5 million and $4.0 million of payments for directors and officers insurance.

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was $37.5 million and $86.7 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash provided by (used in) investing activities during the three months ended September 30, 2023 and 2022 was $26.4 million and ($69.3) million, respectively. In the three months ended September 30, 2023, this consists primarily of the sale and maturity of marketable securities of $83.1 million offset by the purchase of property and equipment of $1.1 million and the purchase of marketable securities of $55.7 million. Of the cash proceeds from the sale of marketable securities, $32.5 million was used to fund acquisition related compensation in conjunction with our business combinations. In the three months ended September 30, 2022, this consists primarily of the purchases of marketable securities of $90.6 million and the purchases of property and equipment of $0.7 million offset by the maturity of marketable securities of $22.1 million.

Net cash provided by (used in) investing activities during the nine months ended September 30, 2023 and 2022 was $14.0 million and ($110.1) million, respectively. In the nine months ended September 30, 2023, this consists primarily of the sale and maturity of marketable securities of $206.2 million offset by the purchase of property and equipment of $3.1 million and the purchase of marketable securities of $189.1 million. In the nine months ended September 30, 2022, this consists primarily of the cash paid for the acquisition of Bundle of $0.7 million, the purchases of marketable securities of $169.9 million and the purchases of property and equipment of $4.2 million offset by the maturity of marketable securities of $64.7 million.

Financing activities

Net cash provided by financing activities during the three months ended September 30, 2023 and 2022 was $0.3 million and $0.2 million, respectively. In the three months ended September 30, 2023, this was attributable to proceeds from exercise of stock options of $1.5 million offset by withholdings from the issuance of shares of common stock pursuant to the exercise of stock options and vesting of restricted stock units of $1.0 million and repayments of debt of $0.1 million. In the three months ended September 30, 2022, this was attributable to proceeds from the issuance of shares of common stock pursuant to the exercise of stock options of $0.2 million

Net cash provided by financing activities during the nine months ended September 30, 2023 and 2022 was $1.4 million and $0.1 million, respectively. In the nine months ended September 30, 2023, this was attributable to proceeds from exercise of stock options of $3.7 million and proceeds from the issuance of debt of $1.1 million offset by withholdings from the issuance of shares of common stock pursuant to the exercise of stock options and vesting of restricted stock units of $3.3 million and repayment of debt of $0.1

Table of Content

million. In the nine months ended September 30, 2022, this was attributable to proceeds from the issuance of shares of common stock pursuant to the exercise of stock options of $0.1 million.

Indebtedness

2021 Convertible senior notes

In September 2021, we issued $345,000,000 principal amount of 0.25 percent Convertible Senior Notes due 2026 (the “Convertible Notes”). The Convertible Notes were issued pursuant to, and are governed by, an indenture (the “Convertible Notes Indenture”), dated as of September 14, 2021, between us and U.S. Bank National Association, as trustee.

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

The Convertible Notes accrue interest at a rate of 0.25 percent per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Convertible Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before July 1, 2026, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after July 1, 2026, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate was 13.6783 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $73.11 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

We may not redeem the Convertible Notes at our option at any time before October 7, 2024. The Convertible Notes will be redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the Convertible Notes Indenture)), at our option at any time, and from time to time, on or after October 7, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of our common stock exceeds 130 percent of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. The redemption price will be a cash amount equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the Partial Redemption Limitation, we may not elect to redeem less than all of the outstanding Convertible Notes unless at least $150.0 million aggregate principal amount of Convertible Notes are outstanding and not subject to redemption as of the time we send the related redemption notice.

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

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us (and not solely with respect to a significant subsidiary of us) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes

Table of Content

then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the trustee, by notice to us, or noteholders of at least 25 percent of the aggregate principal amount of Convertible Notes then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the Convertible Notes Indenture consists exclusively of the right of the noteholders to receive special interest on the Convertible Notes for up to 180 days at a specified rate per annum not exceeding 0.50 percent on the principal amount of the Convertible Notes.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 or as of December 31, 2022.

Critical accounting policies and estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on the reported revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the nine months ended September 30, 2023 were transacted in U.S. dollars. As the we expand our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently invoiced and collected in U.S. dollars. In the future, as we expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

Credit risk

Financial instruments that potentially subject us to concentration of credit risk consist of cash, cash equivalents, restricted cash, accounts receivable and marketable securities. We invest our cash equivalents in highly rated money market funds. Our marketable securities consist of debt securities issued by highly rated corporate entities, foreign governments, the U.S. federal government or state and local governments. Our exposure to any individual corporate entity is limited by policy. Deposits may exceed federally insured limits, and we are exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in litigation related to claims arising from the ordinary course of our business. The Company believes that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

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

The software industry is subject to rapid technological change, evolving industry standards and practices, and changing customer needs and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. As the Company develops, acquires, and introduces new services and technologies, including those that may incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges. If the Company is unable to develop and sell new technology, features, and functionality for our platform that satisfy our customers and that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that deliver competitive solutions at lower prices, more efficiently, more conveniently, or more securely, it could adversely impact our ability to compete.

Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies. The Company needs to continuously modify and enhance our platform to adapt to changes and innovation in these technologies. If businesses widely adopt new ecommerce technologies, the Company would have to develop new functionality for our platform to work with those new technologies. This development effort may require significant engineering, marketing and sales resources, all of which would affect our business and operating results. Any failure of our platform to operate effectively with future technologies could reduce the demand for our platform. If the Company is unable to respond to these changes in a cost-effective manner, our platform may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.

Table of Content

(c)
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Effective Date

2.1	Asset Purchase Agreement by and among BigCommerce Holdings, Inc, BigCommerce Omni LLC, Feedonomics LLC, and certain other affiliated parties and significant equity holders of Feedonomics LLC, dated July 23, 2021	8-K	001-39423	2.1	July 23, 2021

3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 10, 2020

3.2	Second Amended and Restated Bylaws of the registrant.	8-K	001-39423	3.2	September 1, 2023

4.1	Indenture, dated September 14, 2021 between Registrant and U.S Bank National Association	8-K	001-39423	4.1	September 15, 2021

4.2	Form of certificate representing the 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	September 15, 2021

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350c, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Table of Content

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BigCommerce Holdings, Inc.

Date: November 8, 2023	By:	/s/ Brent Bellm
Brent Bellm
President and Chief Executive Officer

Date: November 8, 2023	By:	/s/ Daniel Lentz
Daniel Lentz
Chief Financial Officer