Form 10-K
period 2023-12-31
BigCommerce Holdings, Inc.
filed 2024-02-29
CIK 1626450

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NASDAQ Global Market on June 30, 2023, was approximately $619.2 million.

The number of shares of Registrant’s common stock outstanding as of February 27, 2024, was 76.6 million.

Auditor Firm ID:42 Auditor Name: Ernst and Young LLP Auditor Location: Austin, TX

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the Registrant's 2024 annual meeting of stockholders to be filed within 120 days of the registrant's fiscal year ended December 31, 2023, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•
our anticipated cash needs and our estimates regarding our capital requirements and our need for additional financing or refinancing;
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

Item 1. Business.

Overview

BigCommerce is leading a new era of ecommerce. Our software-as-a-service (“SaaS”) platform simplifies the creation of engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline point-of-sale (“POS”) systems.

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

We offer access to our platform on a subscription basis. We serve customers with subscription plans tailored to their size and feature needs. For our larger customers, our Enterprise plan offers our full feature set at a price tailored to each business. For SMBs, BigCommerce Essentials offers three retail plans: Standard, Plus, and Pro, amortized at $29, $79, and $299 per month when pre-paid in full annually, respectively, or $39, $105 and $399 if paid monthly, respectively. Our Essentials plans include GMV thresholds with programmatic upgrades built in as merchants exceed each plan’s threshold.

We target the following lines of business:

•
enterprise, which we define as sites with annual online sales over $50 million,
•
the mid-market, which we define as sites with annual online sales between $1 million and $50 million, and
•
small businesses (“SMBs”), which we define as sites with annual online sales less than $1 million.

We serve these lines of business with a platform offering enterprise-grade functionality, openness and performance capabilities with friendly simplicity and ease-of-use. Our platform is the result of a multi-year investment in platform transformation. In every important component of our platform, we have added advanced functionality and openness using application programming interface (“API”) endpoints. That openness has led us to be the second MACH Alliance ecommerce platform vendor. MACH is a not-for-profit industry body that advocates for open and best-of-breed enterprise technology ecosystems and is an industry tech standard describing modern technology. The prerequisites to achieve this standard are: Microservices based, API-first, Cloud-native SaaS and Headless.

We strive to provide the world’s best SaaS ecommerce platform for all types of customers at all stages of their ecommerce growth. Our platform serves customers across a wide variety of sizes, product categories, and purchase types, including business-to-consumer (“B2C”) and business-to-business (“B2B”) and Hybrid (B2B-B2C). For enterprise and mid-market, we believe our platform combines three elements not typically offered together:

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

We have become a leader in both branded-site and omnichannel, or cross-channel commerce. Cross-channel commerce involves the integration of a customer’s commerce capabilities with other sites—online and offline—where consumers and businesses make their purchases. We offer free, direct integrations with leading social networks such as Facebook and Instagram, search engines such as Google, online marketplaces such as Amazon and eBay, and POS platforms such as Square. A dynamic and growing cross-channel category is “headless commerce” which refers to the integration of a back-end commerce platform like ours with a front-end user experience separately created in a content management system (“CMS”) or design framework. The most dynamic and interactive online user experiences are often created using these tools. We integrate seamlessly with the leading CMSs, digital experience platforms, design frameworks and custom front ends.

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

We have also introduced Catalyst, our next generation storefront technology, for developers and agency partners. Purpose-built for the needs of mid-market and enterprise B2C and B2B brands and retailers, Catalyst is designed to provide a simplified starting point for BigCommerce customers, ecommerce developers and agency partners to easily and quickly build online stores using a composable architecture. Catalyst helps increase the pace of development without sacrificing quality, with fully customizable storefront components and a streamlined GraphQL API client optimized for the latest version of Next.js and React Server Components.

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

Our omnichannel offering helps customers advertise and sell successfully through more channels than they could on competitive platforms. We made remarkable progress following our 2021 acquisition of Feedonomics, the industry’s best solution for managing product catalog integrations at scale through more than 100 of the world’s foremost search, advertising, social network and marketplace channels. Feedonomics features both superior integrations and industry-leading tools for optimizing product feeds to achieve maximum organic performance and return-on-ad-spend. Major channels enabled include Amazon, Facebook/Instagram, Google, Mercado Libre, Microsoft, Target+, TikTok, and Walmart.

Commerce-as-a-Service, “CaaS” describes our ability to enable partners to create and sell customized commerce solutions powered by our platform technology. We aim to leverage our Open SaaS platform to empower our ecosystem, not compete with its constituents. Through Commerce-as-a-Service, our partners can combine the power of our platform with their unique use cases and competitive offerings to create comprehensive solutions for their target markets.

Our business has achieved significant growth in recent years. We had total revenue of $309.4 million, $279.1 million and $219.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. We plan to continue to invest in our “Open SaaS” strategy, building new partnerships and continuing to develop a platform that offers best-of-breed functionality with the cost-effectiveness of multi-tenant SaaS. As we work to develop and deliver this platform for our customers, we will also invest in and grow our business by acquiring additional customers to our platform, growing our revenue with existing customers, and expanding our presence in new markets and geographies while maintaining a focus on profitability.

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

Our customers

We serve customers across a range of sizes, geographies, and lines of business including B2C, B2B, and DNBs. We distinguish markets based on annual gross merchandise volume (“GMV”) per site, specifically: SMB ($0 to $1 million), mid-market ($1 million to $50 million), and enterprise (greater than $50 million). One individual customer represented more than 5 percent of our total revenue for the year ended December 31, 2023.

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

We maintain our headquarters in Austin, Texas. Approximately 70 percent of our employees are located in the United States, as of December 31, 2023. We were originally founded in Sydney, Australia. Our APAC presence has driven a 7 percent and 9 percent APAC revenue growth for the years ended December 31, 2023 and 2022, respectively. Our London office has contributed to EMEA revenue growth of 25 percent and 34 percent for the years ended December 31, 2023 and 2022, respectively. Our platform continues to enable customers to self-serve globally, including in regions in which we may lack a local business presence, such as parts of Latin America, Africa, and the Middle East. We have a local presence in a number of key markets, including the Netherlands, France, Italy, Germany, Spain and Mexico, the Nordic region, South America, and additional DACH countries.

Competition

Our industry is highly competitive and we compete on the principal competitive factors in our market. In mid-market and enterprise, our primary competitors are Magento (an Adobe company), Salesforce Commerce Cloud, Commercetools, and Shopify Plus. In SMB, our primary competitors are Shopify and WooCommerce.

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

Employees and human capital resources

As of December 31, 2023, we had 1,321 full-time employees, including 393 in cost of sales, 359 in research and development, 369 in sales and marketing and 200 in general and administrative. Of these employees, 934 are in the United States and 387 are in our international locations. We consider our culture and employees to be vital to our success. We have invested substantial time and resources in building our team and culture across all our offices. We are highly dependent on our management, highly-skilled software engineers, and sales personnel, and it is crucial that we continue to attract and retain valuable employees. To facilitate attraction and retention, we strive to make BigCommerce a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.

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

Facilities

Our worldwide corporate headquarters is located in Austin, Texas. It covers 70,682 square feet pursuant to an operating lease that expires in 2028. We also have office locations across the United States and globally, including San Francisco, Los Angeles, Atlanta, London, UK, Kyiv, Ukraine and Sydney, Australia. In October 2023, we entered into an agreement to sublease 32,957 rentable square feet in our Austin location which commenced in January 2024. We currently have approximately 7,583 square feet of our Austin headquarters available for sublease. We believe our current facilities are suitable for the composition of our staff, and additional space is available as needed to accommodate any such expansion of our operations.

Seasonality

We have historically experienced higher revenue in our fourth quarter compared to other quarters in our fiscal year due in part to seasonal holiday demand. Additionally, new product introductions can significantly impact revenue, product costs and operating expenses. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future revenue or financial performance.

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
•
We store and process confidential information, including personal information of our customers and their shoppers. If we or our third-party providers fail to protect the security of this information and/or experience a data security incident, our reputation may be harmed and we may be exposed to material financial penalties and legal liability, which could materially adversely affect our business, results of operations, and financial condition;
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
•
We have identified a material weakness in our internal controls over financial reporting related to information technology general controls. If our remedial measures are insufficient to address the material weakness or one or more additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our ability to report financial information timely and accurately could be adversely affected.
•
If we fail to maintain or grow our brand recognition, our ability to expand our customer base will be impaired and our financial condition may suffer;
•
If we fail to offer high quality support, our business and reputation could suffer;
•
Compliance with ever evolving federal, state, and global laws, regulations and standards relating to the handling of information about individuals, restrictions on cross-border data transfers, rules applicable to digital services, and data localization requirements involves significant expenditure and resources and any failure by us or our vendors to comply may limit the use and adoption of our services, expose us to significant liability, negative publicity, and/or erosion of our trust, which could materially adversely affect our business, results of operations, and financial condition;
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
•
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or preferences, our platform may become less competitive;

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

We have not yet achieved profitability. We incurred net losses of $64.7 million, $139.9 million and $76.7 million for the years ended December 31, 2023, 2022, and 2021 respectively. As of December 31, 2023, we had an accumulated deficit of $594.6 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. While we have announced our intention to prioritize profitability, we intend to continue to invest in sales and marketing efforts and research and development, and we may be unable to achieve profitability on our anticipated timeline. Our decision to prioritize profitability on our planned timeline may not prove successful and may not yield desired outcomes. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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
•
our ability to expand into new markets and internationally; and
•
our ability to earn revenue share and customer referrals from our partner ecosystem.

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

Our success in this enterprise focus will depend on our ability to effectively transition some existing SMB sales and marketing personnel and resources to enterprise. This transition may not be successful. Our expanded enterprise sales and marketing efforts may not succeed in identifying a sufficient volume of quality enterprise opportunities, or may not do so cost effectively. We may not be able to develop the enhanced or specialized features required by current or prospective enterprise accounts in a timely or cost-efficient manner.

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

We have strategic technology partnerships with third parties that pay us a revenue share on their gross sales to our joint customers and/or collaborate to co-sell and co-market BigCommerce to new customers. Certain of those strategic technology partners generate significant revenue for us, including PayPal, Google, and Stripe. While our contracts with strategic technology partners generally limit the ability of such partners to terminate the contract for convenience on short notice, certain of our strategic technology partners have termination for convenience clauses in their contracts with us. Any companies we may acquire may have strategic technology partners, which may be different or competitive with the relationships we have. If our relationships with our strategic technology partners or the partners of companies we acquire are disrupted, we may receive less revenue and incur costs to form other revenue-generating strategic technology partnerships. If our strategic technology partners or the partners of companies we acquire were to be acquired by a competitor or were to acquire a competitor, it could compromise these relationships. This could harm our relationship with our customers, our reputation and brand, and our business and results of operations.

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

We store and process confidential information, including personal information of our customers and their shoppers. If we or our third-party providers fail to protect the security of this information and/or experience a data security incident, our reputation may be harmed and we may be exposed to material financial penalties and legal liability, which could materially adversely affect our business, results of operations, and financial condition.

We rely on onsite and cloud-based computer systems, hardware, software, technology infrastructure and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers collect, maintain, transmit, process or store data about our employees, our partners, our customers, and their shoppers, including personal information, payment card information, and proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). Third-party applications available on our platform and mobile applications may also store Confidential Information. We generally cannot and do not proactively monitor the content that our customers upload or the information provided to us through the applications integrated with our ecommerce platform; therefore, we do not control the substance of the content on our servers, which may include Confidential Information.

Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers are expected to continue to be targeted, as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors such as state-sponsored organizations, attackers, and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (such as viruses, worms, and ransomware), employee theft or misuse, action or inaction by our employees or contractors, human or technological error, denial-of-service attacks, malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products, or services. As a result, despite our efforts to create security barriers to such threats, we cannot entirely mitigate these risks. We and our third-party partners and service providers also may face difficulties or delays in identifying, remediating or otherwise responding to, cyberattacks and other security breaches and incidents. As we rely on third-party and public-cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of Confidential Information. We and certain of our third-party providers have been subject to cyber-attacks and attempts in the past and will continue to be subject to such attacks in the future. Though no such incident to date has had a material impact on our business, we cannot guarantee that we will not experience material or adverse effects from any future incident. We have incurred substantial costs in efforts to protect against and address potential impacts of security breaches and incidents, and anticipate doing so in the future. Nevertheless, while we employ a number of security measures designed to prevent, detect, and mitigate potential harm to our platform, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information could have significant costs, including regulatory enforcement actions, litigation (such as class actions), litigation indemnity obligations, civil or criminal penalties, operational changes, remediation costs, network downtime, increases in insurance premiums, and reputational damage. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition.

Many companies that provide these services have reported a significant increase in cyberattack activity in recent years. Remote and hybrid working arrangements at our company (and at many third-party providers) may also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

Even if a data breach did not arise out of our action or inaction, or if it were to affect one or more of our competitors or our customers’ competitors, rather than us, the resulting concern could negatively affect our customers and our business. Concerns regarding data privacy and security may cause some of our customers to stop using our platform and fail to renew their subscriptions. In addition, failures to meet our customers’ or shoppers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers, and grow our business.

Our failure to comply with legal, contractual, or standards-based requirements around the security of personal information could lead to significant fines and penalties, as well as claims by our customers, their shoppers, or other stakeholders. Moreover, we have acquired and may continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks. When we acquire companies that do not have security measures that are as robust as the measures we have in place, such as Feedonomics, B2B Ninja, or Bundle, the risk of fines and penalties may increase. Any such proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our platform. Additionally, as we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. Compliance with PCI-DSS and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Any material interruptions or failures in our payment related systems could have a material adverse effect on our business, results of operations and financial condition. If there are amendments to PCI-DSS, the cost of compliance could increase and we may suffer loss of critical data and interruptions or delays in our operations as a result. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we could be liable to our partners, the payment card associations, our customers, their shoppers and consumers with whom we have a direct relationship. In addition, we could be subject to fines and higher transaction fees, face regulatory or other legal action, or lose customers. The limitations of liability in our contracts may not be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

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

Any of the above circumstances or events may harm our reputation, cause customers to terminate their agreements with us, impair our ability to grow our customer base, subject us to financial liabilities under our service level agreements, and otherwise harm our business, results of operations, and financial condition.

We have identified a material weakness in our internal controls over financial reporting related to information technology general controls (“ITGCs”). If our remedial measures are insufficient to address the material weakness or one or more additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our ability to report financial information timely and accurately could be adversely affected. Any such occurrence could harm our business and cause investors to lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may decline.

Internal controls related to our information technology systems are critical to maintaining adequate internal controls over financial reporting that provide reasonable assurance with respect to our financial reports. As disclosed in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, in the process of assessing our internal controls over financial reporting, management identified deficiencies in internal controls related to ITGCs that resulted in a material weakness. Specifically, management determined that we did not maintain effective controls over (i) user access to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate personnel; (ii) program change management for financial applications to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) IT operations controls to ensure that critical interface jobs are monitored.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that our internal control over ITGCs was not effective as of December 31, 2023. As described in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, we are implementing additional controls intended to remediate the material weakness.

There can be no assurance that our remediation efforts will be successful. If we are unable to remediate the material weakness timely and sufficiently or are otherwise unable to maintain effective internal controls over financial reporting, our ability to report financial information timely and accurately could be adversely affected, we may fail to meet our reporting requirements, and investors may lose confidence in the accuracy and completeness of our financial reports. As a result, our business may be harmed, and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the SEC.

Our sales cycle with mid-market and enterprise customers can be long and unpredictable, and our sales efforts require considerable time and expense.

The timing of our sales with our mid-market and enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. Mid-market and enterprise customers, particularly those in highly regulated industries and those requiring customized applications, may have a lengthy sales cycle for the evaluation and implementation of our platform. This may cause a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue. We are often required to spend significant time and resources to better educate our potential mid-market and enterprise customers and familiarize them with the platform. The length of our sales cycle for these customers, from initial evaluation to contract execution, is generally three to six months but can vary substantially. On occasion, some customers will negotiate their contracts to include a trial period, delayed payment or a number of months on a promotional basis.

Much of our revenue is generated from the recognition of contract liabilities from contracts entered into during previous periods. Customers often view a subscription to our ecommerce platform and services as a strategic decision with significant investment. As a result, customers frequently require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

•
the effectiveness of our sales force as we hire and train our new salespeople to sell to mid-market and enterprise customers;
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

Our customers rely on our personnel for support related to our subscription and customer solutions. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers, particularly mid-market and enterprise customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new software to existing and new customers could suffer and our reputation with existing or potential customers could be harmed.

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

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. For example, in July 2021, we acquired Feedonomics for total purchase consideration of approximately $146.1 million.

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

As of December 31, 2023, we had net operating loss (“NOL”) carryforwards of approximately $288.0 million and $157.7 million for federal and state tax purposes, respectively, that are available to reduce future taxable income. If not utilized, the federal and state NOL (net operating loss) carryforwards will begin to expire in 2036. As of December 31, 2023, approximately $241.2 million of the federal NOL carryforwards do not expire and will carry forward indefinitely until utilized. As of December 31, 2023, we also had total foreign NOL carryforwards of $46.9 million, which do not expire under local law. As of December 31, 2023, we had research and development tax credit carryforwards of approximately $13.6 million and $7.1 million for federal and state tax purposes, respectively. The federal and state tax credits will begin to expire in 2024. The amount of federal NOLs that do not expire and carryforward indefinitely that we are permitted to deduct in any future taxable year is limited to 80 percent of federal taxable income in the year utilized, where taxable income is determined without regard to the NOL deduction itself.

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

Risks related to our industry and the economy

Compliance with ever evolving federal, state, and global laws, regulations and standards relating to the handling of information about individuals, restrictions on cross-border data transfers, rules applicable to digital services, and data localization requirements involves significant expenditure and resources and any failure by us or our vendors to comply may limit the use and adoption of our services, expose us to significant liability, negative publicity, and/or erosion of our trust, which could materially adversely affect our business, results of operations, and financial condition.

We receive, store, handle, transmit, use and otherwise process business information and information related to individuals, including from and about actual and prospective customers, as well as our employees and service providers. We also depend on a number of third party vendors in relation to the operation of our business, a number of which process data on our behalf.

As a result, we and our vendors are subject to a variety of federal, state, or foreign laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain locations, industries, sectors, and contexts, including the use of the internet as a commercial medium. These requirements could impact taxation, internet neutrality, tariffs, content, copyrights, liability for content, distribution, electronic contracts and other communications, consumer protection, online advertising, and the characteristics and quality of services. Legislators and regulators may make legal and regulatory changes, or apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These laws and regulations and resulting increased costs could materially harm our business, results of operations, and financial condition.

Laws and regulations governing data privacy are constantly evolving. Many of these laws and regulations, including the European Union’s General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation (“UK GDPR”) and United States state privacy laws, including the California Consumer Privacy Act (the “CCPA”), contain detailed requirements regarding collecting and processing personal information, restrict the use and storage of such information, and govern the need for consumer consent for certain types of processing. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. For example, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and will soon be enforceable in several other states as well. These laws and regulations could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), to control our costs by using certain vendors or service providers, and to offer certain services in certain jurisdictions. Such laws and regulations could also restrict our customers’ ability to run their businesses; for example, by limiting their ability to effectively market to interested shoppers. This could reduce our revenue and the general demand for our services.

In addition, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. We make public statements about our use and disclosure of personal data through our data privacy policies that are posted on our websites. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.

The EU GDPR and UK GDPR impose specific requirements for transferring personal information (including allowing remote access) outside the EEA and the UK. We currently rely on the EU-US Data Privacy Framework (“DPF”), the UK Extension to the DPF and

the Swiss-US DPF to transfer data from the EEA, UK and Switzerland (respectively) to the U.S. We also rely on the 2021 European Commission SCCs and the UK Addendum to such SCCs for international data transfers occurring intragroup and with third parties. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, the DPF Adequacy Decision to be challenged, and transfers from the EEA and the UK to the U.S. and to other jurisdictions to continue being subject to enhanced scrutiny by regulators. This may impact our platform, services and the business tools we use, require us to make operational changes, incur additional costs and subject us to complaints and/or regulatory investigations or fines.

We are also subject to evolving global privacy laws on cookies, tracking technologies and e-marketing with courts and regulatory decisions driving increased attention in this regard. These laws require informed consent for the placement of tracking technologies, cookies or similar technologies on an individual’s device and for direct marketing, with specific conditions for obtaining valid consent, such as a prohibition on pre-checked options. In light of the complex and evolving nature of these laws and the associated regulatory landscape, there can be no assurances that we will be successful in our efforts to comply and any violations or perceived violations could result in regulatory investigations, fines, orders to cease or change our use of such technologies, as well as civil claims including class actions, and reputational damage.

In addition, our business operations are or may become subject to EU regulations governing digital services and use of artificial intelligence. For example, the EU Digital Services Act (the “DSA”) came into force on November 16, 2022, with the majority of substantive provisions starting to take effect on February 17, 2024. Amongst other things, the DSA requires hosting providers to designate a legal representative in the EU, set out any restrictions they impose on the use of their services in their terms and conditions and implement a mechanism which allows third parties to notify the presence of allegedly online content. The DSA may increase our compliance costs, require changes to our processes, operations, and business practices and may otherwise adversely affect our business, operations and financial condition. Failure to comply with the DSA can result in fines of up to 6% of the total annual worldwide turnover and recipients of services have the right to seek compensation from providers in respect of damage or loss suffered due to providers’ infringement of the DSA.

Furthermore, there has been significant scrutiny on the use of personal data in artificial intelligence and modeling globally. On April 25, 2023 a joint statement was issued by US federal regulators indicating their intent to enforce the law as it related to AI. Additionally, on October 30, 2023 the Biden Administration released an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which provided agencies direction on implementation of rule making with regard to AI within their agencies. In Europe the EU Artificial Intelligence Act (“EU AI Act”), establishes a comprehensive, risk-based governance framework for AI developed, used or provided in the EU market. The EU AI Act is expected to enter into force in 2024, with the majority of substantive requirements applying two years later. Once fully applicable, it will have a material impact on the way AI is regulated in the EU. Significant legal development globally in the area of AI and data modeling may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the case of the two most recent fiscal years, approximately 24 percent of our revenue has been generated from customers outside the United States. We currently have locations in the United States, Australia, the United Kingdom (“UK”), and Ukraine. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful.

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

•
risks related to global health epidemics, including restrictions on our ability and our customers’ ability to travel, disruptions in our customers’ ability to distribute products, and temporary closures of our customers’ facilities;

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

We have previously adjusted our pricing levels and may in the future need to reduce or change our pricing model to remain competitive.

We price our subscriptions based on a combination of transaction and order volume, and feature functionality. In 2023 we adjusted our pricing levels and expect that we may need to change our pricing again in the future. As new or existing competitors introduce products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. While we believe that recent pricing changes will prove competitive, in the future, mid-market and enterprise customers may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results, and financial condition.

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

On September 14, 2021, we issued $345.0 million in aggregate principal amount of our 0.25 percent Convertible Notes (the “Convertible Notes”). Our ability to service our obligations under the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets or obtaining debt financing or equity capital on terms that may be onerous or highly dilutive. Furthermore, our existing indebtedness may limit our ability to incur additional indebtedness on favorable terms or at all.

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

As of December 31, 2023, we had approximately 76.4 million shares of Series 1 common stock and no shares of Series 2 common stock outstanding. Series 1 common stock is referred to as common stock throughout, unless otherwise noted. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

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

As our customer base continues to grow, we will need to expand our services and other personnel, and maintain and enhance our partnerships, to provide a high level of customer service. We also will need to manage our sales processes as our sales personnel and partner network continue to grow and become more complex, and as we continue to expand into new geographies and markets. If we do not effectively manage this increasing complexity, the quality of our platform and customer service could suffer, and we may not be able to adequately address competitive challenges. These factors could impair our ability to attract and retain customers and expand our customers’ use of our platform.

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

From time to time, we may need to streamline our organization and adjust the size and structure of our workforce to ensure we achieve our priorities and objectives. In December 2022 and November 2023, we implemented reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could, in turn, adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Any of these impacts could also adversely affect our reputation as an employer, make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the restructuring.

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

We have historically operated a strategic development center in Ukraine where we employed 64 individuals as of December 31, 2023. We have also invested significant resources in Ukraine over the last several years. As a result, warfare, political turmoil or terrorist attacks in Ukraine could negatively affect our Ukrainian operations and our business.

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

The war between Russia and Ukraine has resulted in the imposition of sanctions by the United States, other North Atlantic Treaty Organization member states, as well as non-member states against Russia, certain Russian citizens, and enterprises. More generally, the war has led to and could lead to further disruptions in the global financial markets and economy, including, without limitation, currency volatility, inflation and instability in the global capital markets. In addition, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions being levied by the United States, European Union and other countries against Russia, with additional potential sanctions threatened and/or proposed. Russia’s military incursion and the resulting sanctions could adversely affect the global economy and financial markets and thus could affect our business, operations, operating results and financial condition as well as the price of our common stock. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. The war between Russia and Ukraine could draw military or other intervention from additional countries, which could lead to a much larger war and/or additional sanctions imposed by the United States and other governments that restrict business with specific persons, organizations or countries with respect to certain products or services. Any such disruptions or escalations caused by Russian military action or resulting sanctions may magnify the impact of other risks described herein.

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

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and significantly reformed the Code. The TCJA, among other things: includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future NOL carryforwards as described above, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a partially territorial system. Although substantial guidance under the TCJA has been provided by the tax authorities, additional future guidance may be published and could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. Furthermore, the recently enacted Inflation Reduction Act introduced, among other changes, a 15 percent corporate minimum tax on certain United States corporations and a 1 percent excise tax on certain stock redemptions by United States corporations. The impact of this tax legislation on holders of our common stock is uncertain and could be adverse. The U.S. government may enact further significant changes to the taxation of business entities, which may materially affect our effective tax rates, cash flows or results of our operations.

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
•
in certain cases, the approval of holders representing at least 66 2⁄3 percent of the total voting power of the shares entitled to vote generally in the election of directors will be required for stockholders to adopt, amend or repeal our bylaws, or amend or repeal certain provisions of our certificate of incorporation;
•
no cumulative voting;
•
the required approval of holders representing at least 66 2⁄3 percent of the total voting power of the shares entitled to vote at an election of the directors to remove directors; and
•
the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our governing body.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan based on National Institute of Standards and Technology (NIST) 800-61.

We design and assess our program based on a combination of the International Organization for Standardization (ISO) 27001, Center for Internet Security (CIS) 18, and the National Institute of Standards and Technology Cybersecurity Framework (NIST). This does not imply that we meet any particular technical standards, specifications, or requirements of these frameworks, only that we use these standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes but is not limited to:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
an annual tabletop exercise conducted by a third party to simulate a cyber emergency and practice our response to such a scenario;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for relevant service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors and Audit Committee jointly oversee management’s implementation of our security organization, which is charged with assessing and taking steps to mitigate the data privacy and cybersecurity risks that we face as a software-as-a-service platform.

The Board and Audit Committee receive regular reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also regularly receives briefings from management on our cyber risk management program. Board and Committee members receive presentations on cybersecurity topics from our Chief Technology Officer and others within the Chief Technology Officer’s team, as well as other internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Chief Technology Officer and the Chief Technology Officer’s team are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes decades of experience across several public companies, including in the IT, cybersecurity, retail, and financial industries.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

Our principal executive offices are located in Austin, Texas. We lease approximately 70,682 square feet of office space under a lease agreement with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional two, five-year terms. We have made the decision to put approximately 40,540 square feet, up for sub-lease. In October 2023, we entered into an agreement to sublease 32,957 square feet in our Austin location which commenced in January 2024 with an initial term of 12 months. We also lease office space in San Francisco, California; Los Angeles, California; Atlanta, Georgia; Kyiv, Ukraine Sydney, Australia; and London, United Kingdom. We believe our current facilities are suitable for the composition of our staff and additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “BIGC” since August 5, 2020. Prior to that date, there was no public trading market for our common stock. As of December 31, 2023, we had 178 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street names by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Sales of Unregistered Securities

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the year ended December 31, 2023.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 5, 2020 (our first day of trading) and December 31, 2023, with the cumulative total return of (i) the S&P 500 Index, (ii) the NASDAQ Computer Index and (iii) the Russell 2000 Index. In fiscal year 2023, we included the Russell 2000 Index in our performance graph as this metric will be included in the calculation of performance based equity awards starting in fiscal 2024. This graph assumes the investment of $100 on August 5, 2020, our first day of trading, in our common stock at the closing price of $72.27 per share, the S&P 500 Index, the NASDAQ Computer Index, and the Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Issuer Purchases of Equity Securities

There were no share repurchases of our common stock for the three months ended December 31, 2023 .

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of online stores by delivering a unique combination of ease-of-use, enterprise functionality, composability and flexibility. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline POS systems. Our strategy is to provide the world’s best combination of freedom of choice and flexibility in a multi-tenant SaaS platform. We describe this strategy as “Open SaaS.” As of December 31, 2023, we served 5,994 enterprise accounts.

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

We offer access to our platform on a subscription basis. We serve customers with subscription plans tailored to their size and feature needs. For our larger customers, our Enterprise plan offers our full feature set at a subscription price tailored to each business. For SMBs, BigCommerce Essentials offers three retail plans: Standard, Plus, and Pro, priced at $29, $79, and $299 per month when pre-paid annually, or $39, $105, and $399 per month, when paid monthly, respectively. Our Essentials plans include GMV thresholds with programmatic upgrades built in as merchants exceed each plan’s threshold.

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

Our business has achieved significant growth since our inception. We had total revenue of $309.4 million, $279.1 million and $219.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. We plan to continue to invest in our “Open SaaS” strategy, building new partnerships and continuing to develop a platform that offers best-of-breed functionality with the cost-effectiveness of multi-tenant SaaS. As we work to develop and deliver this platform for our customers, we will also invest and grow our business by acquiring additional customers to our platform, growing our revenue with existing customers, cross-selling owned and partner solutions to existing customers, expanding our presence in new markets and geographies, and considering targeted acquisitions that can enhance our service to customers.

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

Acquisition of new customers

The growth of our customer base is important to our continued revenue growth. We believe we are positioned to grow through a combination of our own marketing and sales initiatives, customer referrals from our agency and technology partners, and word-of-mouth referrals from existing customers.

We believe we have a substantial opportunity to serve a larger number of customers as ecommerce continues to grow around the world by extending into new and emerging business units within ecommerce. The following lines of business are significant areas of potential growth and strategic focus for us:

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
•
B2B. A portion of our customers use BigCommerce primarily for B2B sales. In many cases, these customers’ needs are met using our native functionality, including B2B features like customer groups and price lists. In other cases, these customers use BigCommerce’s purpose-built B2B Edition, which augments our Enterprise plan with dedicated B2B features like invoicing, quotes, and buyer approval workflows. Over time, we intend to add more B2B functionality to both the BigCommerce Apps Marketplace and our native feature set.
•
Composable commerce. Composable gives merchants the freedom to mix, match and combine best-in-breed tech vendors to create a customized and robust technology stack. With our open commerce approach and commitment to MACH Alliance principles. B2C and B2B merchants can make smart technology investments that are agile, functional, and flexible. In an unpredictable economy, flexibility and composability are especially important. Our open platform lets merchants build the technology stack that best serves their needs and delivers an incredible shopping experience for their customers.
•
Headless commerce. This refers to businesses whose technology strategy is to decouple their front-end customer experience technology from their back-end commerce platform. In terms of online strategy, these companies are typically brand, marketing, or experience-led. We serve headless use cases well due to years of investment in our platform APIs and integration capabilities. Pre-built integrations connect our platform with leading CMSs such as Acquia, Adobe, Bloomreach, Drupal, Sitecore, and WordPress.

Retention and growth of our existing customers

We believe our long-term revenue growth is correlated with the growth of our existing customers’ ecommerce businesses. We continue to invest in product functionality to maximize customer success and retention. Our revenue grows with that of our customers. As they generate more online sales, we generate more subscription revenue through automated sales-based upgrades on our Essentials plans and order adjustments on our Enterprise plans. Typical Enterprise contracts have terms ranging from 12 to 36 months and do not include the ability to terminate for convenience.

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

Successful rollout of new geographies

Our current operations are international in scope, and we plan further geographic expansion. We believe our platform can compete successfully around the world. We enhance usability in new geographies by translating our control panel into local languages and enabling the integration of local payment processors. We support the growth of mid-market and enterprise customers around the world by expanding our regional sales and marketing capabilities.

Evolution of our technology partner ecosystem

A key part of our strategy is to build a thriving technology partner ecosystem. We focus on collaborating with, not competing against, partners in our ecosystems. This strategy contrasts with our largest competitors, who operate software stacks with multiple vertically integrated adjacent services that potentially compete with offerings from technology partners in their ecosystems. Our customers benefit from the expertise and best-of-breed offerings of our partners, the flexibility to choose without penalty the best offerings for their needs, and the tailored programs developed with our strategic partners. Through significant investment, we have developed a marketplace of integrated application and technology solutions that is one of the largest of any ecommerce platform. Our partners currently offer more than 1300 pre-built applications and integrations spanning major categories relevant to ecommerce, including shipping, tax, accounting and ERP, marketing, fulfillment, cross-channel commerce, and POS systems, with additional applications and integrations for merchandising, locations, and payments. We intend to grow partner-sourced revenue by expanding the value and scope of existing partnerships, selling and marketing partner solutions to our customer base, and acquiring and cultivating new, high-value relationships. Partner referrals of customers are increasingly becoming an efficient customer acquisition strategy for us as we expand our programs for cross-marketing and cross-selling with our partners.

Business metrics

We review the following business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our business metrics may not correspond with increases or decreases in our revenue. As an example, some of our business metrics include annual revenue run-rate, subscription annual revenue run rate, average revenue per account, lifetime value (“LTV”) to customer acquisition costs (“CAC”) and others are calculated as of the end of the last month of the reporting period.

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

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of December 31, 2023, includes all subscription solutions and professional services billed between January 1, 2023, and December 31, 2023. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

Lifetime value to customer acquisition costs

We measure the efficiency of new customer acquisition by comparing the lifetime value of newly-acquired customers to the customer acquisition costs of the associated time period to get an “LTV:CAC ratio.” We calculate LTV as gross profit from new sales during the four quarters of any given year divided by the estimated future subscription churn rate. We calculate CAC as total sales and marketing expense incurred during the associated preceding four quarters. New SMB, Mid-Market and Enterprise customers were added at an estimated LTV:CAC ratio of 3.5:1 and 3.8:1 for the years ended December 31, 2023 and 2022, respectively.

Enterprise Account metrics

To measure the effectiveness of our ability to execute against our growth strategy, particularly within the mid-market and enterprise lines of business, we calculate ARR attributable to Enterprise Accounts. We define Enterprise Accounts as accounts with at least one unique Enterprise plan subscription or an enterprise level feed management subscription (collectively “Enterprise Accounts”). These accounts may have more than one Enterprise plan or a combination of Enterprise plans and Essentials plans.

The chart below illustrates certain of our key business metrics as of the periods ended.

	Year ended December 31,
	2023	2022	2021
Total ARR (in thousands)	$336,541	$311,670	$268,665
Subscription ARR (in thousands)	$256,412	$238,395	$203,743
Enterprise account metrics:
Number of enterprise accounts	5,994	5,786	5,036
ARR attributable to enterprise accounts (in thousands)	$245,100	$223,964	$172,858
ARR attributable to enterprise accounts as a percentage of Total ARR	73	72	64
ARPA	$40,981	$38,708	$34,324

Net revenue retention

We use net revenue retention (“NRR”) to evaluate our ability to maintain and expand our revenue with our account base of enterprise customers exceeding the ACV threshold over time. The total billings and allocated partner revenue, where applicable, for the measured period are divided by the total billings and allocated partner revenue for such accounts, corresponding to the period one year prior. An NRR greater than 100 percent implies positive net revenue retention. This methodology includes stores added to or subtracted from an account’s subscription during the previous twelve months. It also includes changes to subscription and partner and services revenue billings, and revenue reductions from stores or accounts that leave the platform during the previous one-year period. Net new accounts added after the previous one-year period are excluded from our NRR calculations. NRR for enterprise accounts was 100 percent and 111 percent for years ended December 31, 2023 and 2022, respectively. We update our reported NRR at the end of each fiscal year and do not report quarterly changes in NRR.

Components of results of operations

Revenue

We generate revenue from two sources: (1) subscription solutions revenue and (2) partner and services revenue.

Subscription solutions revenue consists primarily of platform subscription fees from plans and recurring professional services. Subscription solutions are charged monthly, quarterly, or annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Our

Enterprise plan contracts are generally for a fixed term of 12 to 36 months and are non-cancelable. In the first half of 2023, we implemented a new pricing strategy that provided enterprise merchants a discount for a period of time from their contractual monthly fee. Prior to this new strategy, certain enterprise agreements contain promotional periods. Under both models, merchants have full access to the functionality of our platform upon contract execution, and revenue is recognized ratably over the contract life. Our retail plans are generally month-to-month contracts. Monthly subscription fees for Pro and Enterprise plans are adjusted if a customer’s GMV or orders processed are outside of specified plan thresholds on a trailing twelve-month basis. Fixed monthly fees and any transaction charges related to subscription solutions are recognized as revenue in the month they are earned.

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

Cost of revenue

Cost of revenue consists primarily of: (1) personnel-related costs (including stock-based compensation expense and associated payroll costs) for our customer success teams, (2) costs that are directly related to hosting and maintaining our platform, (3) fees for processing customer payments, (4) personnel and other costs related to feed management, and (5) allocated costs, such as, depreciation, technology and facility costs. We expect that cost of revenue will increase in absolute dollars, but may fluctuate as a percentage of total revenue from period to period.

As a result of our growth plans and integration of our previously acquired businesses, we have incurred expenses for equity and cash retention awards and amortization of purchased intangibles.

Sales and marketing

Sales and marketing expenses consist primarily of: (1) personnel-related expenses (including stock-based compensation expense and associated payroll costs), (2) sales commissions, (3) marketing programs, (4) travel-related expenses, and (5) allocated overhead sales and support costs such as technology and facility costs. We focus our sales and marketing efforts on creating sales leads and establishing and promoting our brand. We plan to increase our investment in sales and marketing by executing our go-to-market strategy globally and building our brand awareness. Incremental sales commissions for new customer contracts are deferred and amortized ratably over the estimated period of our relationship with such customers. We expect our sales and marketing expenses will increase in absolute dollars, but will decrease as a percentage of total revenue over time.

Research and development

Research and development expenses consist primarily of personnel-related expenses (including stock-based compensation expense and associated payroll costs) incurred in maintaining and developing enhancements to our ecommerce platform and allocated overhead costs. Software development costs associated with internal use software which are incurred during the application development phase and meet other requirements are capitalized.

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

General and administrative

General and administrative expenses consist primarily of: (1) personnel-related expenses (including stock-based compensation expense and associated payroll costs) for finance, legal and compliance, and human resources, (2) external professional services, and (3) allocated overhead costs, such as technology and facility costs. We expect our general and administrative expenses to increase in absolute dollars but will decrease as a percent of revenue.

Acquisition related expenses

Acquisition related expenses consists of cash payments for third-party acquisition costs and other acquisition related expenses, including contingent compensation arrangements entered into in connection with acquisitions.

Amortization of intangible assets

Amortization of intangible assets consist of amortization of acquired intangible assets which were recognized as a result of business combinations and are being amortized over their expected useful life.

Restructuring charges

Restructuring charges are comprised of costs incurred as a result of our 2023 and 2022 Restructures as well as an impairment of the right-of-use assets triggered by our decision to cease using a significant portion of certain leased facilities as a result of the 2022 Restructure. As a part of our effort to drive improved results and evolve our go to market approach, in September 2023, we commenced a restructuring, the 2023 Restructure, that affected approximately 7 percent of our global workforce. While headcount and non-headcount reductions impact all teams across our company, we expect to see the largest improvement in margins reflected in sales and marketing expenses.

Interest income

Interest income is earned on our cash, cash equivalents and marketable securities.

Interest expense

Interest expense consists primarily of the interest expense from the amortization of the debt issuance costs and coupon interest attributable to our convertible note issued in 2021, as well as interest associated with a financing agreement entered into in the first half of 2023.

Other expenses

Other expenses, net primarily consists of loss from share issuance related to the Bundle acquisition and foreign currency translation adjustments.

Benefit (provision) for income taxes

Our benefit for income taxes consists primarily of deferred income taxes associated with amortization of tax deductible goodwill and a tax benefit related to the reduction of the valuation allowance due to the purchase of Makeswift during the year as well as current income taxes related to certain foreign and state jurisdictions in which we conduct business. For U.S. federal income tax purposes and in certain foreign and state jurisdictions, we have NOL carryforwards. The foreign jurisdictions in which we operate have different statutory tax rates than those of the United States. Additionally, certain of our foreign earnings may also be currently taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, applicability of any valuation allowances, and changes in tax laws in jurisdictions in which we operate.

Results of operations

The following table summarizes our historical consolidated statement of operations data. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Revenue	$309,394	$279,075	$219,855
Cost of revenue (1)(2)	74,202	69,980	48,479
Gross profit	235,192	209,095	171,376
Operating expenses: (1)(2)
Sales and marketing	140,230	141,342	104,872
Research and development	83,460	88,253	64,547
General and administrative	58,838	69,441	51,317
Acquisition related expenses	10,252	35,216	23,299
Restructuring charges	6,434	7,332	—
Amortization of intangible assets	8,422	8,078	3,284
Total operating expenses	307,636	349,662	247,319
Loss from operations	(72,444)	(140,567)	(75,943)
Interest income	11,493	4,198	130
Interest expense	(2,884)	(2,828)	(828)
Other expenses	(836)	(227)	(70)
Loss before provision for income taxes	(64,671)	(139,424)	(76,711)
Benefit (provision) for income taxes	0	(495)	34
Net loss	$(64,671)	$(139,919)	$(76,677)
Basic net loss per share	$(0.86)	$(1.91)	$(1.08)
Shares used to compute basic net loss per share	75,143	73,226	70,933

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$4,949	$4,226	$2,122
Sales and marketing	13,474	13,551	9,392
Research and development	13,478	12,388	6,169
General and administrative	9,785	12,821	8,851
Total stock-based compensation expense and associated payroll tax costs	$41,686	$42,986	$26,534

(2) Amounts include depreciation as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$550	$722	$847
Sales and marketing	612	888	1,030
Research and development	897	404	506
General and administrative	2,000	1,330	484
Total depreciation expense	$4,059	$3,344	$2,867

Revenue by geographic region

The composition of our revenue by geographic region during the years ended December 31, 2023 and 2022, and years ended December 31, 2022 and 2021 were as follows:

	Year ended December 31,		Change		Year ended December 31,		Change
	2023	2022	Amount	Percent	2022	2021	Amount	Percent
	(in thousands)				(in thousands)
Revenue
Americas – U.S.	$236,502	$216,639	$19,863	9.2%	$216,639	$169,737	$46,902	27.6%
Americas – other	14,103	12,124	1,979	16.3	12,124	8,559	3,565	41.7
EMEA	34,661	27,743	6,918	24.9	27,743	20,783	6,960	33.5
APAC	24,128	22,569	1,559	6.9	22,569	20,776	1,793	8.6
Total Revenue	$309,394	$279,075	$30,319	10.9%	$279,075	$219,855	$59,220	26.9%

(1)Americas-other revenue includes revenue from North and South America, other than the U.S.

Comparison of years ended December 31, 2023 and 2022, and the years ended December 31, 2022 and 2021

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Year ended December 31,		Change		Year ended December 31,		Change
	2023	2022	Amount	Percent	2022	2021	Amount	Percent
	(dollars in thousands)
Revenue
Subscription solutions	$229,265	$205,800	$23,465	11.4%	$205,800	$154,933	$50,867	32.8%
Partner and services	80,129	73,275	6,854	9.4	73,275	64,922	8,353	12.9
Total revenue	$309,394	$279,075	$30,319	10.9%	$279,075	$219,855	$59,220	26.9%

Total revenue increased $30.3 million, or 10.9 percent, to $309.4 million for the year ended December 31, 2023 from $279.1 million for the year ended December 31, 2022, due to an increase in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $23.5 million, or 11.4 percent, to $229.3 million for the year ended December 31, 2023 from $205.8 million for the year ended December 31, 2022, primarily due to the increases in mid-market and enterprise customers along with increases from Feedonomics revenue. Partner and services revenue increased $6.9 million, or 9.4 percent, to $80.1 million for the year ended December 31, 2023 from $73.3 million for the year ended December 31, 2022, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Revenue increased $59.2 million, or 26.9 percent, to $279.1 million for the year ended December 31, 2022 from $219.9 million for the year ended December 31, 2021, as a result of increases in both subscription solutions and partner and services revenue as well as revenue pertaining to the acquisition of Feedonomics. Subscription solutions revenue increased $50.9 million, or 32.8 percent, to $205.8 million for the year ended December 31, 2022 from $154.9 million for the year ended December 31, 2021, primarily due to the increase in mid-market and enterprise customers and our international expansion efforts. Feedonomics revenue contributed to an increase of $8.4 million, to $22.8 million in subscription revenue for the year ended December 31, 2022 compared to $14.4 million for the year ended December 31, 2021(this comparable period includes only six months of activity due to the date of acquisition). Partner and services revenue increased $8.4 million, or 12.9 percent, to $73.3 million for the year ended December 31, 2022 from $64.9 million for the year ended December 31, 2021, primarily as a result of increases in revenue-sharing activity with our technology partners and improved monetization of partner revenue share.

Cost of revenue, gross profit, and gross margin

The following table presents our cost of revenue, gross profit, and gross margin for each of the periods indicated:

	Year ended December 31,		Change		Year ended December 31,		Change
	2023	2022	Amount	Percent	2022	2021	Amount	Percent
	(dollars in thousands)
Cost of revenue	$74,202	$69,980	$4,222	6.0%	$69,980	$48,479	$21,501	44.4%
Gross profit	235,192	209,095	26,097	12.5	209,095	171,376	37,719	22.0
Gross margin percentage	76.0%	74.9%			74.9%	77.9%

Cost of revenue increased $4.2 million, or 6.0 percent, to $74.2 million for the year ended December 31, 2023 from $70.0 million for the year ended December 31, 2022, primarily as a result of higher hosting costs of $2.9 million, and $0.9 million of personnel-related costs including stock-based compensation expense and associated payroll costs, and $0.4 million of variable costs. Gross margin increased to 76.0 percent during 2023 from 74.9 percent during 2022, due to increased efficiency in customer service spending.

Cost of revenue increased $21.5 million, or 44.4 percent, to $70.0 million for the year ended December 31, 2022 from $48.5 million for the year ended December 31, 2021, primarily as a result of higher hosting costs of $4.7 million and increases in personnel-related costs of $6.8 million, including stock-based compensation expense, for personnel involved in providing customer support and professional services and Feedonomics related expenses of $10.0 million. Gross margin decreased to 74.9 percent during 2022 from 77.9 percent during 2021.

Operating expenses

The following tables present our operating expenses for each of the periods indicated:

Sales and marketing

	Year ended December 31,		Change		Year ended December 31,		Change
	2023	2022	Amount	Percent	2022	2021	Amount	Percent
	(dollars in thousands)
Sales and marketing	$140,230	$141,342	$(1,112)	(0.8)%	$141,342	$104,872	$36,470	34.8%
Percentage of revenue	45.3%	50.6%			50.6%	47.7%

Sales and marketing expenses decreased $1.1 million, or (0.8) percent, to $140.2 million for the year ended December 31, 2023 from $141.3 million for the year ended December 31, 2022, primarily due to a decrease of $3.7 million in personnel-related costs, including stock-based compensation expense and associated payroll costs, offset by a $2.0 million increase in software spend, $0.5 million increase in marketing spend to support revenue growth, and $0.1 million of variable costs.

Sales and marketing expenses increased $36.5 million, or 34.8 percent, to $141.3 million for the year ended December 31, 2022 from $104.9 million for the year ended December 31, 2021, primarily due to an increase of $14.6 million in personnel-related costs, including stock-based compensation expense, for personnel engaged in acquiring new customers and marketing our products and services. The increase was also attributable to $13.2 million in additional marketing spend to support revenue growth coupled with $7.6 million in sales and marketing spending attributable to the acquisition of Feedonomics.

Research and development

	Year ended December 31,		Change		Year ended December 31,		Change
	2023	2022	Amount	Percent	2022	2021	Amount	Percent
	(dollars in thousands)
Research and development	$83,460	$88,253	$(4,793)	(5.4)%	$88,253	$64,547	$23,706	36.7%
Percentage of revenue	27.0%	31.6%			31.6%	29.4%

Research and development expenses decreased $4.8 million, or (5.4) percent, to $83.5 million for the year ended December 31, 2023 from $88.3 million for the year ended December 31, 2022, primarily due to a decrease in staffing costs of $5.1 million, including stock-based compensation and bonuses, partially offset by an increase in variable spend of $0.3 million.

Research and development expenses increased $23.7 million, or 36.7 percent, to $88.3 million for the year ended December 31, 2022 from $64.5 million for the year ended December 31, 2021, primarily due to higher staffing costs of $15.0 million, including stock-based compensation and bonuses, expenses related to the acquisition of Feedonomics of $9.0 million, offset by a decrease in variable spend of $0.3 million.

General and administrative

	Year ended December 31,		Change		Year ended December 31,		Change
	2023	2022	Amount	Percent	2022	2021	Amount	Percent
	(dollars in thousands)
General and administrative	$58,838	$69,441	$(10,603)	(15.3)%	$69,441	$51,317	$18,124	35.3%
Percentage of revenue	19.0%	24.9%			24.9%	23.3%

General and administrative expenses decreased $10.6 million, or (15.3) percent, to $58.8 million for the year ended December 31, 2023 from $69.4 million for the year ended December 31, 2022. The decrease was primarily due to a $7.0 million decrease in bad debt expense, and a decrease of $6.1 million in personnel-related expense. The decrease was partially offset by a $2.5 million increase in professional services fees, including legal and accounting fees associated with growth in the business.

General and administrative expenses increased $18.1 million, or 35.3 percent, to $69.4 million for the year ended December 31, 2022 from $51.3 million for the year ended December 31, 2021. The increase was primarily due to an increase of $12.2 million in personnel-related expense, including stock-based compensation expense, variable spend associated international expansion growth of $2.6 million and expenses related to the acquisition of Feedonomics of $3.7 million.

Acquisition related expenses

Acquisition related expense decreased by $24.9 million or (70.7) percent to $10.3 million for the year ended December 31, 2023 from $35.2 million for the year ended December 31, 2022.The decrease was primarily attributable to the completion of the recognition period related to the Feedonomics acquisition that occurred in the third quarter of 2023.

Acquisition related expense increased by $11.9 million or 51.1 percent to $35.2 million for the year ended December 31, 2022 from $23.3 million for the year ended December 31, 2021, respectively, primarily as a result of acquisition related compensation in conjunction with our business combinations.

Restructuring charges

Restructuring charges decreased $0.9 million, or (12.3) percent to $6.4 million for the year ended December 31, 2023 from $7.3 million for the year ended December 31, 2022. The current year restructuring included only a reduction in workforce while the prior year included a reduction in workforce as well as an impairment of a right to use asset. There were no restructuring charges recorded for the year ended December 31, 2021.

Interest income

Interest income increased by $7.3 million, or 173.8 percent to $11.5 million for the year ended December 31, 2023 from $4.2 million for the year ended December 31, 2022. This increase was the due to higher yields on our cash equivalents and marketable securities in 2023 primarily as a result of interest rate increases. Interest income was insignificant for the year ended December 31, 2021.

Interest expense

There was no significant change to interest expense during the year ended December 31, 2023.

Interest expense increased to $2.8 million, or 250.0 percent for the year ended December 31, 2022 from $0.8 million for year ended December 31, 2021, primarily as a result of a full year impact of interest expense on convertible debt in 2022.

Benefit (provision) for income taxes

Our provision for income taxes was not material for the years ended December 31, 2023, 2022 and 2021.

Liquidity and capital resources

We have incurred losses since our inception, however we continue to show improvements in losses from operations and operating cash flow, further we believe we have sufficient cash and cash equivalents and marketable securities to continue to fund operations for at least the next 12 months.

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

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In the future, we will continue to work with our customer base to move billings from monthly to annually in efforts to better manage cash flow and reduce churn. Additionally, we may attempt to raise additional capital through additional equity or debt financing. In connection with our acquisition of Feedonomics, we made the final payment of $32.5 million in cash in the third quarter of fiscal year 2023. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected. From time to time, we may seek to repurchase, redeem or otherwise retire our convertible notes through cash repurchases and/or exchanges for equity securities, in open market repurchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(24,243)	$(89,357)	$(40,300)
Net cash provided by (used in) investing activities	2,816	(116,526)	(186,877)
Net cash provided by financing activities	1,242	209	305,274
Net increase (decrease) in cash, cash equivalents and restricted cash	$(20,185)	$(205,674)	$78,097

As of December 31, 2023, we had $271.3 million in cash, cash equivalents, restricted cash, and marketable securities, a decrease of $33.7 million compared to $305.0 million for the year ended December 31, 2022. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.1 million and $1.5 million at December 31, 2023 and December 31, 2022, respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $198.4 million and $211.9 million at December 31, 2023 and December 31, 2022, respectively, consists of investments in corporate and U.S. treasury securities. We maintain cash account balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Operating activities

Net cash used in operating activities for the years ended December 31, 2023, 2022 and 2021 was $24.2 million, $89.4 million and $40.3 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation expense, amortization of discount on debt, provision for expected credit losses, impairment of right-of-use assets, the effect of changes in working capital and in fiscal year 2023 a one-time final payment related to the Feedonomics acquisition.

Investing activities

Net cash provided by investing activities during the year ended December 31, 2023 was $2.8 million. It consisted primarily of the cash paid for an acquisition of $7.9 million, the purchases of marketable securities of $228.3 million and the purchases of property and equipment of $4.2 million, offset by the maturity of marketable securities of $243.2 million.

Net cash used in investing activities during the year ended December 31, 2022 was $116.5 million. It consisted primarily of the cash paid for an acquisition of $0.7 million the purchases of marketable securities of $214.2 million and the purchases of property and equipment of $5.2 million, offset by the maturity of marketable securities of $103.6 million.

Net cash used in investing activities during the year ended December 31, 2021 was $186.9 million. It consisted primarily of the cash paid for an acquisition of $81.1 million, the purchases of marketable securities of $107.0 million and the purchases of property and equipment of $3.3 million, partially offset by the maturity of marketable securities of $4.5 million.

Financing activities

Net cash provided by financing activities during the year ended December 31, 2023 was $1.2 million primarily consisting of an increase in net debt of $0.7 million and issuance of shares of common stock pursuant to the exercise of stock options of $0.5 million.

Net cash provided by financing activities during the year ended December 31, 2022 was $0.2 million. primarily consisting of issuance of shares of common stock pursuant to the exercise of stock options.

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

Indebtedness

2021 Convertible senior notes

In September 2021, we issued $345.0 million principal amount of 0.25 percent Convertible Senior Notes due 2026 (the “Convertible Notes”). The Convertible Notes were issued pursuant to, and are governed by, an indenture (the “Convertible Notes Indenture”), dated as of September 14, 2021, between us and U.S. Bank National Association, as trustee.

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

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Convertible Notes Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the Convertible Notes Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the Convertible Notes Indenture relating to our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of us and our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the Convertible Notes Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Convertible Notes Indenture; (v) certain defaults by us or any of our significant subsidiaries with respect to indebtedness for borrowed money of at least $65.0 million; and (vi) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023 or as of December 31, 2022.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

While our significant accounting policies are described in the notes to our included consolidated financial statements, we believe the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue recognition

We recognize revenue from two sources: (1) subscription solutions revenue and (2) partner and services revenue.

Subscription solutions revenue consists of: (1) platform subscription fees and (2) recurring professional services. We generally recognize platform subscription fees and recurring professional services revenue in the month they are earned. We begin revenue recognition on the date that our service is made available to our customers. Fixed monthly fees and any overage charges related to subscription solutions are recognized as revenue in the month they are earned.

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

Subsequent to our acquisition of Feedonomics in July 2021, subscription revenue also includes revenue from Feedonomics. We recognize revenue from Feedonomics’ technology platform and related services under service contracts which are generally one year or less, and in many cases month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising). Services are performed and fees are determined based on monthly usage and are billed in arrears.

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

Allowance for credit losses

We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for credit losses for accounts receivable deemed uncollectible. We analyze grouped customers by similar risk profiles, along with the invoiced accounts receivable portfolio and unbilled accounts receivable for significant risks, historical collection activity, and an estimate of future collectability to determine the amount that we will ultimately collect. This estimate is analyzed annually and adjusted as necessary.

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

Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Recent accounting pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our included audited consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. An immediate increase or decrease in interest rates of 100 basis points at December 31, 2023 could result in a $2 million market value reduction or increase of the same amount.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the year ended December 31, 2023 were transacted in U.S. dollars. As we expand our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, as we expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates. In particular, in our Mexico, Australia and UK-based operations, we pay payroll and other expenses in Mexican pesos, Australian dollars and British pounds sterling, respectively. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-33 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based on this evaluation, management has concluded that our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15(d) under the Exchange Act) were not effective as of December 31, 2023 because of control deficiencies in our information technology general controls (“ITGC’s”), resulting in the material weakness described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management (under the supervision and with the participation of our principal executive officer and our principal financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment and those criteria, management concluded that, as of December 31, 2023, our internal controls over financial reporting were not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, management identified a material weakness related to information technology general controls that support our financial reporting process. Specifically, management determined that we did not maintain effective controls over (i) user access to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to the appropriate personnel; (ii) program change management for financial applications to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) IT operations controls to ensure that critical interface jobs are monitored. As a result, our related IT dependent manual and application controls that rely upon the affected ITGC’s, or information coming from IT systems with affected ITGC’s were also deemed ineffective.

Notwithstanding the identified material weakness, management does not believe that the deficiencies had an adverse effect on our reported operating results or financial condition, and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition and results of operations at and for the periods presented.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Remediation plan

Management’s renewed emphasis of designing and implementing improved processes and controls will involve but is not limited to the following:

•
completing an IT risk assessment over the systems relevant to our financial reporting processes;
•
revising existing IT entity level policies to better align to the requirements defined by the Sarbanes-Oxley Act;
•
reassessing the design of internal controls related to change management;
•
expanding to management and governance over IT system controls; and
•
implementing additional controls specific to applications that manage the process IT program changes and user access controls.

We are in the process of completing the remediation activities as of the date of this report and believe that upon completion, we will have strengthened our ITGCs to address and successfully remediate the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation activities as early as practicable in fiscal year 2024.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

Except for the material weakness discussed above, there have been no changes in our internal controls over financial reporting that occurred in the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

(a)

On February 28, 2023, the Compensation Committee of our board of directors, following deliberation and peer review with its external compensation consultant, approved the entry into letter agreements (the “Letters,” each a "Letter") with senior executives, including each of our current named executive officers, Brent Bellm, Chief Executive Officer, Robert Alvarez, Chief Financial Officer, Russell Klein, Chief Commercial Officer, Robert Kaloustian, Chief Services Officer, and Brian Dhatt, Chief Technology Officer (collectively, the “Executives”).

Pursuant to the Letters, in the event of an Executive’s termination of employment by us without “cause” or due to the Executive’s resignation for “good reason” (each such term as defined in the Letter), in either case, within three months before or within twelve months (or, for Messrs. Bellm, Alvarez, and Klein, eighteen months) after the consummation of a “change in control” (as defined in the Letter), all of the Executive’s then outstanding and unvested equity awards covering shares of our common stock shall vest in full and, as applicable, become exercisable on the later of (i) the date on which the Executive’s employment terminates (the “Termination Date”) or (ii) the date on which the “change in control” is consummated. The accelerated vesting and exercisability described above will be subject to the applicable Executive’s execution and non-revocation of a general release of claims in favor of us.

The Letter supersedes any prior agreements or arrangements between us and an Executive with respect to the accelerated vesting of any equity awards covering shares of our common stock held by the Executive in connection with a termination of employment (but for clarity does not supersede any existing rights an Executive may, if any to the payment or provision of other types of benefits (excluding equity award acceleration)).

The foregoing description of the Letter is not complete and is subject to and qualified in its entirety by the complete terms of the Letter, a copy of which is included as Exhibit 10.25 to this Form 10-K and is incorporated herein by reference.

(b)

On December 15, 2023, Lisa Eggerton, our chief marketing officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Ms. Eggerton’s 10b5-1 Plan provides for the potential sale of up to 104,646 shares of common stock between March 15, 2024 and September 16, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated by reference.

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement by and among BigCommerce Holdings, Inc, BigCommerce Omni LLC, Feedonomics LLC, and certain other affiliated parties and significant equity holders of Feedonomics LLC, dated July 23, 2021	8-K	001-39423	2.1	July 23, 2021

3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-39423	3.1	August 7, 2020

3.2	Second Amended and Restated Bylaws of the Registrant, as currently in effect	8-K	001-39423	3.2	September 1, 2023

4.1	Indenture, dated September 14, 2021 between Registrant and U.S National Association	8-K	001-39423	4.1	September 15, 2021

4.2	Form of certificate representing the 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	September 15, 2021

4.3**	Description of Registrant's Securities

10.1	Form of Capped Call Confirmation	8-K	001-39423	10.1	September 15, 2021

10.2	Fourth Amended and Restated Investor Rights Agreement, dated as of April 19, 2018	S-1	333-239838	10.1	July 13, 2020

10.3+	Form of Indemnification Agreement for Officers and Directors	S-1/A	333-239838	10.4	July 28, 2020

10.4+	BigCommerce Holdings, Inc. Amended and Restated 2013 Stock Plan (including forms of award agreements thereunder)	S-8	333-242387	4.3	August 7, 2020

10.5+	BigCommerce Holdings, Inc. 2020 Equity Incentive Plan (including forms of award agreements thereunder)	S-8	333-242387	4.4	August 7, 2020

10.6+	BigCommerce Holdings, Inc. 2020 Employee Stock Purchase Plan (including forms of award agreements thereunder)	S-8	333-242387	4.5	August 7, 2020

10.7+	Offer Letter dated May 29, 2015, by and between the Registrant and Brent Bellm	S-1	333-239838	10.12	July 13, 2020

10.8+	Amendment to Offer Letter dated February 12, 2019, by and between the Registrant and Brent Bellm	S-1	333-239838	10.13	July 13, 2020

10.9+	Offer Letter dated May 10, 2018, by and between the Registrant and Lisa Pearson	S-1	333-239838	10.14	July 13, 2020

10.10+	Offer Letter dated September 9, 2016, by and between the Registrant and Brian Dhatt	S-1	333-239838	10.15	July 13, 2020

10.11+	Amendment to Offer Letter dated February 2, 2017, by and between BigCommerce, Inc. and Brian Dhatt	S-1	333-239838	10.16	July 13, 2020

10.12+	Offer Letter dated May 1, 2014, by and between the Registrant and Robert Alvarez	10-Q	001-39423	10.2	May 4, 2022

10.13+	Amendment to Offer Letter dated February 11, 2019, by and between the Registrant and Robert Alvarez	10-Q	001-39423	10.3	May 4, 2022

10.14+	Offer Letter dated October 7, 2015, by and between the Registrant and Russell Klein	10-Q	001-39423	10.4	May 4, 2022

10.15+	Promotion Letter dated December 26, 2017, executed by Russell Klein	10-Q	001-39423	10.5	May 4, 2022

10.16+	Amendment to Offer Letter dated March 2, 2019, by and between the Registrant and Russell Klein	10-Q	001-39423	10.6	May 4, 2022

10.17+	Offer Letter dated April 7, 2021, by and between the Registrant and Robert Kaloustian	10-Q	001-39423	10.7	May 4, 2022

10.18*	Office Lease, dated November 20, 2012, by and between New TPG-Four Points, L.P. and BigCommerce, Inc.	S-1	333-239838	10.17	July 13, 2020

10.19*	First Amendment to Lease, dated February 5, 2018, by and between G&I VII Four Points LP and BigCommerce, Inc.	S-1	333-239838	10.18	July 13, 2020

10.20*	Second Amendment to Lease, dated October 4, 2018, by and between G&I VII Four Points LP and BigCommerce, Inc.	S-1	333-239838	10.19	July 13, 2020

10.21^	PayPal Commerce Platform Global Partner Agreement, dated January 1, 2020, by and among PayPal, Inc., PayPal Pte. Ltd, BigCommerce, Inc., BigCommerce Pty Ltd, BigCommerce UK Ltd, and BigCommerce Software Ireland Limited	S-1	333-239838	10.20	July 13, 2020

10.22+	BigCommerce Holdings, Inc. 2022 Executive Bonus Plan	10-K	001-39423	10.16	March 1, 2022

10.23+	BigCommerce Holdings, Inc, 2021 Executive Bonus Plan	10-K	001-39423	10.18	February 26, 2021

10.24+	Form of Severance Letter Agreement, dated August 9, 2022	8-K	001-39423	10.1	August 12, 2022

10.25+	Form of Equity Acceleration Letter, dated February 28, 2023	10-K	001-39423	10.25	March 1, 2023

10.26**	Promotion Letter dated June 12, 2023, executed by Daniel Lentz

21.1**	List of Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	BigCommerce Holdings, Inc. Policy For Recovery of Erroneously Awarded Compensation

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in the Exhibit)

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

* Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. We hereby agree to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

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

BIGCOMMERCE HOLDINGS, INC.

Date: February 29, 2024	By:	/s/ Brent Bellm
Brent Bellm
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brent Bellm	President, Chief Executive Officer and Director	February 29, 2024
Brent Bellm	(Principal Executive Officer)

/s/ Daniel Lentz	Chief Financial Officer	February 29, 2024
Daniel Lentz	(Principal Financial Officer)

/s/ Hubert Ban	Senior Vice President	February 29, 2024
Hubert Ban	(Principal Accounting Officer)

/s/ Lawrence Bohn	Director	February 29, 2024
Lawrence Bohn

/s/ Donald E. Clarke	Director	February 29, 2024
Donald E. Clarke

/s/ Sally Gilligan	Director	February 29, 2024
Sally Gilligan

/s/ Satish Malhotra	Director	February 29, 2024
Satish Malhotra

/s/ Jeff Richards	Director	February 29, 2024
Jeff Richards

/s/ Ellen F. Siminoff	Director	February 29, 2024
Ellen F. Siminoff

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BigCommerce Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BigCommerce Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matter

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

Revenue Recognition Assessment of Collectability for Revenue and Unbilled Receivables
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company’s arrangements with merchants may include promotional or discounted periods, which results in a contract asset. The Company constrains revenue as well as maintains an allowance for estimated credit losses to address collectability risk. Judgement exists in assessing the assumptions which are used in estimating constrained revenue and credit losses related to these arrangements, including forecasting future economic conditions and identifying the distinction between constrained revenue and credit losses.

Auditing the Company’s recognition of revenue and estimated credit losses was complex because of the management judgements required in the estimation of constrained revenue and credit losses.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, testing the underlying data used in the calculations and evaluating the significant assumptions used by management for assessing the collectability of the arrangements to estimate constrained revenue and credit losses. For example, we selected a sample of customers to confirm the terms of the agreements and receivable balances. As a result of a material weakness related to information technology general controls, we increased the extent of our procedures to test the completeness and accuracy of the data used in the calculation of the estimated constrained revenue and credit losses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Austin, Texas

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BigCommerce Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BigCommerce Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, BigCommerce Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to information technology general controls in the areas of user access, program change management, and information technology operations for information systems and applications that are relevant to the preparation of the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 29, 2024, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Austin, Texas

February 29, 2024

BigCommerce Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,	December 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$71,719	$91,573
Restricted cash	1,126	1,457
Marketable securities	198,415	211,941
Accounts receivable, net	37,713	35,072
Prepaid expenses and other assets, net	24,733	28,033
Deferred commissions	8,280	6,171
Total current assets	341,986	374,247
Property and equipment, net	10,233	9,083
Operating lease, right-of-use-assets	4,405	5,887
Prepaid expenses, net of current portion	1,240	470
Deferred commissions, net of current portion	7,056	7,037
Intangible assets, net	27,052	27,583
Goodwill	52,086	49,749
Total assets	$444,058	$474,056
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,982	$7,013
Accrued liabilities	2,652	2,937
Deferred revenue	32,242	17,783
Current portion of debt	547	0
Current portion of operating lease liabilities	2,542	2,609
Other current liabilities	24,785	48,444
Total current liabilities	70,750	78,786
Long-term portion of debt	339,614	337,497
Operating lease liabilities, net of current portion	7,610	10,008
Other long-term liabilities, net of current portion	551	2,093
Total liabilities	418,525	428,384
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000 shares authorized at December 31, 2023 and 2022, respectively; 76,410 and 73,945 shares issued and outstanding at December 31, 2023 and 2022, respectively.	7	7
Additional paid-in capital	620,021	576,851
Accumulated other comprehensive gain (loss)	163	(1,199)
Accumulated deficit	(594,658)	(529,987)
Total stockholders’ equity	25,533	45,672
Total liabilities and stockholders’ equity	$444,058	$474,056

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenue	$309,394	$279,075	$219,855
Cost of revenue (1)(2)	74,202	69,980	48,479
Gross profit	235,192	209,095	171,376
Operating expenses: (1)(2)
Sales and marketing	140,230	141,342	104,872
Research and development	83,460	88,253	64,547
General and administrative	58,838	69,441	51,317
Acquisition related expenses	10,252	35,216	23,299
Restructuring charges	6,434	7,332	0
Amortization of intangible assets	8,422	8,078	3,284
Total operating expenses	307,636	349,662	247,319
Loss from operations	(72,444)	(140,567)	(75,943)
Interest income	11,493	4,198	130
Interest expense	(2,884)	(2,828)	(828)
Other expenses	(836)	(227)	(70)
Loss before provision for income taxes	(64,671)	(139,424)	(76,711)
Benefit (provision) for income taxes	0	(495)	34
Net loss	$(64,671)	$(139,919)	$(76,677)
Basic net loss per share	$(0.86)	$(1.91)	$(1.08)
Shares used to compute basic net loss per share	75,143	73,226	70,933

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Year ended December 31,
	2023	2022	2021
Cost of revenue	$4,949	$4,226	$2,122
Sales and marketing	13,474	13,551	9,392
Research and development	13,478	12,388	6,169
General and administrative	9,785	12,821	8,851

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended December 31,
	2023	2022	2021
Net loss	$(64,671)	$(139,919)	$(76,677)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	1,362	(1,008)	(191)
Total comprehensive loss	$(63,309)	$(140,927)	$(76,868)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	69,512	$7	$530,143	$(313,391)	$0	$216,759
Proceeds from exercise of stock options	2,427	0	6,540	0	0	6,540
Release of restricted stock units	337	0	0	0	0	0
Issuance of common stock as consideration for an acquisition	35	0	2,003	0	0	2,003
Stock-based compensation	0	0	25,424	0	0	25,424
Purchase of capped call	0	0	(35,570)	0	0	(35,570)
Total other comprehensive loss	0	0	0	0	(191)	(191)
Net loss	0	0	0	(76,677)	0	(76,677)
Balance at December 31, 2021	72,311	$7	$528,540	$(390,068)	$(191)	$138,288
Proceeds from exercise of stock options	763	0	$436	$0	$0	$436
Release of restricted stock units	518	0	0	0	0	0
Issuance of common stock as consideration for an acquisition	353	0	5,543	0	0	5,543
Stock-based compensation	0	0	42,332	0	0	42,332
Total other comprehensive loss	0	0	0	0	(1,008)	(1,008)
Net loss	0	0	0	(139,919)	0	(139,919)
Balance at December 31, 2022	73,945	$7	$576,851	$(529,987)	$(1,199)	$45,672
Proceeds from exercise of stock options	936	$0	$3,849	$0	$0	$3,849
Release of restricted stock units	1,386	0	(3,281)	0	0	(3,281)
Issuance of common stock as consideration for an acquisition	143	0	1,417	0	0	1,417
Stock-based compensation	0	0	41,185	0	0	41,185
Total other comprehensive income	0	0	0	0	1,362	1,362
Net loss	0	0	0	(64,671)	0	(64,671)
Balance at December 31, 2023	76,410	$7	$620,021	$(594,658)	$163	$25,533

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2023	2022	2021

Cash flows from operating activities
Net loss	$(64,671)	$(139,919)	$(76,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,480	11,421	6,151
Amortization of discount on debt	1,976	1,960	574
Stock-based compensation expense	41,185	42,332	25,424
Provision for expected credit losses	805	8,244	3,474
Impairment of right-of-use assets	70	3,763	0
Other	167	0	0
Changes in operating assets and liabilities:
Accounts receivable	(3,877)	(20,337)	(17,279)
Prepaid expenses	2,063	(1,134)	(2,413)
Deferred commissions	(2,128)	(3,463)	(3,525)
Accounts payable	962	(1,198)	2,137
Accrued and other liabilities	(25,836)	3,669	20,437
Deferred revenue	12,561	5,305	1,397
Net cash used in operating activities	(24,243)	(89,357)	(40,300)
Cash flows from investing activities:
Cash paid for business combinations	(7,891)	(696)	(81,067)
Purchase of property and equipment	(4,179)	(5,196)	(3,304)
Maturity of marketable securities	243,167	103,550	4,500
Purchase of marketable securities	(228,281)	(214,184)	(107,006)
Net cash provided by (used in) investing activities	2,816	(116,526)	(186,877)
Cash flows from financing activities:
Payment of debt issuance costs	0	0	(10,037)
Purchase of capped calls	0	0	(35,570)
Proceeds from exercise of stock options	3,849	209	5,881
Taxes paid related to net share settlement of stock options	(3,294)	0	0
Repayment of debt	(394)	0	0
Proceeds from debt	1,081	0	345,000
Net cash provided by financing activities	1,242	209	305,274
Net change in cash and cash equivalents and restricted cash	(20,185)	(205,674)	78,097
Cash and cash equivalents and restricted cash, beginning of period	93,030	298,704	220,607
Cash and cash equivalents and restricted cash, end of period	$72,845	$93,030	$298,704
Supplemental cash flow information:
Cash paid for interest	$894	$903	$0
Cash paid for taxes	$583	$32	$0
Noncash investing and financing activities:
Changes in capital additions, accrued but not paid	$168	$0	$0
Fair value of shares issued as consideration for business combinations	$1,417	$5,388	$2,003
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheet to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$71,719	$91,573	$297,561
Restricted cash	1,126	1,457	1,143
Total cash, cash equivalents and restricted cash	$72,845	$93,030	$298,704

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Notes to Consolidated Financial Statements

1. Overview

BigCommerce Holding’s Inc. (the “Company”) is leading a new era of ecommerce. The Company’s software-as-a-service (“SaaS”) platform simplifies the creation of engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. The Company empowers both its customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline point-of-sale systems.

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

The Company recorded contract assets in Prepaid expenses and other assets, net in the consolidated balance sheet as of December 31, 2023. In order to conform to the presentation of the consolidated balance sheet as of December 31, 2023, the Company reclassified $16.8 million from Accounts receivable, net to Prepaid expenses and other current assets, net in the consolidated balance sheet as of December 31, 2022. The reclassification has no impact on the Company’s net loss for the years ended December 31, 2023 and 2022.

In December 2022, the Company had a reduction in force event that eliminated certain positions and changed the reporting hierarchy and job responsibilities for certain people in its general and administrative function. This resulted in the expense related to these individuals being classified as sales and marketing expenses, when previously, they had been classified as general and administrative expense. Certain prior year amounts have been reclassified to conform with the current year presentation. For the year ended December 31, 2022 and December 31, 2021, the Company reclassified $6.6 million and $5.5 million, respectively from general and administrative to sales and marketing

Basis of consolidation

The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on December 31. References to fiscal 2023, for example, refer to the fiscal year ended December 31, 2023.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management in these consolidated financial statements include:

•
the fair value of assets acquired and liabilities assumed for business combinations;
•
estimating variable consideration for revenue recognition;
•
the average period of benefit associated with costs capitalized to obtain revenue contracts;
•
the useful lives of intangible assets
•
the allowance for credit losses; and
•
the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions;

Because of the use of estimates inherent in financial reporting process actual results could differ and the differences could be material to the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

ASU 2023-07, Segment Reporting (Topic 280)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires all public entities, including those public entities that have a single reportable segment to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the individual or the name of the group or committee identified as the chief operating decision maker (“CODM”). ASU 2023-07 is effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements but does not expect it to have a material impact on the consolidated financial statements.

ASU 2023-09, Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires all entities to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update also eliminate requirements such as (1) the disclosure of the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months, (2) or making a statement that an estimate of the range cannot be made, and (3) the disclosure of the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. Lastly, the amendments in this Update replace the term ‘public entity’ as currently used in Topic 740 with the term ‘public business entity’. ASU 2023-09 is effective for the Company’s fiscal years beginning after December 15, 2024. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements but does not expect it to have a material impact on the consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2023 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Segments

The Company’s CODM is the chief executive officer. The Company’s chief executive officer reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Accordingly, the Company has determined that it operates as a single operating and reportable segment.

Revenue Recognition

Subscription solutions

Subscription solutions revenue consists primarily of platform subscription fees from all plans and recurring professional services. Subscription solutions are charged monthly, quarterly, or annually for the Company’s customers to sell their products and process transactions on the Company’s platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Monthly subscription fees for Pro and Enterprise plans are adjusted if a customer’s gross merchandise volume or orders processed are above specified plan thresholds on a trailing twelve-month basis. For most subscription solutions arrangements, excluding enterprise subscription plans, the Company has determined the Company meets the variable consideration allocation exception and, therefore, recognizes fixed monthly fees or a pro-rata portion of quarterly or annual fees and any transaction fees as revenue in the month they are earned. During the second quarter of fiscal 2023, the Company adopted a new pricing structure that provided a discount to the contractual price for customers who pay quarterly or annually. Prior to this date, enterprise subscription plans included an upfront promotional period in order to incentivize the customer to enter into a subscription arrangement. In both of these scenarios, the total subscription fee is recognized on a straight-line basis over the term of the contract. In determining the amount of revenue to be recognized, the Company determines whether collection of the entire transaction price is probable. Only amounts deemed probable are recognized as revenue. Key factors in this determination are historical contract termination rates and general economic factors.

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

Partner and services

The Company’s partner and services revenue (“PSR”) includes revenue share, partner technology integrations, and marketing services provided to partners. Revenue share relates to fees earned by the Company’s partners from customers using the Company’s platform, where the Company has an arrangement with such partners to share such fees as they occur. Revenue share is recognized at the time the earning activity is complete, which is generally monthly and variable based on customer usage on the platform. Revenue for partner technology integrations is recorded on a straight-line basis over the life of the contract commencing when the integration has been completed. Revenue for marketing services are recognized either at the time the earning activity is complete, or ratably over the length of the contract, depending on the nature of the obligations in the contract. Payments received in advance of services being rendered are recorded as deferred revenue and recognized when the obligation is completed.

The Company also derives revenue from the sales of website themes and applications upon delivery.

The Company recognizes partner revenue share on a net basis as the Company has determined that the Company is the agent in the Company’s arrangements with third-party application providers. All other revenue is recognized on a gross basis, as the Company has determined the Company is the principal in these arrangements.

Contracts with multiple performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

The Company’s subscription contracts are generally comprised of a single performance obligation to provide access to the Company’s platform, but can include additional performance obligations. For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (“SSP”) for any distinct good or service, the Company may be required to allocate the contract’s transaction price to each performance obligation using the Company’s best estimate of SSP. Judgment is required to determine the SSP for each distinct performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The primary method used to estimate SSP is the observable prices of products or services sold or priced separately in comparable circumstances to similar customers.

Contracts with the Company’s technology solution partners may include multiple performance obligations, which can include integrations and marketing activities. In determining whether integration services are distinct from hosting services the Company considers various factors. These considerations include the level of integration, interdependency, and interrelation between the implementation and hosting services. The Company has concluded that the integration services included in contracts with hosting obligations are not distinct. As a result, the Company defers any arrangement fees for integration services and recognize such amounts over the life of the hosting obligation commencing when the integration has been completed. To determine if marketing activities are distinct, the Company considers the nature of the promise in the contract, the timing of payment, and the partner expectations. Additional consideration for some partner contracts varies based on the level of customer activity on the platform. Certain agreements contain minimum guarantees of revenue share. These contracts are evaluated to determine if the guaranteed minimum is substantive. If the minimum is deemed substantive, revenue is recognized ratably over the life of the agreement. For most of the Company’s contracts, the Company has determined the variable consideration allocation exception has been met and therefore variable fees are recognized in the period they are earned.

The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, contract assets, and deferred revenue.

Contract Assets

Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets are recorded on the consolidated balance sheets at the end of each reporting period in Prepaid expenses and other current assets, net. Typically, contract assets arise from agreements that have tiered billings over the contract life, promotional billing periods, and PSR agreements that include substantive minimums. Net contract assets were $11.9 million as of December 31, 2023 as compared to $16.8 million as of December 31, 2022.

The Company is exposed to credit losses primarily through sales of products and services to customers and partners. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintain a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine what will ultimately be collected from its customers and partners, delinquency level and customer type have been identified as the primary specific risk affecting the Company’s contract assets, and the estimate for losses is analyzed annually and adjusted as necessary. Contract asset impairment have been immaterial for fiscal year 2023 and 2022. The Company has provisioned $1.5 million and $2.6 million for credit losses related to contract assets as of December 31, 2023 and 2022, respectively.

Deferred revenue

Deferred revenue primarily consists of amounts that have been received from customers in advance of the performance obligation being satisfied. The Company recognizes revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services. The Company recognized $15.1 million of previously deferred revenue during the year ended December 31, 2023, and $12.0 million during the year ended December 31, 2022 .

The Company experienced an increase in the deferred revenue balance as of December 31, 2023, compared to December 31, 2022, which was primarily driven by the Company shifting to annual billing cycles. These increases were offset by decreases in PSR customer balances and the impact of amounts included in net contract assets due to timing differences between billings, revenue recognition and cash collections of $1.9 million made in the fourth quarter of fiscal year 2023.

Remaining performance obligation

As of December 31, 2023, the Company had $158.4 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligation is subject to future economic risks, including bankruptcies, regulatory changes and other market factors. The Company expects to recognize approximately 60 percent of the remaining performance obligations as revenue in the following 12 month period, and the remaining balance in the periods thereafter.

Remaining performance obligation consisted of the following:

(in thousands)	Current	Noncurrent	Total
As of December 31, 2023	$93,928	$64,485	$158,413
As of December 31, 2022	85,109	80,996	166,105

Cost of revenue

Cost of revenue consists primarily of personnel-related costs, including: stock-based compensation expenses for customer support and professional services personnel; payment processing costs; costs of maintaining and securing infrastructure and the platform; amortization expense associated with capitalized internal-use software; and allocation of overhead costs.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and investment securities and are stated at fair value.

Restricted cash

The Company maintains a portion of amounts collected through its online payment processor with the online payment processor as a security deposit for future chargebacks. Additionally, the Company has amounts on deposit with certain financial institutions that serve as collateral for letters of credit and lease deposits.

Marketable securities

All marketable securities have been classified as available-for-sale and are carried at estimated fair value. The Company determines the appropriate classification of investments in debt securities at the time of purchase. Securities may have stated maturities greater than one year. All marketable securities are considered available to support current operations and are classified as current assets.

For available-for-sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the results of operations. For available-for-sale debt securities that do not meet the aforementioned criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, an allowance is recorded for the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security. Impairment losses attributable to credit loss factors are charged against the allowance when management believes an available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met.

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

Accounts receivable

Accounts receivable are stated at net realizable value and include both billed and unbilled receivables. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at December 31, 2023 and December 31, 2022 included unbilled receivables of $11.0 million, and $11.1 million, respectively.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes grouped customers by similar risk profiles, along with the invoiced accounts receivable portfolio and unbilled accounts receivable for significant risks, historical collection activity, and an estimate of future collectability to determine the amount that the Company will ultimately collect. This estimate is analyzed annually and adjusted as necessary.

Identified risks pertaining to the Company’s invoiced accounts receivable include the delinquency level and customer type. The estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances, historical customer delinquency, and assessment of the overall portfolio and general economic conditions.

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2020	$1,992
Provision for expected credit losses	3,474
Write-offs charged against the allowance	(1,599)
Balance at December 31, 2021	$3,867
Provision for expected credit losses	8,244
Write-offs charged against the allowance	(2,116)
Balance at December 31, 2022	$9,995
Provision for expected credit losses	805
Write-offs charged against the allowance	(4,803)
Balance at December 31, 2023	$5,997

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

The carrying values of property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with groups of assets used in combination over their estimated useful lives against their respective carrying amounts. If projected undiscounted future cash flows are less than the carrying value of the asset group, impairment is recorded for any excess of the carrying amount over the fair value of those assets in the period in which the determination is made.

Research and development and internal use software

Research and development expenses consist primarily of personnel and related expenses for research and development staff, which include: salaries, benefits, bonuses, and stock-based compensation; the cost of certain third-party contractors; and allocated overhead. Expenditures for research and development, other than internal use software costs, are expensed as incurred.

Software development costs associated with internal use software, which are incurred during the application development phase and meet other requirements are capitalized. The Company has unamortized capitalized software costs of $6.8 million and $2.8 million as of December 31, 2023 and 2022, respectively. These costs are amortized over the useful life, which is 36 months. The Company recorded capitalized software cost amortization expense of $1.1 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. There was no capitalized software cost amortization expense for the year ended December 31, 2021.

Concentration of credit risks, significant clients, and suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, and accounts receivable. The Company’s investment policy limits investments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies, and highly rated corporate securities, subject to certain concentration limits and restrictions on maturities. Cash and cash equivalents and restricted cash are held by financial institutions that management believes are of high credit quality. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on deposits of cash and cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions holding cash and cash equivalents and bond issuers.

Accounts receivable are derived from sales to customers and strategic technology partners who operate in a variety of sectors. The Company does not require collateral. Estimated credit losses are provided for in the consolidated financial statements and historically have been within management’s expectations.

One of the Company’s strategic partners accounted for 12 percent, 12 percent, and 14 percent of revenue at December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, one of the Company’s strategic partners accounted for 20 percent of accounts receivable while two accounted for 30 percent at December 31, 2022 and one accounted for 19 percent at December 31, 2021.

Advertising costs

Advertising is expensed as incurred. Advertising expense was approximately $14.5 million, $17.5 million, and $16.8 million and for the years ended December 31, 2023, 2022 and 2021, respectively.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. At the commencement date of a lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As the Company's leases typically do not provide an implicit rate, the Company uses its incremental borrowing rate for most leases. The right-of-use (“ROU”) asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred and excludes lease incentives. The company assesses impairment on leases annually which have been immaterial for fiscal years 2023 and 2022.

Lease terms may include options to extend or terminate the lease. The Company records a ROU asset and a lease liability when it is reasonably certain that the Company will exercise that option. Operating lease costs are recognized on a straight-line basis over the lease term.

The Company also leases office space under short-term arrangements and has elected not to include these arrangements in the ROU asset or lease liabilities.

Business combinations

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. The Company uses best estimates and assumptions, including but not limited to, estimated level of effort and related costs of reproducing or replacing the intangible, future expected cash flows, expected asset lives, and discount rates, to assign a fair value to the tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. The Company allocates any excess purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.

Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations.

Acquisition related expenses

Acquisition related expenses consist primarily of cash payments for third-party acquisition costs and other acquisition related expenses such as contingent compensation arrangements. In 2023, the Company entered into a contingent compensation arrangement that is contingent upon continued post-acquisition employment with the Company for a period of 18 months. The Company will record the costs associated with this arrangement over a period of 18 months. In 2021, the Company entered into contingent compensation arrangements, in which payments have been made the first and second anniversaries of the closing or upon the earlier achievement of certain product and financial milestones. The compensation arrangements are contingent upon continued post-acquisition employment with the Company. The Company accounted for the cost related to the first and second contingent compensation arrangement payments over the service periods of 12 and 24 months, respectively, beginning on the acquisition date, assuming earlier achievement of product and financial milestones is unlikely to be met.

The Company recognized $10.3 million, $35.2 million, and $23.3 million in acquisition related expenses during the years ended December 31, 2023, 2022, and 2021, respectively. For the year ended December 31, 2023, the acquisition-related transaction costs incurred by the Company of $10.3 million were expensed as incurred in the consolidated statements of operations and comprehensive loss, of which $9.6 million was recognized in connection with the contingent compensation arrangements, and $0.7 million related to acquisition related spend. For the year ended December 31, 2022, $35.0 million was recognized in connection with contingent compensation arrangements and $0.2 million was recognized on acquisition related spend. For the year ended December 31, 2021, $1.8 million was recognized on acquisition related spend and $21.5 million was recognized in connection with contingent compensation arrangement.

Goodwill and other acquired intangible, net

The Company assesses goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances would more likely than not reduce the fair value below its carrying value. When the Company elects to perform a qualitative assessment and conclude it is not more likely than not the fair value is less than its carrying value, no further assessment is necessary; otherwise, a quantitative assessment is performed and the fair value is determined. If the carrying value exceeds the estimated fair value, impairment is recorded.

The Company evaluates the recoverability of intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such asset may not be recoverable. If such review determines the carrying amount of the asset is not recoverable, the carrying amount of such asset is reduced to its fair value.

Acquired intangible assets are amortized over their estimated useful lives. The Company evaluates the estimated remaining useful life of these assets when events or changes in circumstances indicate a revision to the remaining period of amortization. If the Company revises the estimated useful life assumption for any assets, the remaining unamortized balance is amortized over the revised estimated useful life on a prospective basis.

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that those assets will be realized. The Company has provided a valuation allowance against all of deferred tax assets as the Company believes the objective and verifiable evidence of the Company’s historical pretax net losses outweighs any positive evidence of its forecasted future results. The Company will continue to monitor the positive and negative evidence and will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the balance sheet date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on the Company’s income tax return. All of the Company’s gross unrecognized tax benefits, if recognized, would not affect its effective tax rate but would be recorded as an adjustment to equity before consideration of valuation allowances. The Company does not expect unrecognized tax benefits to decrease within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2023, the Company has not accrued any interest or penalties related to unrecognized tax benefits. The Company believes that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.

Stock-based compensation

The Company issues stock options, restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”) to employees. Stock-based compensation related to stock options is measured at the date of grant and is recognized on a straight-line basis over the service period, net of estimated forfeitures, which is typically four years. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options awarded at the date of grant.

Foreign currency

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are re-measured to U.S. dollars using the exchange rates at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are measured in U.S. dollars using historical exchange rates. Revenue and expenses are measured using the actual exchange rates prevailing on the dates of the transactions. Gains and losses resulting from re-measurement are recorded within Other expense in the Company’s consolidated statements of operations and were not material for all periods presented.

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

Disaggregation of revenue

The following table disaggregates revenue by major source:

	Year ended December 31,
(in thousands)	2023	2022	2021
Subscription solutions fees	$229,265	$205,800	$154,933
Partner and services fees	80,129	73,275	64,922
Revenue	$309,394	$279,075	$219,855

Revenue by geographic region was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Revenue:
Americas – U.S.	$236,502	$216,639	$169,737
Americas – other (1)	14,103	12,124	8,559
EMEA	34,661	27,743	20,783
APAC	24,128	22,569	20,776
Revenue	$309,394	$279,075	$219,855

(1)Americas-other revenue includes revenue from North and South America, other than the U.S.

Revenue by geographical region is determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 76 percent, 78 percent and 77 percent during fiscal 2023, 2022 and 2021, respectively. No other country represented more than ten percent of total revenue during fiscal 2023, 2022 and 2021.

Deferred commissions

Certain sales commissions earned by the Company’s go to market teams are considered incremental and recoverable costs of obtaining a contract with a customer. The Company amortizes deferred sales commissions ratably over the average customer life which is three years. The Company includes amortization of deferred commissions in Sales and marketing expense in the consolidated statements of operations. The Company periodically reviews the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize an impairment of deferred commissions during the years ended December 31, 2023, 2022 and 2021, respectively.

Sales commissions of $9.6 million, $8.9 million and $7.0 million were deferred for the years ended December 31, 2023, 2022 and 2021, respectively; and deferred commission amortization expense was $7.3 million, $5.2 million and $3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table presents information about the Company’s cash equivalents, marketable securities and liabilities that were measured at fair value as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$39,754	$0	$0	$39,754
Marketable securities:
Corporate bonds	0	64,545	0	64,545
U.S. treasury securities	48,138	0	0	48,138
Commercial paper	0	30,596	0	30,596
Agency bonds	0	55,136	0	55,136
Total cash equivalents and marketable securities	$87,892	$150,277	$0	$238,169
Liabilities:
Convertible senior notes due 2026	$0	$280,658	$0	$280,658

	As of December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$68,129	$0	$0	$68,129
Marketable securities:
Corporate bonds	0	85,243	0	85,243
U.S. treasury securities	72,577	0	0	72,577
Commercial paper	0	41,189	0	41,189
Agency bonds	0	12,932	0	12,932
Total cash equivalents and marketable securities	$140,706	$139,364	$0	$280,070
Liabilities:
Convertible senior notes due 2026	$0	$246,882	$0	$246,882

(1) Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets, in addition to $33.1 million, and $24.9 million of cash, as of December 31, 2023 and December 31, 2022, respectively.

The contractual maturities of the investments classified as marketable securities were as follows:

(in thousands)	As of December 31, 2023	As of December 31, 2022
Due within 1 year	$183,132	$194,724
Due in 1 year through 2 years	15,283	17,217
Total marketable securities	$198,415	$211,941

The following tables summarize the gains, losses, and estimated fair value of cash equivalents, marketable securities and liabilities as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023
(in thousands)	Amortized Cost/ Principal amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$39,754	$0	$0	$39,754
Marketable securities:
Corporate bonds	64,421	157	(33)	64,545
U.S. treasury securities	48,061	86	(9)	48,138
Commercial paper	30,588	16	(8)	30,596
Agency bonds	55,182	24	(70)	55,136
Total marketable securities	$198,252	$283	$(120)	$198,415
Liabilities:
Convertible senior notes due 2026	$345,000	$0	$0	$280,658

	As of December 31, 2022
(in thousands)	Amortized Cost/ Principal amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$68,194	$0	$(65)	$68,129
Marketable securities:
Corporate bonds	85,799	0	(556)	85,243
U.S. treasury securities	73,208	0	(631)	72,577
Commercial paper	41,189	0	0	41,189
Agency bonds	12,944	0	(12)	12,932
Total marketable securities	$213,140	$0	$(1,199)	$211,941
Liabilities:
Convertible senior notes due 2026	$345,000	$0	$0	$246,882

5. Business combinations

Acquisition of Makeswift

In October 2023, the Company acquired all issued and outstanding stock of Makeswift, Inc. (“Makeswift”) pursuant to an Agreement and Plan of Merger. Makeswift is a leading visual editor for Next.js websites. The total estimated purchase consideration for Makeswift was approximately $9.2 million which consisted of the following.

(in thousands)	Amount
Base purchase price	$11,000
plus: Closing cash	238
minus: Deferred compensation	(2,000)
Total purchase consideration(1)	$9,238

(1) Of the total purchase consideration $1.1 million of cash was held back by the Company for potential breaches of representation and warranties, as well as adjustments to working capital.

The fair values of the assets acquired and liabilities assumed are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities. The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed in the Makeswift acquisition, based on their estimated fair values at acquisition date:

(in thousands)	October 31, 2023
Tangible assets acquired	$1,370
Right-of-use asset	147
Intangible assets acquired	7,890
Liabilities assumed	(1,311)
Deferred tax liability	(1,045)
Lease liability	(150)
Net assets acquired, excluding goodwill	$6,901
Total purchase consideration	$9,238
Goodwill	$2,337

The estimated fair value of identifiable intangible assets acquired at the date of the acquisitions is as follows:

(in thousands)	Estimated fair value	Useful life (in years)

Developed technology	$6,600	5.0
Customer relationships	1,200	3.0
Tradename	90	5.0
Total acquisition-related intangible assets	$7,890

The $2.3 million goodwill balance is primarily attributable to synergies and expanded market opportunities that are expected to be achieved from the integration of Makeswift with the Company’s offerings and assembled workforce. The goodwill balance is not deductible for income taxes purposes.

As part of the merger agreement, $2.0 million of the purchase consideration is subject to clawback if any of the key Makeswift employees voluntarily terminate their employment within 18 months after the closing date of the transaction. The $2.0 million is accounted for as compensation expense and therefore not included in the purchase consideration. The related compensation is recognized as post-combination expense over the 18 month service period on a straight-line basis. The unvested amounts of cash retention payments are recorded in prepaid expenses and other current assets and in other assets on the consolidated balance sheet as of December 31, 2023.

The acquisition-related transaction costs incurred by the Company of $0.9 million were expensed as incurred in the consolidated statements of operations, of which $0.7 million related to legal fees, and $0.2 million related to compensation costs. Makeswift’s results of operations have been included in the Company’s consolidated financial statements from the acquisition date. The Company has not separately presented the revenue and operating losses of Makeswift for the period from the acquisition date through December 31, 2023 as the impacts were not material to the consolidated financial statements.

Acquisition of Bundle B2B Inc.

In April, 2022, the Company completed its acquisition of Bundle B2B Inc. (“Bundle”), a B2B ecommerce solution that provides advanced B2B functionality seamlessly with the Company’s platform. The total purchase price was approximately $7.7 million. The Company acquired Bundle because it is complementary to the Company’s core business and will allow the Company to expand the Company's product offerings to its merchant base. The purchase price was based on the expected financial performance of Bundle, not on the value of the net identifiable assets at the time of the acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill. The purchase price included the issuance of common stock in the amount of $4.6 million, cash of $0.8 million, an escrow withheld in the amount of $0.9 million and $1.4 million of contingent consideration. The amount held in escrow will be settled on the second anniversary date with the issuance of 42 thousand shares of common stock. Of the $1.4 million contingent consideration, $0.7 million is tied to the migration of old merchants to updated plans over a 6-months period from acquisition date and the remaining $0.7 million is tied to ongoing performance measures over a 12-months period from the acquisition date. Both the milestones were met by Bundle and the Company issued 87,865 shares of common stock in the fourth fiscal quarter of 2022 and 89,285 shares of common stock in the third fiscal quarter of 2023. The purchase price primarily included $0.4 million of developed technology, which has an estimated useful life of four years, and $7.3 million of goodwill that is not expected to be deductible for tax purposes.

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes to the carrying amount of goodwill as follows:

(in thousands)
Balance as of December 31, 2022	$49,749
Goodwill acquired	2,337
Balance as of December 31, 2023	$52,086

Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of December 31, 2023.

Intangible assets are amortized on a straight-line basis over the useful life. Intangible assets amortization was $8.4 million, $8.1 million and $3.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Intangible assets consist of the following:

	December 31, 2023			December 31, 2022			Weighted average remaining useful life as of December 31, 2023 (in years)
(in thousands)	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount
Developed technology	$19,967	$(8,401)	$11,566	$13,367	$(4,745)	$8,622	3.4
Customer relationship	23,725	(9,786)	13,939	22,525	(5,734)	16,791	3.3
Tradename	2,560	(1,208)	1,352	2,470	(711)	1,759	2.7
Non-compete agreement	162	(132)	30	162	(78)	84	0.6
Other intangibles	485	(320)	165	485	(158)	327	1.7
Total intangible assets	$46,899	$(19,847)	$27,052	$39,009	$(11,426)	$27,583

As of December 31, 2023, expected amortization expense for intangible assets was as follows:

(in thousands)	December 31, 2023
2024	$9,735
2025	8,046
2026	5,100
2027	3,056
Thereafter	1,115
Total	$27,052

7. Property and equipment

Property and equipment, which includes computer software that was purchased or developed for internal use, is composed of the following:

	As of December 31,
(in thousands)	2023	2022
Computer software	$9,864	$5,765
Computer equipment	12,087	11,185
Furniture and fixtures	1,956	1,924
Leasehold improvements	6,393	6,349
Property and equipment, gross	30,300	25,223
Less: accumulated depreciation and amortization	(20,067)	(16,140)
Property and equipment, net	$10,233	$9,083

Depreciation expense on property and equipment was $4.1 million, $3.3 million and $2.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The composition of long-lived assets by geographic region during the years ended December 31, 2023 and 2022, were as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Long-lived assets:
Americas – U.S.	$9,504	$8,318
EMEA	435	465
APAC	294	300
Total long-lived assets	$10,233	$9,083

There was no impairment recorded for Long-lived assets for fiscal year 2023 and 2022.

8. Commitments, contingencies, and leases

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. In general, the resolution of a legal matter could prevent the Company from offering its service to others, could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s reputation and future operating results.

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

Purchase Obligations

The Company has contractual commitments for services with third-parties related to hosting and internal software systems. These commitments are non-cancellable and expire within one to three years. The Company had unconditional purchase obligations as of December 31, 2023, as follows:

(in thousands)	December 31, 2023
2024	$14,790
2025	15,025
2026	4,462
2027 and thereafter	0
Total	$34,277

The Company’s certificate of incorporation and certain contractual arrangements provide for indemnification of the officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, the Company has not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2023 and 2022.

Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Renewal options were not included in the right-of-use asset and lease liability calculation. As of December 31, 2023, there were no finance leases.

Operating expense relating to leases was $2.7 million and $3.9 million for the year ended December 31, 2023 and 2022, respectively.

Supplemental lease information

	Year ended December 31,
Cash flow information (in thousands)	2023	2022
Cash paid for operating lease liabilities	$3,208	$3,807

	Year ended December 31,
Operating lease information	2023	2022
Weighted-average remaining lease-term (years)	3.87 years	4.20 years
Weighted-average discount rate	5.38%	5.37%

The future maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2023
2024	$3,012
2025	2,838
2026	2,555
2027	2,133
Thereafter	718
Total minimum lease payments	$11,256
Less imputed interest	(1,104)
Total lease liabilities	$10,152

Restructuring charges

The Company recognizes employee severance costs when payments are probable and amounts are estimable or when notification occurs, depending on whether the severance costs paid are part of the Company’s general plan. Facilities costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Other exit-related costs are recognized as incurred.

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

The Company recorded approximately $5.5 million in expenses in connection with the 2023 Restructure in fiscal year 2023, which consists of charges related to severance payments, employee benefits, and professional service and legal fees. These charges were recorded within the operating expenses on the accompanying consolidated statement of operations. The Company does not expect any more material charges under this plan.

The following table summarizes the activities related to the 2023 Restructure:

(in thousands)	Workforce reduction
Liability, as of December 31, 2022	$0
Initial charge	5,495
Additional charges	100
Payments	(3,944)
Non-cash items	(135)
Liability, as of December 31, 2023	$1,516

The liability as of December 31, 2023 is recorded in Other current liabilities in the consolidated financial statements.

In December of 2022, the Company executed a plan to reduce its cost structure which included a reduction of Company workforce and office space (the “2022 Restructure”). The 2022 Restructure also included the decision to cease using certain leased office space in Texas and to make such office space available for sublease in January 2023. As a result, in 2022, the Company evaluated the recoverability of right-of-use assets and determined the carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value based on inputs derived from market prices for similar assets. The impairment charge represents the amount by which the carrying value exceeded the estimated fair value of the asset group. These charges were recorded within the operating expenses on the accompanying consolidated statement of operations.

The Company has no accruals recorded as of December 31, 2023 related to the 2022 Restructure, and the Company does not expect any more material charges under this plan.

The following table summarizes the activities related to the 2022 restructuring:

	As of December 31,
	2023			2022
(in thousands)	Workforce reduction	Real estate exits and office space reductions	Total	Workforce reduction	Real estate exits and office space reductions	Total
Liability, beginning of the period	$3,569	$0	$3,569	$0	$0	$0
Initial charge
Additional charges	716	70	786	3,569	3,763	7,332
Payments	(4,285)	0	(4,285)	0	0	0
Non-cash items	0	(70)	(70)	0	(3,763)	(3,763)
Liability, end of the period	$0	$0	$0	$3,569	$0	$3,569

9. Other liabilities

The following table summarizes the components of other current liabilities:

	As of December 31,	As of December 31,
(in thousands)	2023	2022
Sales tax payable	$1,632	$1,887
Payroll and payroll related expenses	13,080	13,331
Acquisition related compensation	403	24,743
Restructuring related charges	1,516	3,569
Other	8,154	4,914
Other current liabilities	$24,785	$48,444

10. Debt

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

The Notes are the Company’s senior, unsecured obligations and accrue interest at a rate of 0.25 percent per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes will mature on October 1, 2026, unless earlier converted, redeemed or repurchased by us. Before July 1, 2026, noteholders will have the right to convert their Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2021, if the Last Reported Sale Price (as defined in the indenture for the Notes) per share of Common Stock (as defined in the indenture for the Notes) exceeds one hundred and thirty percent (130 percent) of the Conversion Price (as defined in the indenture for the Notes) for each of at least twenty (20) Trading Days (as defined in the indenture for the notes) (whether or not consecutive) during the thirty (30) consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter; (2) during the five (5) consecutive Business Days (as defined in the indenture for the Notes) immediately after any ten (10) consecutive Trading Day period (such ten (10) consecutive Trading Day period, the “Measurement Period”) if the Trading Price per $1,000 principal amount of Notes for each Trading Day of the Measurement Period was less than ninety eight percent (98 percent) of the product of the Last Reported Sale Price per share of Common Stock on such Trading Day and the Conversion Rate (as defined in the indenture for the Notes) on such Trading Day; (3) if the Company calls any or all of the Notes for redemption, such Notes called for redemption may be converted any time prior to the close of business on the second business day immediately before the redemption date; or (4) upon the occurrence of specified corporate events. From and after July 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2023 and December 31, 2022, no conditions for the notes to convert have been called or met.

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

The Company may not redeem the Notes prior to October 7, 2024. The Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after October 7, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of common stock exceeds 130 percent of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. The redemption price will be a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. Pursuant to the Partial Redemption Limitation (as defined in the indenture for the Notes), the Company may not elect to redeem less than all of the outstanding Notes unless at least $150.0 million aggregate principal amount of Notes are outstanding and not subject to redemption as of the time the Company sends the related redemption notice.

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

2023 Term Debt

In the second quarter of 2023, the Company entered into an agreement to finance a software license in the amount of $1.1 million. The borrowing is under this arrangement and the agreement bears interest at 4.4 percent. The principal amount will be paid in eight quarterly installments beginning on July 1, 2023. As of December 31, 2023, the Company had $0.7 million outstanding under this agreement.

The net carrying amount of the Notes and Term Debt consists of the following:

(in thousands)	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of December 31, 2023	Carrying Value as of December 31, 2023	Carrying Value as of December 31, 2022
2021 Convertible Senior Notes	September 2021	10/1/2026	0.25%	$345,000	$339,473	$337,497
2023 Term Debt	June 2023	3/1/2025	4.40%	688	688	0
Total carrying value of debt					$340,161	$337,497
Less: current portion of debt					(547)	0
Total long-term debt					$339,614	$337,497

The total interest expense recognized related to the Convertible Notes and Term Debt consists of the following:

	December 31,
(in thousands)	2023	2022	2021
Contractual interest expense	$894	$863	$254
Amortization of issuance costs	1,976	1,960	574
Total (1)	$2,870	$2,823	$828

(1) Included in “Interest expense” in the accompanying consolidated Statements of Operations, in addition to $14 thousand and $5 thousand of other interest expense, as of December 31, 2023 and December 31, 2022, respectively.

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt.

The contractual future principal payments for all borrowings as of December 31, 2023 were as follows:

(in thousands)
Fiscal Period:
Fiscal 2024	$547
Fiscal 2025	141
Fiscal 2026	345,000
Thereafter	0
Total principal outstanding	$345,688

11. Stockholders’ equity

2020 Equity incentive plan

In 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan, or “2020 Plan”, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other cash-based or stock-based awards may be granted to employees, consultants and directors. Shares of common stock that are issued and available for issuance under the 2020 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof. The Company has issued awards of stock options and restricted stock units under the 2020 Plan.

A total of 3,873,885 shares of common stock was initially authorized and reserved for issuance under the 2020 Plan. This reserve automatically increased on January 1, 2021, and each subsequent anniversary through and including January 1, 2031, by an amount equal to the smaller of (a) 5 percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by the board of directors. On January 1, 2023 and January 1, 2022 the reserve increased by 3,695,569 shares and 3,616,312 shares, respectively. As of December 31, 2023, a total of 7,425,217 shares of common stock remain available for future issuance under the 2020 Plan.

2013 Equity incentive plan

In February 2013, the Company adopted the 2013 Plan under which stock options may be granted to employees, consultants and directors. Upon the completion of our IPO in August 2020, the board of directors terminated the 2013 Plan and 1,470,291 shares that were available for future issuance under the 2013 Plan were transferred and authorized for issuance under the 2020 Plan. As of August 2020, no further awards may be granted under the 2013 Plan.

Stock options

Stock options generally vest and become exercisable over a service period of 4 years from the date of grant, subject to continued service. The following table summarizes the weighted-average grant date value of options and the assumptions used to develop their fair value.

	Year ended December 31,
	2023	2022
Weighted-average grant date fair value of options	$6.55	$11.79
Risk-free interest rate	3.65% - 4.30%	1.82% - 3.88%
Expected volatility	65.02% - 66.56%	63.07% - 66.83%
Expected life in years	6.06 - 6.11 years	6.09 - 6.10 years

The Company estimated its future stock price volatility using a combination of its observed option-implied volatilities and its peer historical volatility calculations. Management believes this is the best estimate of the expected volatility over the expected life of its stock options. The estimated life for the stock options is based on the weighted average of the remaining vesting term and the remaining contractual life of each award. The risk-free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant. The estimated forfeiture rate applied is based on historical forfeiture rates. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model.

Stock option activity for the year ended December 31, 2023 was as follows:

(in thousands)	Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2022	5,725	$9.33	$23,331
Options granted under all plans	964	10.27	0
Exercised	(967)	2.91	6,824
Plan shares expired or canceled	(613)	19.20	256
Balance as of December 31, 2023	5,109	$9.54	$20,571
Vested and expected to vest	4,934	$9.40	$20,555
Exercisable as of December 31, 2023	3,779	$7.55	$20,454

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $6.8 million, $11.4 million and $126.0 million, respectively. The intrinsic value was calculated as the difference between the estimated fair value of the Company’s common stock at exercise, and the exercise price of the in-the-money options. The total grant date fair value of options vested for the years ended December 31, 2023, 2022, and 2021was $7.6 million, $7.2 million, and $6.4 million.

At December 31, 2023, 2022 and 2021, there was an estimated $9.9 million, $13.1 million and $11.5 million, respectively, of total unrecognized compensation costs related to stock options. The costs of $9.9 million for the year ended December 31, 2023 will be recognized over a weighted-average period of 2.5 years.

Restricted stock units

Restricted stock units, which upon vesting entitle the holder to one share of common stock for each restricted stock unit, generally vest over a service period of 4 years from the date of grant, subject to continued service.

During the year ended December 31, 2023, the Company granted 4,195,981 RSUs to members of management, board members and other employees pursuant to the 2020 Plan. The fair value of the RSU grant is determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period of 4 years, subject to the continued employment of the employees.

Restricted stock unit activity for the year ended December 31, 2023 was as follows:

(in thousands)	Outstanding	Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2022	6,215	$23.53	$54,302
Granted – restricted stock units	4,196	9.76	40,970
Canceled	(2,020)	20.14	18,288
Vested and converted to shares	(1,666)	23.94	14,984
Balance as of December 31, 2023	6,725	$15.86	$65,436
Vested and expected to vest	5,546	$16.19	$53,965

At December 31, 2023, 2022 and 2021 there was an estimated $69.8 million, $92.2 million, and $60.9 million, respectively of total unrecognized stock-based compensation costs related to RSUs. The costs of $69.8 million for the year ended December 31, 2023 will be recognized over a weighted-average period of 2.6 years.

Performance-based restricted stock units

During the year ended December 31, 2020, the Company granted 1,216,000 PSUs to members of management pursuant to the 2013 Plan. These PSUs contained a performance clause which required the Company to successfully complete an IPO as well as a service condition that required continued employment. As of December 31, 2023, 208,323 PSUs remain unvested and outstanding. These PSUs vest on a tranche by tranche basis over the life of the service period of 1-4 years.

At December 31, 2023, 2022 and 2021, there was an estimated $0.3 million, $1.7 million, and $4.4 million, respectively of total unrecognized stock-based compensation costs related to these PSUs. The costs of $0.3 million for the year ended December 31, 2023 will be recognized over a weighted-average period of 0.4 years.

12. Income taxes

Pretax loss consists of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
United States	$(57,779)	$(118,579)	$(62,558)
Non-United States	(6,892)	(20,845)	(14,153)
Total pretax loss	$(64,671)	$(139,424)	$(76,711)

The Company’s components of the benefit (provision) for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income tax benefit (provision)
Current:
Federal	$0	$0	$0
State	16	(27)	(11)
Foreign	479	(261)	(134)
Total current	$495	$(288)	$(145)
Deferred:
Federal	(579)	(61)	202
State	84	(146)	(23)
Foreign	0	0	0
Total deferred	(495)	(207)	179
Total benefit (provision)	$0	$(495)	$34

The Company’s provision for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the U.S. statutory federal income tax rate of 21 percent to income from continuing operations before income taxes. The variance is primarily a result of the application of a valuation allowance for net deferred assets, including NOL carryforwards and credits generated in Australia, the UK, and the United States. Current state income tax expense for the period is a result of the Texas Gross Margin tax. Current foreign income tax expense for the period is a result of taxable profits in Ireland, Ukraine and other foreign countries where the Company is profitable along with withholding taxes. Deferred income tax expense is a result of taxable temporary differences related to indefinite-lived assets along with a tax benefit related to the reduction of the valuation allowance due to the purchase of Makeswift during the year.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate utilized in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S. federal taxes at statutory rate	21.00	21.00%	21.00%
State taxes, net of federal benefit	3.06	5.33	5.58
Foreign tax rate differentials	0.49	0.64	0.83
Research and development credit	4.69	0.80	2.65
Purchase price accounting	1.62	0.09	0.35
Stock-based compensation	(7.53)	(1.16)	26.29
Officers compensation	(1.06)	(0.59)	(15.65)
Imputed Interest	(1.37)	0.00	0.00
Permanent differences, other	(0.11)	(0.50)	(0.92)
Change in valuation allowance	(20.79)	(25.97)	(40.09)
Effective tax rate	0.00%	(0.36)%	0.04%

The Tax Cuts and Jobs Act of 2017 (the “TJCA”) subjects a U.S. shareholder to current tax on certain earnings of foreign subsidiaries under a provision commonly known as the global intangible low-taxed income (“GILTI”). Under U.S. GAAP, an accounting policy election can be made to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss and credit carryforwards	$104,359	$100,303
Accrued compensation	1,431	6,969
Allowance for credit losses	1,489	2,614
Capitalized research and experimental costs	18,566	7,501
Deferred lease liabilities	2,534	3,145
Deferred revenue	461	272
Depreciation and amortization	21,768	16,261
Stock-based compensation	5,101	5,776
Other	232	511
Gross deferred tax assets	$155,941	$143,352
Valuation allowance	(148,164)	(136,101)
Deferred tax liabilities:
Deferred commissions	(3,132)	(2,632)
Right-of-use assets	(1,105)	(1,474)
Goodwill	(1,613)	(965)
Prepaid expenses	(1,885)	(1,739)
Other	(593)	(768)
Gross deferred tax liabilities	$(8,328)	$(7,578)
Net deferred tax liabilities	$(551)	$(327)

The Company has established a valuation allowance due to uncertainties regarding the realizability of deferred tax assets based on the Company’s lack of earnings history. During 2023, the valuation allowance increased by approximately $13.4 million due to continuing operations, and decreased by $1.0 million due to the effects of acquisition accounting and by $0.3 million due to changes in other comprehensive income.

At December 31, 2023, the Company had net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes of approximately $288.0 million. Of this total, $241.2 million is related to tax years 2018-2023 that do not have an expiration, as a result of the TCJA. The remaining $46.9 million of U.S. federal NOL carryforwards are available to offset future U.S. federal taxable income and begin to expire in 2036.

At December 31, 2023, the Company had NOL carryforwards for certain state income tax purposes of approximately $157.7 million. These state NOL carryforwards are available to offset future state taxable income and begin to expire in 2036.

At December 31, 2023, the Company had foreign NOL carryforwards in Australia and the U.K., combined, of approximately $44.9 million, which are available to offset future foreign taxable income and that do not have an expiration.

At December 31, 2023, the Company had research and development tax credit carryforwards of approximately $13.6 million, which are available to offset future U.S. federal income tax. These U.S. federal tax credits begin to expire in 2034.

At December 31, 2023, the Company did not provide any U.S. income or foreign withholding taxes related to certain foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested. The majority of the Company’s foreign operations are in excess tax basis over book basis positions. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occur.

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2020 through 2023 tax years generally remain open and subject to examination by U.S. federal, state and foreign tax authorities. Losses generated in any year since inception remain open to adjustment until the statute of limitations closes for the tax year in which the NOL carryforwards are utilized.

As of December 31, 2023, 2022, and 2021, the Company had $0.4 million unrecognized tax benefits, none of which may reverse in the next 12 months. If the unrecognized tax benefits were to be recognized, the effects of this would not impact the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During 2023 and 2022, the Company did not recognize any material interest or penalties.

13. Net loss per share

Basic net loss per share is computed by dividing net loss by number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the year ended December 31, 2023, 2022, and 2021, the number of shares used to calculate diluted net loss per share is the same as the number of shares used to calculate basic net loss per share for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

	Year ended December 31,
(in thousands)	2023	2022	2021
Numerator:
Net loss per share available to shareholders	$(64,671)	$(139,919)	$(76,677)
Denominator:
Weighted average shares outstanding	75,143	73,226	70,933
Net loss per share	$(0.86)	$(1.91)	$(1.08)

The following potentially dilutive securities outstanding have been excluded from the computation of basic weighted-average shares outstanding because such securities have been an antidilutive impact due to losses reported:

	Year ended December 31,
(in thousands)	2023	2022	2021
Stock options outstanding	5,109	5,722	5,684
Restricted stock units	6,725	6,216	2,331
Acquisition related compensation	42	3,640	1,756
Convertible debt	4,719	4,719	4,719
Total potentially dilutive securities	16,595	20,297	14,490