Form 10-Q
period 2024-03-31
BigCommerce Holdings, Inc.
filed 2024-05-09
CIK 1626450

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 77,274,527 shares of common stock, $0.0001 par value per share outstanding.

Table of Content

i

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BigCommerce Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$60,900	$71,719
Restricted cash	1,112	1,126
Marketable securities	204,281	198,415
Accounts receivable, net	39,302	37,713
Prepaid expenses and other assets, net	29,251	24,733
Deferred commissions	8,695	8,280
Total current assets	343,541	341,986
Property and equipment, net	9,991	10,233
Operating lease, right-of-use-assets	4,024	4,405
Prepaid expenses, net of current portion	1,817	1,240
Deferred commissions, net of current portion	6,430	7,056
Intangible assets, net	24,584	27,052
Goodwill	52,086	52,086
Total assets	$442,473	$444,058
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,063	$7,982
Accrued liabilities	3,212	2,652
Deferred revenue	34,810	32,242
Current portion of debt	553	547
Current portion of operating lease liabilities	2,477	2,542
Other current liabilities	19,830	24,785
Total current liabilities	67,945	70,750
Long-term portion of debt	339,970	339,614
Operating lease liabilities, net of current portion	7,014	7,610
Other long-term liabilities, net of current portion	625	551
Total liabilities	415,554	418,525
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	628,058	620,021
Accumulated other comprehensive gain (loss)	(96)	163
Accumulated deficit	(601,050)	(594,658)
Total stockholders’ equity	26,919	25,533
Total liabilities and stockholders’ equity	$442,473	$444,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the three months ended March 31,
	2024	2023
Revenue	$80,360	$71,757
Cost of revenue (1)	18,439	17,446
Gross profit	61,921	54,311
Operating expenses: (1)
Sales and marketing	32,432	34,052
Research and development	19,988	20,845
General and administrative	14,929	16,494
Acquisition related expenses	333	4,125
Restructuring charges	0	420
Amortization of intangible assets	2,467	2,033
Total operating expenses	70,149	77,969
Loss from operations	(8,228)	(23,658)
Interest income	3,178	2,426
Interest expense	(720)	(722)
Other income (expense)	(332)	31
Loss before provision for income taxes	(6,102)	(21,923)
Provision for income taxes	(290)	(197)
Net loss	$(6,392)	$(22,120)
Basic net loss per share	$(0.08)	$(0.30)
Shares used to compute basic net loss per share	76,626	74,142

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	For the three months ended March 31,
	2024	2023
Cost of revenue	$656	$1,189
Sales and marketing	1,867	2,867
Research and development	3,476	3,503
General and administrative	2,592	3,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended March 31,
	2024	2023
Net loss	$(6,392)	$(22,120)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(259)	717
Total comprehensive loss	$(6,651)	$(21,403)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	76,410	$7	$620,021	$(594,658)	$163	$25,533
Proceeds from exercise of stock options	308	0	974	0	0	974
Release of restricted stock units	507	0	(1,325)	0	0	(1,325)
Stock-based compensation	0	0	8,388	0	0	8,388
Total other comprehensive loss	0	0	0	0	(259)	(259)
Net loss	0	0	0	(6,392)	0	(6,392)
Balance at March 31, 2024	77,225	$7	$628,058	$(601,050)	$(96)	$26,919

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2022	73,945	$7	$576,851	$(529,987)	$(1,199)	$45,672
Proceeds from exercise of stock options	246	0	(316)	0	0	(316)
Release of restricted stock units	396	0	0	0	0	0
Stock-based compensation	0	0	10,487	0	0	10,487
Total other comprehensive loss	0	0	0	0	717	717
Net loss	0	0	0	(22,120)	0	(22,120)
Balance at March 31, 2023	74,587	$7	$587,022	$(552,107)	$(482)	$34,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2024	2023

Cash flows from operating activities
Net loss	$(6,392)	$(22,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,486	2,904
Amortization of discount on debt	497	493
Stock-based compensation expense	8,388	10,487
Provision for expected credit losses	863	1,075
Changes in operating assets and liabilities:
Accounts receivable	(2,588)	(8,185)
Prepaid expenses	(4,960)	(4,235)
Deferred commissions	211	49
Accounts payable	(889)	495
Accrued and other liabilities	(4,601)	(4,922)
Deferred revenue	2,568	3,123
Net cash used in operating activities	(3,417)	(20,836)
Cash flows from investing activities:
Purchase of property and equipment	(806)	(1,063)
Maturity of marketable securities	29,440	39,429
Purchase of marketable securities	(35,565)	(48,043)
Net cash used in investing activities	(6,931)	(9,677)
Cash flows from financing activities:
Proceeds from exercise of stock options	974	0
Taxes paid related to net share settlement of stock options	(1,325)	(330)
Repayment of debt	(134)	0
Net cash used in financing activities	(485)	(330)
Net change in cash and cash equivalents and restricted cash	(10,833)	(30,843)
Cash and cash equivalents and restricted cash, beginning of period	72,845	93,030
Cash and cash equivalents and restricted cash, end of period	$62,012	$62,187
Supplemental cash flow information:
Cash paid for interest	$439	$431
Cash paid for taxes	$140	$152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1. Overview

BigCommerce Holdings, Inc. (the “Company”) is leading a new era of ecommerce. The Company’s software-as-a-service (“SaaS”) platform simplifies the creation of engaging online stores by delivering a unique combination of ease-of-use, enterprise functionality, and flexibility. The Company empowers both its customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline point-of-sale systems.

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

References in these condensed consolidated financial statements to “we”, “us”, “our”, the “Company”, or “BigCommerce” refer to BigCommerce Holdings, Inc. and its subsidiaries, unless otherwise stated.

2. Summary of significant accounting policies

Basis of presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information.

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other period.

Basis of consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on December 31. References to "fiscal 2024," for example, refer to the fiscal year ended December 31, 2024.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management in these consolidated financial statements include:

•
the allowance for credit losses;
•
constrained revenue;
•
variable consideration for revenue recognition;
•
the period of benefit associated with costs capitalized to obtain revenue contracts;
•
the useful lives of intangible assets; and
•
the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions;

Table of Content

Because of the use of estimates inherent in financial reporting process actual results could differ and the differences could be material to the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

ASU 2023-07, Segment Reporting (Topic 280)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires all public entities, including those public entities that have a single reportable segment to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the individual or the name of the group or committee identified as the chief operating decision maker (“CODM”). ASU 2023-07 is effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact this standard will have on the Company’s but does not expect it to have a material impact on the consolidated financial statements.

ASU 2023-09, Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires all entities to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update also eliminate requirements such as (1) the disclosure of the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months, (2) or making a statement that an estimate of the range cannot be made, and (3) the disclosure of the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. Lastly, the amendments in this Update replace the term ‘public entity’ as currently used in Topic 740 with the term ‘public business entity’. ASU 2023-09 is effective for the Company’s fiscal years beginning after December 15, 2024. The Company is currently assessing the impact this standard will have on the Company but does not expect it to have a material impact on the consolidated financial statements.

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

Revenue Recognition

Subscription solutions

Subscription solutions revenue consists primarily of platform subscription fees from all plans and recurring professional services. Subscription solutions are charged monthly, quarterly, or annually for the Company’s customers to sell their products and process transactions on the Company’s platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Monthly subscription fees for enterprise plans are adjusted if a customer’s gross merchandise volume ("GMV") or orders processed are above specified plan thresholds on a trailing twelve-month basis. For most subscription solutions arrangements, excluding enterprise subscription plans, the Company has determined the Company meets the variable consideration allocation exception and, therefore, recognizes fixed monthly fees or a pro-rata portion of quarterly or annual fees and any transaction fees as revenue in the month they are earned. During the second quarter of fiscal 2023, the Company adopted a new pricing structure that provided a discount to the contractual price for customers who pay quarterly or annually. Prior to this date, enterprise subscription plans included an upfront promotional period in order to incentivize the customer to enter into a subscription arrangement. In both of these scenarios, the total subscription fee is recognized on a straight-line basis over the term of the contract. In determining the amount of revenue to be recognized, the Company determines whether collection of the entire transaction price is probable. Only amounts deemed probable are recognized as revenue. Key factors in this determination are historical contract termination rates and general economic factors.

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

Table of Content

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

Partner and services

The Company’s partner and services revenue includes revenue share, partner technology integrations, and marketing services provided to partners. Revenue share relates to fees earned by the Company’s partners from customers using the Company’s platform, where the Company has an arrangement with such partners to share such fees as they occur. Revenue share is recognized at the time the earning activity is complete, which is generally monthly and variable based on customer usage on the platform. Revenue for partner technology integrations is recorded on a straight-line basis over the life of the contract commencing when the integration has been completed. Revenue for marketing services are recognized either at the time the earning activity is complete, or ratably over the length of the contract, depending on the nature of the obligations in the contract. Payments received in advance of services being rendered are recorded as deferred revenue and recognized when the obligation is completed.

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

Contract Assets

Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets are recorded on the condensed consolidated balance sheets at the end of each reporting period in Prepaid expenses and other assets, net. Typically, contract assets arise from agreements that have tiered billings over the contract life,

Table of Content

promotional billing periods, and partner and services revenue agreements that include substantive minimums. Net contract assets were $12.7 million as of March 31, 2024 as compared to $11.9 million as of December 31, 2023.

The Company is exposed to credit losses primarily through sales of products and services to customers and partners. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintain a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine what will ultimately be collected from its customers and partners, delinquency level and customer type have been identified as the primary specific risk affecting the Company’s contract assets, and the estimate for losses is analyzed annually and adjusted as necessary.The Company has provisioned $1.3 million and $1.5 million for credit losses related to contract assets as of March 31, 2024 and December 31, 2023, respectively.

Deferred revenue

Deferred revenue primarily consists of amounts that have been received from customers in advance of the performance obligation being satisfied. The Company recognizes revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services. The Company recognized $15.9 million of previously deferred revenue during the three months ended March 31, 2024.

The Company experienced an increase in the deferred revenue balance as of March 31, 2024, compared to December 31, 2023, which was primarily driven by the Company's continued shift to annual billing cycles.

Remaining performance obligation

As of March 31, 2024, the Company had $171.8 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligation is subject to future economic risks, including bankruptcies, regulatory changes and other market factors. The Company expects to recognize approximately 60 percent of the remaining performance obligations as revenue in the following 12 month period, and the remaining balance in the periods thereafter.

Remaining performance obligation consisted of the following:

(in thousands)	Current	Noncurrent	Total
As of March 31, 2024	$105,486	$66,350	$171,836
As of March 31, 2023	87,172	67,872	155,044

Cost of revenue

Cost of revenue consists primarily of personnel-related costs, including: stock-based compensation expenses for customer support and professional services personnel; costs of maintaining and securing infrastructure and platform; allocation of overhead costs and credit card processing; and amortization expense associated with capitalized internal-use software.

Accounts receivable

Accounts receivable are stated at net realizable value and include both billed and unbilled receivables. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at March 31, 2024 and December 31, 2023 included unbilled receivables of $10.7 million, and $11.0 million, respectively.

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

Table of Content

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2023	$5,997
Provision for expected credit losses	863
Write-offs charged against the allowance	(821)
Balance at March 31, 2024	$6,039

Stock-based compensation

The Company issues stock options, restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”) to employees.

The Company values stock options using the Black-Scholes option-pricing model at the date of grant and recognizes the relates stock-based compensation expense on a straight-line basis over the service period, net of estimated forfeitures, which is typically four years.

The Company values RSUs at the closing market price on the date of grate. RSUs typically vest in equal installments over a four-year period, subject to continued service, and compensation expense is recognized straight-line over the requisite service period.

The Company grants PSUs which provide for shares of common stock to be earned based on the Company's total stockholder return compared to the Russell 2000 index, and referred to as market-based awards. The Company values these market-based awards on the grant date using the Monte Carlo simulation model. The determination of fair value is affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company assumes no dividend yield and recognizes stock-based compensation expense ratably from grant date over the performance period of the award. The market-based awards will cliff-vest at the end of the three-year period ranging from 0 percent to 200 percent of the target number of PSUs granted.

The Company also grants PSUs which provide for shares of common stock to be earned based on its attainment of the Company's adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") and revenue relative to a target specified in the applicable agreement, and are referred to as Company performance-based awards. The Company values these awards at the closing market price on the date of grant. The vesting of Company performance-based awards is conditioned upon the achievement of certain targets and will vest in three annual tranches in a percentage of the target number of shares between 0% to 200%. The Company recognizes stock based compensation expense over the performance period, if it is probable that the performance condition will be achieved. Adjustments to stock based compensation expense are made, as needed, each reporting period based on changes in our estimate of the number of units that are probable of vesting.

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

Disaggregation of revenue

The following table disaggregates revenue by major source:

	Three months ended March 31,
(in thousands)	2024	2023
Subscription solutions	$60,959	$53,808
Partner and services	19,401	17,949
Revenue	$80,360	$71,757

Revenue by geographic region was as follows:

Table of Content

	Three months ended March 31,
(in thousands)	2024	2023
Revenue:
Americas – U.S.	$61,138	$54,809
Americas – other (1)	3,776	3,351
EMEA	9,192	7,983
APAC	6,254	5,614
Revenue	$80,360	$71,757

(1)Americas-other revenue includes revenue from North and South America, other than the U.S.

Revenue by geographical region is determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. Revenue attributed to the United States was 76 percent and EMEA was 11 percent during the three months ended March 31, 2024 and 2023. No single country, other than the United States, represented more than ten percent of total revenue during the three months ended March 31, 2024 and 2023.

Deferred commissions

Certain sales commissions earned by the Company’s go-to-market teams are considered incremental and recoverable costs of obtaining a contract with a customer. The Company amortizes deferred sales commissions ratably over the average customer life which is three years. The Company includes amortization of deferred commissions in sales and marketing expense in the condensed consolidated statements of operations. The Company periodically reviews the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize an impairment of deferred commissions during the three months ended March 31, 2024 and the year ended December 31, 2023.

Sales commissions of $2.1 million and $1.7 million were deferred for the three months ended March 31, 2024 and 2023, respectively; deferred commission amortization expense was $2.3 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively.

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

The following table presents information about the Company’s cash equivalents, marketable securities and liabilities that were measured at fair value as of March 31, 2024 and December 31, 2023:

Table of Content

	As of March 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$33,727	$0	$0	$33,727
Marketable securities:
Corporate bonds	0	75,318	0	75,318
U.S. treasury securities	56,251	0	0	56,251
Commercial paper	0	28,004	0	28,004
Agency bonds	0	44,708	0	44,708
Total marketable securities	$56,251	$148,030	$0	$204,281
Liabilities:
Convertible senior notes due 2026	$0	$288,938	$0	$288,938

	As of December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$39,754	$0	$0	$39,754
Marketable securities:
Corporate bonds	0	64,545	0	64,545
U.S. treasury securities	48,138	0	0	48,138
Commercial paper	0	30,596	0	30,596
Agency bonds	0	55,136	0	55,136
Total marketable securities	$48,138	$150,277	$0	$198,415
Liabilities:
Convertible senior notes due 2026	$0	$280,658	$0	$280,658

(1) Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets, in addition to $28.3 million, and $33.1 million of cash, as of March 31, 2024 and December 31, 2023, respectively.

The contractual maturities of the investments classified as marketable securities were as follows:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Due within 1 year	$165,733	$183,132
Due in 1 year through 2 years	38,548	15,283
Total marketable securities	$204,281	$198,415

Table of Content

The following tables summarize the gains, losses, and estimated fair value of cash equivalents, marketable securities and liabilities as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(in thousands)	Amortized Cost/ Principal amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$33,727	$0	$0	$33,727
Marketable securities:
Corporate bonds	75,294	50	(26)	75,318
U.S. treasury securities	56,312	9	(70)	56,251
Commercial paper	28,005	5	(6)	28,004
Agency bonds	44,767	3	(62)	44,708
Total marketable securities	$204,378	$67	$(164)	$204,281
Liabilities:
Convertible senior notes due 2026	$345,000	$0	$0	$288,938

	As of December 31, 2023
(in thousands)	Amortized Cost/ Principal amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$39,754	$0	$0	$39,754
Marketable securities:
Corporate bonds	64,421	157	(33)	64,545
U.S. treasury securities	48,061	86	(9)	48,138
Commercial paper	30,588	16	(8)	30,596
Agency bonds	55,182	24	(70)	55,136
Total marketable securities	$198,252	$283	$(120)	$198,415
Liabilities:
Convertible senior notes due 2026	$345,000	$0	$0	$280,658

5. Business combinations

Acquisition of Makeswift

In October 2023, the Company acquired all issued and outstanding stock of Makeswift, Inc. (“Makeswift”) pursuant to a merger agreement. Makeswift is a leading visual editor for Next.js websites. The total purchase consideration for Makeswift was approximately $9.2 million which consisted of the following:

(in thousands)	Amount
Base purchase price	$11,000
plus: Closing cash	238
minus: Deferred compensation	(2,000)
Total purchase consideration(1)	$9,238

(1) Of the total purchase consideration, $1.1 million of cash was held back by the Company for potential breaches of representation and warranties, as well as adjustments to working capital. Subsequent to March 31, 2024, the Company dispersed working capital hold back of $0.1 million.

Table of Content

The table below summarizes the estimated fair value of the assets acquired and liabilities assumed in the Makeswift acquisition, at acquisition date:

(in thousands)	October 31, 2023
Tangible assets acquired	$1,370
Right-of-use asset	147
Intangible assets acquired	7,890
Liabilities assumed	(1,311)
Deferred tax liability	(1,045)
Lease liability	(150)
Net assets acquired, excluding goodwill	$6,901
Total purchase consideration	$9,238
Goodwill	$2,337

As of March 31, 2024, the purchase price allocation is not finalized as the Company has not yet filed the Makeswift tax return for the period ended October 31, 2023. Once this return is filed in fiscal 2024, the Company will update the estimated fair value liabilities assumed in the acquisition.

The fair value of identifiable intangible assets acquired at the date of the acquisitions is as follows:

(in thousands)	Fair value	Useful life (in years)
Developed technology	$6,600	5.0
Customer relationships	1,200	3.0
Tradename	90	5.0
Total acquisition-related intangible assets	$7,890

The $2.3 million goodwill balance is primarily attributable to synergies and expanded market opportunities that are expected to be achieved from the integration of Makeswift with the Company’s offerings and assembled workforce. The goodwill balance is not deductible for income taxes purposes.

As part of the Makeswift merger agreement, $2.0 million of the purchase consideration is subject to clawback if any of the key Makeswift employees voluntarily terminate their employment within 18 months after the closing date of the transaction. The $2.0 million is accounted for as compensation expense and therefore not included in the purchase consideration. The related compensation is recognized as post-combination expense over the 18 month service period on a straight-line basis. The Company incurred $0.3 million of compensation costs during the three months ended March 31, 2024. The Company has $1.3 million of unvested amounts of cash retention payments recorded in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheet as of March 31, 2024.

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of March 31, 2024.

Intangible assets are amortized on a straight-line basis over the useful life. Intangible assets amortization was $2.5 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.

Intangible assets consists of the following:

Table of Content

	March 31, 2024			December 31, 2023
(in thousands)	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount	Weighted average remaining useful life as of March 31, 2024 (in years)
Developed technology	$19,967	$(9,591)	$10,376	$19,967	$(8,401)	$11,566	3.2
Customer relationship	23,725	(10,882)	12,843	23,725	(9,786)	13,939	3.1
Tradename	2,560	(1,336)	1,224	2,560	(1,208)	1,352	2.5
Non-compete agreement	162	(145)	17	162	(132)	30	0.3
Other intangibles	485	(361)	124	485	(320)	165	1.6
Total intangible assets	$46,899	$(22,315)	$24,584	$46,899	$(19,847)	$27,052

As of March 31, 2024, expected amortization expense for intangible assets was as follows:

(in thousands)	March 31, 2024
Remaining nine months of 2024	$7,267
2025	8,046
2026	5,100
2027	3,056
2028	1,115
Thereafter	0
Total	$24,584

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

In the ordinary course of business, the Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company's condensed consolidated financial statements.

Purchase Obligations

The Company has contractual commitments for services with third-parties related to hosting and internal software systems. These commitments are non-cancellable and expire within one to three years. The Company had unconditional purchase obligations as of March 31, 2024 as follows:

(in thousands)	March 31, 2024
Remaining nine months of 2024	$8,489
2025	16,152
2026	4,976
2027 and thereafter	0
Total	$29,617

Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Renewal options were not included in the right-of-use asset and lease liability calculation. As of March 31, 2024, there were no finance leases.

Table of Content

Operating expense relating to leases was $0.8 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

The future maturities of operating lease liabilities are as follows:

(in thousands)	As of March 31, 2024
Remaining nine months of 2024	$2,225
2025	2,838
2026	2,555
2027	2,133
2028	718
Thereafter	0
Total minimum lease payments	$10,469
Less imputed interest	(978)
Total lease liabilities	$9,491

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

The Company recorded approximately $5.5 million in expenses in connection with the 2023 Restructure in fiscal 2023, which consists of charges related to severance payments, employee benefits, and professional service and legal fees. These charges were recorded within the operating expenses on the accompanying consolidated statement of operations. The Company does not expect any more material charges under this plan.

The following table summarizes the activities related to the 2023 Restructure as of March 31, 2024:

(in thousands)	Workforce reduction
Liability, as of December 31, 2023	$1,516
Payments	(1,173)
Liability, as of March 31, 2024	$343

8. Other liabilities

The following table summarizes the components of other current liabilities:

	As of March 31,	As of December 31,
(in thousands)	2024	2023
Sales tax payable	$2,115	$1,632
Payroll and payroll related expenses	8,480	13,080
Acquisition related compensation	286	403
Restructuring related charges	343	1,516
Other	8,606	8,154
Other current liabilities	$19,830	$24,785

9. Debt

2021 Convertible Senior Notes

In September 2021, the Company issued $345.0 million aggregate principal amount of 0.25 percent convertible senior notes due 2026 (the “Notes”). The Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the

Table of Content

Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sales of the Notes was approximately $335.0 million after deducting offering and issuance costs related to the Notes and before the 2021 Capped Call transactions, as described below.

The Notes are the Company’s senior, unsecured obligations and accrue interest at a rate of 0.25 percent per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes will mature on October 1, 2026, unless earlier converted, redeemed or repurchased by us. Before July 1, 2026, noteholders will have the right to convert their Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2021, if the Last Reported Sale Price (as defined in the indenture for the Notes) per share of Common Stock (as defined in the indenture for the Notes) exceeds one hundred and thirty percent (130 percent) of the Conversion Price (as defined in the indenture for the Notes) for each of at least twenty (20) Trading Days (as defined in the indenture for the notes) (whether or not consecutive) during the thirty (30) consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter; (2) during the five (5) consecutive Business Days (as defined in the indenture for the Notes) immediately after any ten (10) consecutive Trading Day period (such ten (10) consecutive Trading Day period, the “Measurement Period”) if the Trading Price per $1,000 principal amount of Notes for each Trading Day of the Measurement Period was less than ninety-eight percent (98 percent) of the product of the Last Reported Sale Price per share of Common Stock on such Trading Day and the Conversion Rate (as defined in the indenture for the Notes) on such Trading Day; (3) if the Company calls any or all of the Notes for redemption, such Notes called for redemption may be converted any time prior to the close of business on the second business day immediately before the redemption date; or (4) upon the occurrence of specified corporate events. From and after July 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2024 and December 31, 2023, no conditions for the notes to convert have been called or met.

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

The net carrying amount of the Company's debt consists of the following:

(in thousands)	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of March 31, 2024	Carrying Value as of March 31, 2024	Carrying Value as of December 31, 2023
2021 Convertible Senior Notes	September 2021	10/1/2026	0.25%	$345,000	$339,970	$339,473
2023 Term Debt	June 2023	3/1/2025	4.40%	553	553	688
Total carrying value of debt					340,523	340,161
Less: current portion of debt					(553)	(547)
Total long-term portion of debt					$339,970	$339,614

Table of Content

The total interest expense recognized related to the Company's debt consists of the following:

	Three months ended March 31,
(in thousands)	2024	2023
Contractual interest expense	$223	$216
Amortization of issuance costs	497	493
Total	$720	$709

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

Table of Content

10. Stockholders’ equity

2020 Equity incentive plan

In 2020, the Company adopted the 2020 Equity Incentive Plan, or “2020 Plan”, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units and other cash-based or stock-based awards may be granted to employees, consultants and directors. Shares of common stock that are issued and available for issuance under the 2020 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof. The Company has granted awards of stock options, restricted stock units, and market-based and performance-based restricted stock units under the 2020 Plan.

A total of 3,873,885 shares of common stock were initially authorized and reserved for issuance under the 2020 Plan. This share reserve automatically increased on January 1, 2021, 2022, and 2023 and will increase on each subsequent January 1st through and including January 1, 2031, by an amount equal to the smaller of (a) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by the board of directors. On January 1, 2024, 2023 and January 1, 2022 the share reserve increased by 3,820,681 shares, 3,695,569 shares and 3,616,312 shares, respectively. As of March 31, 2024, a total of 1,096,370 registered shares of common stock remained available for future issuance under the 2020 Plan.

Subsequent to March 31, 2024, the Company registered an additional 9,548,587 shares on Form S-8.

Stock Options

Stock options generally vest and become exercisable over a service period of 4 years from the date of grant, subject to continued service. The following table summarizes the weighted-average grant date value of options and the assumptions used to develop their fair value.

	Three months ended March 31,	Year ended December 31,
	2024	2023
Weighted-average grant date fair value of options	$4.54	$6.55
Risk-free interest rate	4.10%	3.65% - 4.30%
Expected volatility	64.53%	65.02% - 66.56%
Expected life in years	6.10 years	6.06 - 6.11 years

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

Stock option activity for the three months ended March 31, 2024 was as follows:

(in thousands)	Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2023	5,109	$9.54	$20,571
Options granted under all plans	662	7.25	0
Exercised	(308)	3.16	1,506
Plan shares expired or canceled	(533)	15.39	6
Balance as of March 31, 2024	4,930	$9.00	$11,068
Vested and expected to vest	4,694	$8.93	$11,068
Exercisable as of March 31, 2024	3,505	$7.73	$11,068

The expected stock-based compensation expense remaining to be recognized as of March 31, 2024 is $8.6 million, which reflects outstanding stock option awards that are vested and outstanding stock option awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.76 years.

Table of Content

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2024 was as follows:

(in thousands)	Outstanding	Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2023	6,725	$15.86	$65,436
Granted – restricted stock units	854	7.25	6,189
Granted – market-based and performance-based restricted stock units	400	8.91	2,901
Canceled	(682)	13.67	4,855
Vested and converted to shares	(689)	$19.62	$5,154
Balance as of March 31, 2024	6,608	$14.16	$45,415
Vested and expected to vest	5,310	$14.63	$36,474

The grant date fair value of the market-based awards was $10.01. Significant assumptions used in the Monte Carlo simulation model for the market-based awards granted are as follows:

Three months ended March 31,
2024
Volatility	75.43%
Risk-free interest rate	4.31%
Dividend yield	0.00%

As of March 31, 2024, no market-based or performance-based restricted stock units have been canceled or vested. Stock compensation expense recognized for the market-based and performance-based awards was not material for the three months ended March 31, 2024.

The aggregate expected stock-based compensation expense remaining to be recognized as of March 31, 2024 is $63.6 million related to RSUs, which reflects outstanding stock awards that are vested and outstanding stock awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.46 years.

11. Income taxes

The income tax expense for the three months ended March 31, 2024 is based on the estimated annual effective tax rate for fiscal 2024. The Company’s provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

The Company’s provision for income taxes reflected an effective tax rate of (4.75) percent and (0.90) percent for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was lower than the U.S. federal statutory rate of 21 percent primarily due to the Company’s valuation allowance offsetting the benefits of losses. The Company’s current income tax expenses and benefits consist primarily of state current income tax expense, deferred income tax expense relating to the tax amortization of acquired goodwill and current income tax expense from foreign operations.

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

As of March 31, 2024, the Company had approximately $0.4 million in uncertain tax positions representing no increase from the balance on December 31, 2023. Operating losses generated in years prior to 2019 remain open to adjustment until the statute of

Table of Content

limitations closes for the tax year in which the net operating losses are utilized. Tax years 2019 through 2021 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently not under audit by any taxing jurisdiction.

Table of Content

12. Net loss per share

Basic net loss per share is computed by dividing net loss by the number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three months ended March 31, 2024, and 2023, the number of shares used to calculate diluted net loss per share is the same as the number of shares used to calculate basic net loss per share for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

	Three months ended March 31,
(in thousands)	2024	2023
Numerator:
Net loss per share available to shareholders	$(6,392)	$(22,120)
Denominator:
Weighted average shares outstanding	76,626	74,142
Net loss per share	$(0.08)	$(0.30)

The following potentially dilutive securities outstanding have been excluded from the computation of basic weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of March 31,
(in thousands)	2024	2023
Stock options outstanding	4,930	6,008
Restricted stock units	6,608	6,784
Acquisition related compensation	42	3,558
Convertible debt	4,719	4,719
Total potentially dilutive securities	16,299	21,069

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended ("the Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” and similar words or phrases. These forward-looking statements include statements concerning the following:

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
•
the anticipated effect on our business of litigation to which we are or may become a party
•
our ability to remediate the material weakness; and
•
other statements described in this Quarterly Report on Form 10-Q under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Although we believe the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024 and “Risk Factors,” in this Quarterly Report on Form 10-Q as well as factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

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

Table of Content

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.” See “Special Note Regarding Forward-Looking Statements.”

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of online stores by delivering a unique combination of ease-of-use, enterprise functionality, composability and flexibility. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline point of sale systems. Our strategy is to provide the world’s best combination of freedom of choice and flexibility in a multi-tenant SaaS platform. We describe this strategy as “Open SaaS.” As of March 31, 2024 we served 5,970 accounts with at least one unique enterprise plan subscription or an enterprise-level feed management subscription (collectively "enterprise accounts"). These accounts may have more than one Enterprise plan or a combination of Enterprise plans and Essentials plans.

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

We offer access to our platform on a subscription basis. We serve customers with subscription plans tailored to their size and feature needs. For our larger customers, our Enterprise plan offers our full feature set at a subscription price tailored to each business. For SMBs, we offer three retail plans: Standard, Plus, and Pro, priced at $29, $79, and $299 per month (our "Essentials" plans) when pre-paid annually, or $39, $105, and $399 per month (our "Essentials plans"), when paid monthly, respectively. Our Essentials plans include GMV thresholds with programmatic upgrades built in as merchants exceed each plan’s threshold.

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

Partners are essential to our open strategy. We believe we possess one of the deepest and broadest ecosystems of integrated technology solutions in the ecommerce industry. We strategically partner with, rather than compete against, the leading providers in adjacent categories, including payments, shipping, point of sale, content management system, customer relationship management, and enterprise resource planning. We focus our research and development investments in our core product to create a best-of-breed ecommerce platform and co-market and co-sell with our strategic technology partners to our mutual prospects and customers. As a result, we earn high-margin revenue share from a subset of our strategic technology partners, which complements the high gross margin of our core ecommerce platform.

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

Table of Content

Key factors affecting our performance

Our operational and financial results have been, and will continue to be, affected by a number of factors that present significant opportunities as well as risks and challenges, including those discussed below and elsewhere in this quarterly report and in our Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.” The key factors discussed below impacted our 2023 results or are anticipated to impact our future results.

“Go-to-Market” Strategy

BigCommerce was originally founded to serve the needs of small business customers. We have radically improved our product and service capabilities on behalf of the complex needs of midmarket and enterprise businesses, and we have successfully moved our customer base up-market as a result. We plan to continue our focus on enterprise businesses and we describe examples of advancements taken by us below.

We reorganized our business teams and leadership structure to introduce clear and unified end to end ownership of the customer. Sales, customer success, marketing, and our business development teams have congruent and clear targets that unify their efforts around customer success and growth. In the fourth quarter of 2023 we centralized end to end customer success ownership under our Company President. Our Company President now oversees all go-to-market efforts across the business, including the platform product, Feedonomics, and partner and services revenue.

New customer acquisition remains a priority, but it is now balanced with a strong focus on customer retention, satisfaction, and growth. This advancement includes a greater focus on portfolio cross-sell of Feedonomics and partner solutions.

We made a commitment to drive revenue growth and we are beginning to see progress in the first quarter since initiating many of the advancements discussed above. First quarter of fiscal 2024 net retention rates improved versus the prior quarter, and we continue to focus on customer success and growth.

Macroeconomic environment and customer spend

Consumer spending remains resilient across our major markets, though aggregate ecommerce is growing at lower rates than during the pandemic. We are encouraged overall by the underlying consumption signals that we are seeing in our business.

As described above, we are making progress in our go to market transformation. We continue to see longer sales cycle times relative to the pandemic and elevated scrutiny on platform investment spending. We believe sales cycle times and platform investment spending will improve, and we are transforming our go-to-market capabilities to capitalize on that improvement.

Business metrics

We review the following business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our business metrics may not correspond with increases or decreases in our revenue. As an example, some of our business metrics include annual revenue run-rate ("ARR"), subscription annual revenue run-rate ("Subscription ARR") , average revenue per account, lifetime value ("LTV") to customer acquisition costs ("CAC") and others are calculated as of the end of the last month of the reporting period.

Annual revenue run-rate

We calculate ARR at the end of each month as the sum of: (1) contractual monthly recurring revenue at the end of the period, which includes platform subscription fees, invoiced growth adjustments, product feed management subscription fees, recurring professional services revenue, and other recurring revenue, multiplied by twelve to prospectively annualize recurring revenue, and (2) the sum of the trailing twelve-month non-recurring and variable revenue, which includes one-time partner integrations, one-time fees, payments revenue share, and any other revenue that is non-recurring and variable.

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

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we

Table of Content

include both in ARPA for the reported period. For example, ARPA as of March 31, 2024, includes all subscription solutions and professional services billed between January 1, 2024, and March 31, 2024. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

Enterprise Account metrics

To measure the effectiveness of our ability to execute against our growth strategy, particularly within the mid-market and enterprise lines of business, we calculate ARR attributable to Enterprise Accounts.

The chart below illustrates certain of our key business metrics as of the periods ended:

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
ARR (in thousands)	$340,147	$336,541	$332,245	$331,103	$316,688
Subscription ARR (in thousands)	$258,566	$256,412	$256,518	$255,552	$243,527
Enterprise Account metrics:
Number of Enterprise Accounts	5,970	5,994	5,951	5,929	5,828
ARR attributable to Enterprise Accounts (in thousands)	$248,236	$245,100	$240,602	$236,386	$228,805
ARR attributable to Enterprise Accounts as a percentage of ARR	73	73	72	71	72
ARPA	$41,581	$40,981	$40,431	$39,870	$39,260

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

Net revenue retention

We use net revenue retention (“NRR”) to evaluate our ability to maintain and expand our revenue with our account base of enterprise customers exceeding the ACV threshold over time. The total billings and allocated partner revenue, where applicable, for the measured period are divided by the total billings and allocated partner revenue for such accounts, corresponding to the period one year prior. An NRR greater than 100 percent implies positive net revenue retention. This methodology includes stores added to or subtracted from an account’s subscription during the previous twelve months. It also includes changes to subscription and partner and services revenue billings, and revenue reductions from stores or accounts that leave the platform during the previous one-year period. Net new accounts added after the previous one-year period are excluded from our NRR calculations. NRR for enterprise accounts was 100 percent and 111 percent for the years ended December 31, 2023 and 2022, respectively. We update our reported NRR at the end of each fiscal year and do not report quarterly changes in NRR.

Components of results of operations

Revenue

We generate revenue from two sources: (1) subscription solutions revenue and (2) partner and services revenue.

Subscription solutions revenue consists primarily of platform subscription fees from plans and recurring professional services. Subscription solutions are charged monthly, quarterly, or annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Our Enterprise plan contracts are generally for a fixed term of 12 to 36 months and are non-cancelable. In the first half of 2023, we implemented a new pricing strategy that provided enterprise merchants a discount for a period of time from their contractual monthly fee. Prior to this new strategy, certain enterprise agreements contain promotional periods. Under both models, merchants have full access to the functionality of our platform upon contract execution, and revenue is recognized ratably over the contract life. Our retail plans are generally month-to-month contracts. Monthly subscription fees for Enterprise plans are adjusted if a customer’s GMV or orders processed are outside of specified plan thresholds on a trailing twelve-month basis. Fixed monthly fees and any transaction charges related to subscription solutions are recognized as revenue in the month they are earned.

Table of Content

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

Cost of revenue

Cost of revenue consists primarily of: (1) personnel-related costs (including stock-based compensation expense and associated payroll costs) for our customer success teams, (2) costs that are directly related to hosting and maintaining our platform, (3) fees for processing customer payments such as credit card processing charges, (4) personnel and other costs related to feed management, and (5) allocated costs, such as, depreciation, technology and facility costs. We expect that cost of revenue will increase in absolute dollars, but may fluctuate as a percentage of total revenue from period to period.

As a result of our growth plans and integration of our previously acquired businesses, we have incurred expenses for equity and amortization of purchased intangibles.

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

Table of Content

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

Other income (expense)

Other income (expense) primarily consists of loss from share issuance related to the Bundle acquisition and foreign currency translation adjustments.

Provision for income taxes

Our Provision for income taxes consists primarily of deferred income taxes associated with amortization of tax deductible goodwill and current income taxes related to certain foreign and state jurisdictions in which we conduct business. For U.S. federal income tax purposes and in certain foreign and state jurisdictions, we have NOL carryforwards. The foreign jurisdictions in which we operate have different statutory tax rates than those of the United States. Additionally, certain of our foreign earnings may also be currently taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, applicability of any valuation allowances, and changes in tax laws in jurisdictions in which we operate.

Results of operations

The following table summarizes our historical consolidated statement of operations data. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	For the three months ended March 31,
	2024	2023
Revenue	$80,360	$71,757
Cost of revenue (1)	18,439	17,446
Gross profit	61,921	54,311
Operating expenses: (1)
Sales and marketing	32,432	34,052
Research and development	19,988	20,845
General and administrative	14,929	16,494
Acquisition related expenses	333	4,125
Restructuring charges	0	420
Amortization of intangible assets	2,467	2,033
Total operating expenses	70,149	77,969
Loss from operations	(8,228)	(23,658)
Interest income	3,178	2,426
Interest expense	(720)	(722)
Other income (expense)	(332)	31
Loss before provision for income taxes	(6,102)	(21,923)
Provision for income taxes	(290)	(197)
Net loss	$(6,392)	$(22,120)

Table of Content

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$656	$1,189
Sales and marketing	1,867	2,867
Research and development	3,476	3,503
General and administrative	2,592	3,079

Revenue by geographic region

The composition of our revenue by geographic region during the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three months ended March 31,		Change
	2024	2023	Amount	Percent
	(dollars in thousands)
Revenue
Americas – U.S.	$61,138	$54,809	$6,329	11.5%
Americas – other (1)	3,776	3,351	425	12.7
EMEA	9,192	7,983	1,209	15.1
APAC	6,254	5,614	640	11.4
Total Revenue	$80,360	$71,757	$8,603	12.0%

(1)Americas-other revenue includes revenue from North and South America, other than the U.S.

Comparison of the three months ended March 31, 2024 and March 31, 2023

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Three months ended March 31,		Change
	2024	2023	Amount	Percent
	(dollars in thousands)
Revenue
Subscription solutions	$60,959	$53,808	$7,151	13.3%
Partner and services	19,401	17,949	1,452	8.1
Total revenue	$80,360	$71,757	$8,603	12.0%

Total revenue increased $8.6 million, or 12.0 percent, to $80.4 million for the three months ended March 31, 2024, from $71.8 million for the three months ended March 31, 2023, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $7.2 million, or 13.3 percent, to $61.0 million for the three months ended March 31, 2024, from $53.8 million for the three months ended March 31, 2023, primarily due to increases in enterprise, mid-market, and Feedonomics activity. Partner and services revenue increased $1.5 million, or 8.1 percent, to $19.4 million for the three months ended March 31, 2024, from $17.9 million for the three months ended March 31, 2023, primarily as a result of increases in revenue share activity offset by decreases in stand ready and integration activity.

Cost of revenue, gross profit, and gross margin

	Three months ended March 31,		Change
	2024	2023	Amount	Percent
	(dollars in thousands)
Cost of revenue	$18,439	$17,446	$993	5.7%
Gross profit	61,921	54,311	7,610	14.0
Gross margin percentage	77.1	75.7

Table of Content

Cost of revenue increased $1.0 million, or 5.7 percent, to $18.4 million for the three months ended March 31, 2024, from $17.4 million for the three months ended March 31, 2023, primarily as a result of higher software costs and processing fees of $1.1 million and decreased spend of $0.3 million in salaries and shared-based compensation driven by decreases in headcount from the 2023 Restructure. Gross margin increased to 77.1 percent from 75.7 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

Operating income (expenses)

Sales and marketing

	Three months ended March 31,		Change
	2024	2023	Amount	Percent
	(dollars in thousands)
Sales and marketing	$32,432	$34,052	$(1,620)	(4.8)%
Percentage of revenue	40.4%	47.5%

Sales and marketing expenses decreased $1.6 million, or (4.8) percent, to $32.4 million for the three months ended March 31, 2024 from $34.1 million for the three months ended March 31, 2023, primarily due to decreased salaries of $1.8 million and share-based compensation driven by cost cutting measures from the 2023 Restructure. As a percentage of total revenue, sales and marketing expenses decreased to 40.4 percent from 47.5 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

Research and development

	Three months ended March 31,		Change
	2024	2023	Amount	Percent
	(dollars in thousands)
Research and development	$19,988	$20,845	$(857)	(4.1)%
Percentage of revenue	24.9	29.0

Research and development decreased $0.9 million, or (4.1) percent, to $20.0 million for the three months ended March 31, 2024 from $20.8 million for the three months ended March 31, 2023, due to the cost cutting measures from the 2023 Restructure. As a percentage of total revenue, research and development expenses decreased to 24.9 percent from 29.0 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

General and administrative

	Three months ended March 31,		Change
	2024	2023	Amount	Percent
	(dollars in thousands)
General and administrative	$14,929	$16,494	$(1,565)	(9.5)%
Percentage of revenue	18.6	23.0

General and administrative expenses decreased $1.6 million, or (9.5)% percent , to $14.9 million for the three months ended March 31, 2024 from $16.5 million for the three months ended March 31, 2023, primarily due to decreased bad debt expense of $0.3 million due to focus on collection efforts, decreased spend of $0.7 million in salaries and share-based compensation driven by cost cutting measures from the 2023 Restructure, and decreased insurance expense of $0.4 million as a result of improved renewal rates. As a percentage of total revenue, general and administrative expenses decreased to 18.6 percent from 23.0 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

Acquisition related expenses

Acquisition related expense decreased $3.8 million, or (91.9) percent, to $0.3 million for the three months ended March 31, 2024, from $4.1 million for the three months ended March 31, 2023. Acquisition costs related to Feedonomics were recognized through Q3 2023, which was the second anniversary date of the acquisition. The remaining acquisition expenses are recognized on other transactions that occurred, while the prior years balance included costs related to the Feedonomics acquisition.

Table of Content

Restructuring charges

Restructuring charges were $0.0 million for the three months ended March 31, 2024, and $0.4 million for the three months ended March 31, 2023.

Interest income

Interest income increased $0.8 million, or 31.0 percent, to $3.2 million for the three months ended March 31, 2024, from $2.4 million for the three months ended March 31, 2023. This increase was primarily a result of investment income reinvested at higher interest rates for our cash, cash equivalents and marketable securities.

Interest expense

Interest expense was $0.7 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively, and was related to our outstanding debt.

Liquidity and capital resources

We are committed to healthy cash flow generation and cash management, and continue to evaluate all of our spending to look for opportunities to drive improvements in cash flow. Our improvements in internal systems and controls, together with discipline around accounts receivable and collections has led to improvements in working capital and accounts receivable.

Our operational short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. Our future capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, the timing of new product introductions, the continued impact of the inflation on the global economy, our business, financial condition, and results of operations.

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing.

In the future, we will continue to work with our customer base to move billings from monthly to annually in efforts to better manage cash flow and reduce churn. Additionally, we may attempt to restructure our debt financing. From time to time, we may seek to repurchase, redeem or otherwise retire our convertible notes through cash repurchases and/or exchanges for equity securities, in open market repurchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(3,417)	$(20,836)
Net cash used in investing activities	(6,931)	(9,677)
Net cash used in financing activities	(485)	(330)
Net decrease in cash, cash equivalents and restricted cash	$(10,833)	$(30,843)

As of March 31, 2024, we had $62.0 million in cash, cash equivalents, and restricted cash, an increase of $0.2 million compared to $62.2 million as of March 31, 2023. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.1 million and $1.1 million at March 31, 2024 and 2023 respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $204.3 million and $221.3 million at March 31, 2024 and 2023 respectively, consists of investments in corporate and US treasury securities . We maintain cash account balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Operating activities

Table of Content

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 was $3.4 million and $20.8 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2024 and 2023 was $6.9 million and ($9.7) million, respectively. In the three months ended March 31, 2024, this consists primarily of the sale and maturity of marketable securities of $29.4 million offset by the purchase of property and equipment of $0.8 million and the purchase of marketable securities of $35.5 million. In the three months ended March 31, 2023, this consists primarily of the purchases of marketable securities of $48.0 million and the purchases of property and equipment of $1.1 million offset by the maturity of marketable securities of $39.4 million.

Financing activities

Net cash used in financing activities during the three months ended March 31, 2024 and 2023 was $0.5 million and $0.3 million, respectively. In the three months ended March 31, 2024, this was attributable to proceeds from exercise of stock options of $0.1 million offset by withholdings from the issuance of shares of common stock pursuant to the exercise of stock options and vesting of restricted stock units of $1.3 million and repayments of debt of $0.1 million. In the three months ended March 31, 2023, this was attributable to withholdings from the issuance of shares of common stock pursuant to the exercise of stock options of $0.3 million

Indebtedness

2021 Convertible senior notes

In September 2021, we issued $345.0 million principal amount of 0.25 percent Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Convertible Notes Indenture”), dated as of September 14, 2021, between us and U.S. Bank National Association, as trustee.

The Notes are our senior, unsecured obligations and are (i) equal in right of payment with our future senior, unsecured indebtedness; (ii) senior in right of payment to our future indebtedness that is expressly subordinated to the Notes in right of payment; (iii) effectively subordinated to our future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.

The Notes accrue interest at a rate of 0.25 percent per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before July 1, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after July 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate was 13.6783 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $73.11 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

We may not redeem the Notes at our option at any time before October 7, 2024. The Notes will be redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the Convertible Notes Indenture)), at our option at any time, and from time to time, on or after October 7, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of our common stock exceeds 130 percent of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. The redemption price will be a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the Partial Redemption Limitation, we may not elect to redeem less than all of the outstanding Notes unless at least $150.0 million aggregate principal amount of Notes are outstanding and not subject to redemption as of the time we send the related redemption notice.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require us to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the

Table of Content

fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving us and certain de-listing events with respect to our common stock.

The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Convertible Notes Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the Notes Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the Notes Indenture relating to our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of us and our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the Convertible Notes Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Convertible Notes Indenture; (v) certain defaults by us or any of our significant subsidiaries with respect to indebtedness for borrowed money of at least $65.0 million; and (vi) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us (and not solely with respect to a significant subsidiary of us) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the trustee, by notice to us, or noteholders of at least 25 percent of the aggregate principal amount of Notes then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the Notes Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 days at a specified rate per annum not exceeding 0.50 percent on the principal amount of the Notes.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024 or as of December 31, 2023.

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

Recent accounting pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. An immediate increase or decrease in interest rates of 100 basis points at March 31, 2024 could result in a $2 million market value reduction or increase of the same amount.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the three months ended March 31, 2024 were transacted in U.S. dollars. As we expand our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, as we expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2024, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2024, that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”).

As discussed in Part II, Item 9A, “Controls and Procedures” in our Form 10-K, we identified material weaknesses in internal control over financial reporting in the following areas:

(i)
information technology (“IT”) general controls.

We did not maintain effective controls over (i) user access to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to the appropriate personnel; (ii) program change management for financial applications to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) IT operations controls to ensure that critical interface jobs are monitored.

Table of Content

Status of Remediation Efforts

In response to the material weakness identified and described above, our management, with the oversight of the Audit Committee of our Board of Directors, will continue through 2024 to dedicate significant efforts and resources to further improve our control environment and to take steps to remediate this material weakness.

Changes in internal control over financial reporting

Except for the implementation of our remediation plans in connection with our ineffective disclosure controls and procedures described above, there have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Effective Date

2.1	Asset Purchase Agreement by and among BigCommerce Holdings, Inc, BigCommerce Omni LLC, Feedonomics LLC, and certain other affiliated parties and significant equity holders of Feedonomics LLC, dated July 23, 2021	8-K	001-39423	2.1	July 23, 2021

3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 10, 2020

3.2	Second Amended and Restated Bylaws of the registrant.	8-K	001-39423	3.2	September 1, 2023

Table of Content

4.1	Indenture, dated September 14, 2021 between Registrant and U.S Bank National Association	8-K	001-39423	4.1	September 15, 2021

4.2	Form of certificate representing the 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	September 15, 2021

10.1	Form of Performance Unit Agreement	8-K	001-39423	10.1	March 8, 2024

10.2	Form of Notice of Grant of Performance Units (Adjusted EBITDA)	8-K	001-39423	10.2	March 8, 2024

10.3	Form of Notice of Grant of Performance Units (Revenue)	8-K	001-39423	10.3	March 8, 2024

10.4	Form of Notice of Grant of Performance Units (Total Stockholder Return)	8-K	001-39423	10.4	March 8, 2024

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350c, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

BigCommerce Holdings, Inc.

Date: May 9, 2024	By:	/s/ Brent Bellm
Brent Bellm
Chairman and Chief Executive Officer

Date: May 9, 2024	By:	/s/ Daniel Lentz
Daniel Lentz
Chief Financial Officer

Table of Content