Form 10-Q
period 2024-06-30
BigCommerce Holdings, Inc.
filed 2024-08-01
CIK 1626450

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 30, 2024, the registrant had 77,753,052 shares of common stock, $0.0001 par value per share outstanding.

Table of Content

i

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BigCommerce Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$133,088	$71,719
Restricted cash	1,120	1,126
Marketable securities	142,712	198,415
Accounts receivable, net	45,054	37,713
Prepaid expenses and other assets, net	24,688	24,733
Deferred commissions	9,119	8,280
Total current assets	355,781	341,986
Property and equipment, net	9,975	10,233
Operating lease, right-of-use-assets	3,647	4,405
Prepaid expenses, net of current portion	2,633	1,240
Deferred commissions, net of current portion	6,408	7,056
Intangible assets, net	22,133	27,052
Goodwill	51,927	52,086
Total assets	$452,504	$444,058
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,686	$7,982
Accrued liabilities	3,596	2,652
Deferred revenue	42,417	32,242
Current portion of debt	417	547
Current portion of operating lease liabilities	2,424	2,542
Other current liabilities	23,289	24,785
Total current liabilities	78,829	70,750
Long-term portion of debt	340,468	339,614
Operating lease liabilities, net of current portion	6,393	7,610
Other long-term liabilities, net of current portion	703	551
Total liabilities	426,393	418,525
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	638,586	620,021
Accumulated other comprehensive gain (loss)	(177)	163
Accumulated deficit	(612,305)	(594,658)
Total stockholders’ equity	26,111	25,533
Total liabilities and stockholders’ equity	$452,504	$444,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue	$81,829	$75,443	$162,189	$147,200
Cost of revenue (1)	19,811	18,756	38,250	36,202
Gross profit	62,018	56,687	123,939	110,998
Operating expenses: (1)
Sales and marketing	34,425	35,593	66,857	69,645
Research and development	20,287	21,403	40,275	42,248
General and administrative	15,436	14,428	30,365	30,922
Amortization of intangible assets	2,452	2,033	4,919	4,066
Acquisition related costs	334	4,125	667	8,250
Restructuring charges	2,572	0	2,572	420
Total operating expenses	75,506	77,582	145,655	155,551
Loss from operations	(13,488)	(20,895)	(21,716)	(44,553)
Interest income	3,196	2,825	6,374	5,251
Interest expense	(720)	(722)	(1,440)	(1,444)
Other expense	(111)	(63)	(443)	(32)
Loss before provision for income taxes	(11,123)	(18,855)	(17,225)	(40,778)
Provision for income taxes	(132)	(210)	(422)	(407)
Net loss	$(11,255)	$(19,065)	$(17,647)	$(41,185)
Basic net loss per share	$(0.15)	$(0.25)	$(0.23)	$(0.55)
Shares used to compute basic net loss per share	77,456	74,790	77,041	74,468

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Cost of revenue	$1,028	$1,290	$1,684	$2,479
Sales and marketing	3,138	3,566	5,005	6,433
Research and development	3,273	3,943	6,749	7,446
General and administrative	2,582	2,573	5,174	5,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(11,255)	$(19,065)	$(17,647)	$(41,185)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(81)	(90)	(340)	627
Total comprehensive loss	$(11,336)	$(19,155)	$(17,987)	$(40,558)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	For the three and six months ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	76,410	$7	$620,021	$(594,658)	$163	$25,533
Proceeds from exercise of stock options	308	0	974	0	0	974
Release of restricted stock units	507	0	(1,325)	0	0	(1,325)
Stock-based compensation	0	0	8,388	0	0	8,388
Total other comprehensive loss	0	0	0	0	(259)	(259)
Net loss	0	0	0	(6,392)	0	(6,392)
Balance at March 31, 2024	77,225	$7	$628,058	$(601,050)	$(96)	$26,919
Proceeds from exercise of stock options	77	0	$271	0	0	$271
Release of restricted stock units	397	0	0	0	0	0
Issuance of common stock as consideration for an acquisition	41	0	248	0	0	248
Stock-based compensation	0	0	10,009	0	0	10,009
Total other comprehensive loss	0	0	0	0	(81)	(81)
Net loss	0	0	0	(11,255)	0	(11,255)
Balance at June 30, 2024	77,740	$7	$638,586	$(612,305)	$(177)	$26,111

	For the three and six months ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2022	73,945	$7	$576,851	$(529,987)	$(1,199)	$45,672
Proceeds from exercise of stock options	246	0	1,103	0	0	1,103
Release of restricted stock units	396	0	(1,419)	0	0	(1,419)
Stock-based compensation	0	0	10,487	0	0	10,487
Total other comprehensive loss	0	0	0	0	717	717
Net loss	0	0	0	(22,120)	0	(22,120)
Balance at March 31, 2023	74,587	$7	$587,022	$(552,107)	$(482)	$34,440
Proceeds from exercise of stock options	163	$0	$1,156	$0	$0	$1,156
Release of restricted stock units	354	0	(811)	0	0	(811)
Stock-based compensation	0	0	11,290	0	0	11,290
Total other comprehensive loss	0	0	0	0	(90)	(90)
Net loss	0	0	0	(19,065)	0	(19,065)
Balance at June 30, 2023	75,104	$7	$598,657	$(571,172)	$(572)	$26,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Cash flows from operating activities
Net loss	$(11,255)	$(19,065)	$(17,647)	$(41,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,512	2,940	6,998	5,844
Amortization of discount on debt	497	494	994	987
Stock-based compensation expense	10,009	11,290	18,397	21,777
Provision for expected credit losses	850	433	1,713	1,508
Other	(37)	0	(37)	0
Changes in operating assets and liabilities:
Accounts receivable	(6,790)	6,425	(9,378)	(1,760)
Prepaid expenses	3,935	751	(1,025)	(3,484)
Deferred commissions	(402)	(821)	(191)	(772)
Accounts payable	(356)	(1,023)	(1,245)	(528)
Accrued and other liabilities	4,168	7,027	(433)	2,105
Deferred revenue	7,607	6,292	10,175	9,415
Net cash provided by (used in) operating activities	11,738	14,743	8,321	(6,093)
Cash flows from investing activities:
Cash paid for acquisition	(100)	0	(100)	0
Purchase of property and equipment	(1,064)	(1,017)	(1,870)	(2,080)
Maturity of marketable securities	62,525	83,643	91,965	123,072
Purchase of marketable securities	(1,037)	(85,351)	(36,602)	(133,394)
Net cash provided by (used in) investing activities	60,324	(2,725)	53,393	(12,402)
Cash flows from financing activities:
Proceeds from exercise of stock options	271	1,156	1,245	2,245
Taxes paid related to net share settlement of stock options	0	(811)	(1,325)	(2,230)
Proceeds from financing obligation	0	1,081	0	1,081
Repayment of debt	(137)	0	(271)	0
Net cash provided by (used in) financing activities	134	1,426	(351)	1,096
Net change in cash and cash equivalents and restricted cash	72,196	13,444	61,363	(17,399)
Cash and cash equivalents and restricted cash, beginning of period	62,012	62,187	72,845	93,030
Cash and cash equivalents and restricted cash, end of period	$134,208	$75,631	$134,208	$75,631
Supplemental cash flow information:
Cash paid for interest	$6	$0	$445	$431
Cash paid for taxes	$42	$60	$182	$212
Noncash investing and financing activities:
Capital additions, accrued but not paid	$117	$125	$117	$190
Fair value of shares issued as consideration for acquisition	$248	$0	$248	$0

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

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other period.

Basis of consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on December 31. References to “fiscal 2024,” for example, refer to the fiscal year ended December 31, 2024.

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

Revenue recognition

Subscription solutions

Subscription solutions revenue consists primarily of platform subscription fees from all plans and recurring professional services. Subscription solutions are charged monthly, quarterly, or annually for the Company’s customers to sell their products and process transactions on the Company’s platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Monthly subscription fees for enterprise plans are adjusted if a customer’s gross merchandise volume (“GMV”) or orders processed are above specified plan thresholds on a trailing twelve-month basis. For most subscription solutions arrangements, excluding enterprise subscription plans, the Company has determined the Company meets the variable consideration allocation exception and, therefore, recognizes fixed monthly fees or a pro-rata portion of quarterly or annual fees and any transaction fees as revenue in the month they are earned. During fiscal year 2023, the Company adopted a new pricing structure that provided a discount to the contractual price for customers who pay quarterly or annually. Prior to this date, enterprise subscription plans included an upfront promotional period in order to incentivize the customer to enter into a subscription arrangement. In both of these scenarios, the total subscription fee is recognized on a straight-line basis over the term of the contract. In determining the amount of revenue to be recognized, the Company determines whether collection of the entire transaction price is probable. Only amounts deemed probable are recognized as revenue. Key factors in this determination are historical contract termination rates and general economic factors.

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

Contract assets

Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets are recorded on the condensed consolidated balance sheets at the end of each reporting period in Prepaid expenses and other assets, net. Typically, contract assets arise from agreements that have tiered billings over the contract life,

Table of Content

promotional billing periods, and partner and services revenue agreements that include substantive minimums. Net contract assets were $11.5 million as of June 30, 2024 as compared to $11.9 million as of December 31, 2023.

The Company is exposed to credit losses primarily through sales of products and services to customers and partners. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintain a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine what will ultimately be collected from its customers and partners, delinquency level and customer type have been identified as the primary specific risk affecting the Company’s contract assets, and the estimate for losses is analyzed annually and adjusted as necessary. The Company has provisioned $1.1 million and $1.5 million for credit losses related to contract assets as of June 30, 2024 and December 31, 2023, respectively.

Deferred revenue

Deferred revenue primarily consists of amounts that have been received from customers in advance of the performance obligation being satisfied. The Company recognizes revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services. The Company recognized $6.6 million and $22.5 million of previously deferred revenue during the three and six months ended June 30, 2024.

Remaining performance obligation

As of June 30, 2024, the Company had $182.0 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligation is subject to future economic risks, including bankruptcies, regulatory changes and other market factors. The Company expects to recognize approximately 60 percent of the remaining performance obligations as revenue in the following 12 month period, and the remaining balance in the periods thereafter.

Remaining performance obligation consisted of the following:

(in thousands)	Current	Noncurrent	Total
As of June 30, 2024	$110,486	$71,524	$182,010
As of June 30, 2023	80,171	53,077	133,248

Cost of revenue

Cost of revenue consists primarily of personnel-related costs, including: stock-based compensation expenses for customer support and professional services personnel; costs of maintaining and securing infrastructure and platform; allocation of overhead costs and credit card processing fees; and amortization expense associated with capitalized internal-use software.

Accounts receivable

Accounts receivable are stated at net realizable value and include both billed and unbilled receivables. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at June 30, 2024 and December 31, 2023 included unbilled receivables of $10.5 million, and $11.0 million, respectively.

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

Table of Content

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2023	$5,997
Provision for expected credit losses	863
Write-offs charged against the allowance	(821)
Balance at March 31, 2024	$6,039
Provision for expected credit losses	850
Write-offs charged against the allowance	(1,200)
Balance at June 30, 2024	$5,689

Stock-based compensation

The Company issues stock options, restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”) to employees.

The Company values stock options using the Black-Scholes option-pricing model at the date of grant and recognizes the related stock-based compensation expense on a straight-line basis over the service period, net of estimated forfeitures, which is typically four years.

The Company values RSUs at the closing market price on the date of grate. RSUs typically vest in equal installments over a four-year period, subject to continued service, and compensation expense is recognized straight-line over the requisite service period, net of estimated forfeitures.

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

The Company also grants PSUs which provide for shares of common stock to be earned based on its attainment of the Company's adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) and revenue relative to a target specified in the applicable agreement, and are referred to as Company performance-based awards. The Company values these awards at the closing market price on the date of grant. The vesting of Company performance-based awards is conditioned upon the achievement of certain targets and will vest in three annual tranches in a percentage of the target number of shares between 0 percent to 200 percent. The Company recognizes stock-based compensation expense over the performance period, if it is probable that the performance condition will be achieved. Adjustments to stock-based compensation expense are made, as needed, each reporting period based on changes in our estimate of the number of units that are probable of vesting.

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

Disaggregation of revenue

The following table disaggregates revenue by major source:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Subscription solutions	$61,796	$56,135	$122,755	$109,943
Partner and services	20,033	19,308	39,434	37,257
Revenue	$81,829	$75,443	$162,189	$147,200

Table of Content

Revenue by geographic region was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue:
Americas – United States	$62,428	$57,546	$123,567	$112,355
Americas – other (1)	3,777	3,422	7,552	6,773
EMEA	9,281	8,649	18,473	16,633
APAC	6,343	5,826	12,597	11,439
Revenue	$81,829	$75,443	$162,189	$147,200

(1)Americas-other revenue includes revenue from North and South America, other than the U.S.

Revenue by geographical region is determined based on the region of the customers’ bill-to address. Revenue attributed to the United States was 76 percent and EMEA was 11 percent during the three and six months ended June 30, 2024 and 2023. No single country, other than the United States, represented more than ten percent of total revenue during the three and six months ended June 30, 2024 and 2023.

Deferred commissions

Certain sales commissions earned by the Company’s go-to-market teams are considered incremental and recoverable costs of obtaining a contract with a customer. The Company amortizes deferred sales commissions ratably over the average customer life which is three years. The Company includes amortization of deferred commissions in sales and marketing expense in the condensed consolidated statements of operations. The Company periodically reviews the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize an impairment of deferred commissions during the three and six months ended June 30, 2024 and the year ended December 31, 2023.

Sales commissions of $2.8 million and $2.5 million were deferred for the three months ended June 30, 2024 and 2023, respectively; and $5.0 million and $4.2 million were deferred for the six months ended June 30, 2024 and 2023, respectively.

Deferred commission amortization expense was $2.4 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively; and $4.7 million and $3.3 million for the six months ended June 30, 2024 and 2023 , respectively.

4. Fair value measurements

Financial instruments carried at fair value include cash and cash equivalents, restricted cash and marketable securities. The fair value of our convertible senior notes is included below for disclosure purposes only.

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

The following table presents information about the Company’s cash equivalents, marketable securities and liabilities that were measured at fair value as of June 30, 2024 and December 31, 2023:

Table of Content

	As of June 30, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$97,897	$0	0	$97,897
Marketable securities:
Corporate bonds	0	67,926	0	67,926
U.S. treasury securities	41,955	0	0	41,955
Commercial paper	0	9,911	0	9,911
Agency bonds	0	22,920	0	22,920
Total marketable securities	$41,955	$100,757	$0	$142,712
Liabilities:
Convertible senior notes due 2026	$0	$301,875	$0	$301,875

(1) Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets, in addition to $36.3 million of cash, as of June 30, 2024.

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

(1) Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets, in addition to $33.1 million of cash, as of December 31, 2023.

The contractual maturities of the investments classified as marketable securities were as follows:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Due within 1 year	$118,858	$183,132
Due in 1 year through 2 years	23,854	15,283
Total marketable securities	$142,712	$198,415

Table of Content

The following tables summarize the gains, losses, and estimated fair value of cash equivalents, marketable securities and liabilities as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(in thousands)	Amortized Cost/ Principal amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$97,897	$0	$0	$97,897
Marketable securities:
Corporate bonds	67,977	13	(64)	67,926
U.S. treasury securities	42,050	0	(95)	41,955
Commercial paper	9,910	2	(1)	9,911
Agency bonds	22,946	0	(26)	22,920
Total marketable securities	$142,883	$15	$(186)	$142,712
Liabilities:
Convertible senior notes due 2026	$345,000	$0	$0	$301,875

	As of December 31, 2023
(in thousands)	Amortized Cost/ Principal amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$39,754	$0	$0	$39,754
Marketable securities:
Corporate bonds	64,421	157	(33)	64,545
U.S. treasury securities	48,061	86	(9)	48,138
Commercial paper	30,588	16	(8)	30,596
Agency bonds	55,182	24	(70)	55,136
Total marketable securities	$198,252	$283	$(120)	$198,415
Liabilities:
Convertible senior notes due 2026	$345,000	$0	$0	$280,658

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

(1) Of the total purchase consideration, $1.1 million of cash was held back by the Company for potential breaches of representation and warranties, as well as adjustments to working capital. During the six months ended June 30, 2024, the Company dispersed $0.1 million related to the working capital hold back.

Table of Content

The table below summarizes the fair value of the assets acquired and liabilities assumed in the Makeswift acquisition, at acquisition date:

(in thousands)	October 31, 2023
Tangible assets acquired	$1,370
Right-of-use asset	147
Intangible assets acquired	7,890
Liabilities assumed	(1,311)
Deferred tax liability(1)	(885)
Lease liability	(150)
Net assets acquired, excluding goodwill	$7,061
Total purchase consideration	$9,238
Goodwill(1)	$2,177

(1) Measurement period adjustments of $0.2 million recorded during the three months ended June 30, 2024 is primarily attributable to tax liabilities with a corresponding net decrease to goodwill. The measurement period adjustment was a result of the purchase price allocation finalization as the Company filed the Makeswift tax return for the period ended October 31, 2023 during the three months ended June 30, 2024.

The fair value of identifiable intangible assets acquired at the date of the acquisitions is as follows:

(in thousands)	Fair value	Useful life (in years)
Developed technology	$6,600	5.0
Customer relationships	1,200	3.0
Tradename	90	5.0
Total acquisition-related intangible assets	$7,890

The $2.2 million goodwill balance is primarily attributable to synergies and expanded market opportunities that are expected to be achieved from the integration of Makeswift with the Company’s offerings and assembled workforce. The goodwill balance is not deductible for income taxes purposes.

As part of the Makeswift merger agreement, $2.0 million of the purchase consideration is subject to clawback if any of the key Makeswift employees voluntarily terminate their employment within 18 months after the closing date of the transaction. The $2.0 million is accounted for as compensation expense and therefore not included in the purchase consideration. The related compensation is recognized as post-combination expense over the 18 month service period on a straight-line basis. The Company incurred $0.3 million and $0.7 million of compensation costs during the three and six months ended June 30, 2024, respectively. The Company has $1.1 million of unvested amounts of cash retention payments recorded in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheet as of June 30, 2024.

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

Goodwill amounts are not amortized but tested for impairment on an annual basis or more often when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill as of June 30, 2024.

Intangible assets are amortized on a straight-line basis over the useful life. Intangible assets amortization was $2.5 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively and was $4.9 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively.

Table of Content

Intangible assets consists of the following:

	June 30, 2024			December 31, 2023
(in thousands)	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount	Weighted average remaining useful life as of June 30, 2024 (in years)
Developed technology	$19,967	$(10,779)	$9,188	$19,967	$(8,401)	$11,566	3.1
Customer relationship	23,725	(11,979)	11,746	23,725	(9,786)	13,939	2.8
Tradename	2,560	(1,464)	1,096	2,560	(1,208)	1,352	2.2
Non-compete agreement	162	(159)	3	162	(132)	30	0.1
Other intangibles	200	(100)	100	485	(320)	165	1.5
Total intangible assets	$46,614	$(24,481)	$22,133	$46,899	$(19,847)	$27,052

As of June 30, 2024, expected amortization expense for intangible assets was as follows:

(in thousands)	June 30, 2024
Remaining six months of 2024	$4,816
2025	8,046
2026	5,100
2027	3,056
2028	1,115
Thereafter	0
Total	$22,133

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

In the ordinary course of business, the Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company’s condensed consolidated financial statements.

Purchase obligations

The Company has contractual commitments for services with third-parties related to hosting and internal software systems. These commitments are non-cancellable and expire within one to three years. The Company had unconditional purchase obligations as of June 30, 2024 as follows:

(in thousands)	June 30, 2024
Remaining six months of 2024	$4,815
2025	16,902
2026	4,976
2027 and thereafter	0
Total	$26,693

Table of Content

Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Renewal options were not included in the right-of-use asset and lease liability calculation. As of June 30, 2024, there were no finance leases.

Operating expense relating to leases was $0.8 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and was $1.3 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.

The future maturities of operating lease liabilities are as follows:

(in thousands)	As of June 30, 2024
Remaining six months of 2024	$1,428
2025	2,838
2026	2,555
2027	2,133
2028	718
Thereafter	0
Total minimum lease payments	$9,672
Less imputed interest	(855)
Total lease liabilities	$8,817

Restructuring charges

The Company recognizes employee severance costs when payments are probable and amounts are estimable or when notification occurs, depending on whether the severance costs paid are part of the Company’s general plan. Facilities costs related to contracts or leases without future benefit are recognized at the earlier of the contract termination or the cease-use dates. Additionally, restructuring charges include considerations of various capital alternatives which include asset impairments, professional services, and other costs relating to significant items that are nonrecurring or unusual are recognized as incurred.

In September 2023, the Company commenced a restructuring plan (the “2023 Restructure”) which includes a reduction of the Company’s workforce that is intended to advance the Company’s ongoing commitment to profitable growth. The 2023 Restructuring plan has substantially been completed as of June 30, 2024.

For the three months ended June 30, 2024, the Company incurred approximately $2.6 million of restructuring charges primarily related to its capital structure and various alternatives associated with inbound inquiries and interest in the Company. These charges include such items as professional services and other related costs.

The following table summarizes the activities related to restructuring charges as of June 30, 2024:

(in thousands)
Liability, as of December 31, 2023	$1,516
Additional charges	2,572
Payments	(1,699)
Liability, as of June 30, 2024	$2,389

8. Other liabilities

The following table summarizes the components of other current liabilities:

	As of June 30,	As of December 31,
(in thousands)	2024	2023
Sales tax payable	$1,691	$1,632
Payroll and payroll related expenses	11,988	13,080
Acquisition related compensation	0	403
Restructuring related charges	1,961	1,516
Other	7,649	8,154
Other current liabilities	$23,289	$24,785

Table of Content

9. Debt

2026 Convertible Senior Notes

In September 2021, the Company issued $345.0 million aggregate principal amount of 0.25 percent convertible senior notes due 2026 (the “2026 Convertible Notes”). The 2026 Convertible Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sales of the 2026 Convertible Notes was approximately $335.0 million after deducting offering and issuance costs related to the 2026 Convertible Notes and before the 2021 Capped Call transactions, as described below.

The 2026 Convertible Notes are the Company’s senior, unsecured obligations and accrue interest at a rate of 0.25 percent per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The 2026 Convertible Notes will mature on October 1, 2026, unless earlier converted, redeemed or repurchased by us. Before July 1, 2026, noteholders will have the right to convert their Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2021, if the Last Reported Sale Price (as defined in the indenture for the 2026 Convertible Notes) per share of Common Stock (as defined in the indenture for the Notes) exceeds one hundred and thirty percent (130 percent) of the Conversion Price (as defined in the indenture for the 2026 Convertible Notes) for each of at least twenty (20) Trading Days (as defined in the indenture for the notes) (whether or not consecutive) during the thirty (30) consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter; (2) during the five (5) consecutive Business Days (as defined in the indenture for the 2026 Convertible Notes) immediately after any ten (10) consecutive Trading Day period (such ten (10) consecutive Trading Day period, the “Measurement Period”) if the Trading Price per $1,000 principal amount of Notes for each Trading Day of the Measurement Period was less than ninety-eight percent (98 percent) of the product of the Last Reported Sale Price per share of Common Stock on such Trading Day and the Conversion Rate (as defined in the indenture for the 2026 Convertible Notes) on such Trading Day; (3) if the Company calls any or all of the 2026 Convertible Notes for redemption, such Notes called for redemption may be converted any time prior to the close of business on the second business day immediately before the redemption date; or (4) upon the occurrence of specified corporate events. From and after July 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2024 and December 31, 2023, no conditions for the notes to convert have been called or met.

The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate for the 2026 Convertible Notes is 13.68 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, which represents an initial conversion price of approximately $73.11 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events, such as distribution of stock dividends or stock splits.

The Company may not redeem the 2026 Convertible Notes prior to October 7, 2024. The 2026 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after October 7, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130 percent of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. The redemption price will be a cash amount equal to the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. Pursuant to the Partial Redemption Limitation (as defined in the indenture for the 2026 Convertible Notes), the company may not elect to redeem less than all of the outstanding Notes unless at least $150.0 million aggregate principal amount of Notes are outstanding and not subject to redemption as of the time the Company sends the related redemption notice.

If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, noteholders may require the Company to repurchase their Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to, but excluding, the applicable repurchase date.

In accounting for the issuance of the 2026 Convertible Notes, the Company recorded the 2026 Convertible Notes as a liability at face value. The effective interest rate for the 2026 Convertible Notes was 0.84 percent. Transaction costs of $10.0 million, attributable to the issuance of the 2026 Convertible Notes were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and are amortized to interest expense over the term of the 2026 Convertible Notes.

The net carrying amount of the Company’s debt consists of the following:

Table of Content

(in thousands)	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal as of June 30, 2024	Carrying Value as of June 30, 2024	Carrying Value as of December 31, 2023
2026 Convertible Senior Notes	September 2021	10/1/2026	0.25%	$345,000	$340,468	$339,473
2023 Term Debt	June 2023	3/1/2025	4.40%	417	417	688
Total carrying value of debt					340,885	340,161
Less: current portion of debt					(417)	(547)
Total long-term portion of debt					$340,468	$339,614

The total interest expense recognized related to the Company’s debt consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$222	$228	$445	$457
Amortization of issuance costs	497	494	994	987
Total	$719	$722	$1,439	$1,444

Lender fees that were paid upfront to the lenders and debt issuance fees paid to third parties are recorded as a discount to the carrying amount of debt and are being amortized to interest expense over the life of the debt.

2021 Capped Call Transactions

In connection with the pricing of the 2026 Convertible Notes, the Company used $35.6 million of the net proceeds from the 2026 Convertible Notes to enter into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions.

The Capped Call Transactions are generally expected to reduce potential dilution to holders of the Company’s common stock upon any conversion of the 2026 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Convertible Notes upon conversion of the 2026 Convertible Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap.

The Capped Call Transactions have an initial cap price of approximately $106.34 per share, which represents a premium of 100 percent over the last reported sale prices of the Company’s common stock of $53.17 per share on September 9, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the 2026 Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Convertible Notes.

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

A total of 3,873,885 shares of common stock were initially authorized and reserved for issuance under the 2020 Plan. This share reserve automatically increased on January 1, 2021, 2022, and 2023 and will increase on each subsequent January 1st through and including January 1, 2031, by an amount equal to the smaller of (a) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by the board of directors. On January 1, 2024, 2023 and January 1, 2022 the share reserve increased by 3,820,681 shares, 3,695,569 shares and 3,616,312 shares, respectively. The Company registered an additional 9,548,587 shares on Form S-8 on May 9, 2024. As of June 30, 2024, a total of 1,096,370 registered shares of common stock remain available for future issuance under the 2020 Plan.

Stock options

Stock options generally vest and become exercisable over a service period of 4 years from the date of grant, subject to continued service. The following table summarizes the weighted-average grant date value of options and the assumptions used to develop their fair value.

Six months ended June 30,
2024
Weighted-average grant date fair value of options	$4.54
Risk-free interest rate	4.10%
Expected volatility	64.53%
Expected life in years	6.10 years

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

Stock option activity for the six months ended June 30, 2024 was as follows:

(in thousands)	Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2023	5,109	$9.54	$20,571
Options granted under all plans	662	7.25	0
Exercised	(385)	2.94	1,954
Plan shares expired or canceled	(633)	16.12	20
Balance as of June 30, 2024	4,753	$8.88	$14,079
Vested and expected to vest	4,565	$8.85	$13,985
Exercisable as of June 30, 2024	3,456	$7.94	$13,543

The expected stock-based compensation expense remaining to be recognized as of June 30, 2024 is $7.4 million, which reflects outstanding stock option awards that are vested and outstanding stock option awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.54 years.

Table of Content

Restricted stock units

Restricted stock unit activity for the six months ended June 30, 2024 was as follows:

(in thousands)	Outstanding	Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2023	6,725	$15.86	$65,436
Granted – restricted stock units	1,409	7.59	10,693
Granted – market-based and performance-based restricted stock units	400	8.91	2,901
Canceled	(865)	14.31	6,178
Vested and converted to shares	(1,094)	$17.09	$8,413
Balance as of June 30, 2024	6,575	$13.36	$55,579
Vested and expected to vest	5,438	$14.05	$43,826

The grant date fair value of the market-based awards was $9.91. Significant assumptions used in the Monte Carlo simulation model for the market-based awards granted are as follows:

Six months ended June 30,
2024
Volatility	75.43%
Risk-free interest rate	4.31%
Dividend yield	0.00%

As of June 30, 2024, no market-based or performance-based restricted stock units have been canceled or vested. Stock compensation expense recognized for the market-based and performance-based awards was $0.1 million and $0.3 million for the three months ended June 30, 2024, respectively, and was $0.2 million and $0.3 million for the six months ended June 30, 2024, respectively.

The aggregate expected stock-based compensation expense remaining to be recognized as of June 30, 2024 is $58.1 million related to RSUs, which reflects outstanding stock awards that are vested and outstanding stock awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.34 years.

11. Income taxes

The income tax expense for the three and six months ended June 30, 2024 is based on the estimated annual effective tax rate for fiscal 2024. The Company’s provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

The Company’s provision for income taxes reflected an effective tax rate of (1.16) percent and (1.11) percent for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company had an effective tax rate of (2.45) percent and (1.00) percent, respectively.

For the three and six months ended June 30, 2024 and 2023, the Company’s effective tax rate was lower than the U.S. federal statutory rate of 21 percent primarily due to the Company’s valuation allowance offsetting the benefits of losses. The Company’s current income tax expenses and benefits consist primarily of state current income tax expense, deferred income tax expense relating to the tax amortization of acquired goodwill and current income tax expense from foreign operations.

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

As of June 30, 2024, the Company had approximately $0.4 million in uncertain tax positions representing no increase from the balance on December 31, 2023. Operating losses generated in years prior to 2019 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. Tax years 2019 through 2021 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently not under audit by any taxing jurisdiction.

Table of Content

12. Net loss per share

Basic net loss per share is computed by dividing net loss by the number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three and six months ended June 30, 2024, and 2023, the number of shares used to calculate diluted net loss per share is the same as the number of shares used to calculate basic net loss per share for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Numerator:
Net loss per share available to shareholders	$(11,255)	$(19,065)	$(17,647)	$(41,185)
Denominator:
Weighted average shares outstanding	77,456	$74,790	77,041	$74,468
Net loss per share	$(0.15)	$(0.25)	$(0.23)	$(0.55)

The following potentially dilutive securities outstanding have been excluded from the computation of basic weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of June 30,
(in thousands)	2024	2023
Stock options outstanding	4,753	5,688
Restricted stock units	6,575	6,689
Acquisition related compensation	0	89
Convertible debt	4,719	4,719
Total potentially dilutive securities	16,047	17,185

13. Subsequent Event

On August 1, 2024, the Company entered into a privately negotiated exchange agreement with a holder of the 2026 Convertible Notes. Pursuant to the agreement, in exchange for approximately $161.2 million of the 2026 Convertible Notes held by the holder, the Company agreed to issue the holder $150.0 million of its 7.5 percent convertible senior notes due 2028 (the “2028 Convertible Notes”). The 2028 Convertible Notes will be the Company’s unsecured obligations and accrue interest at a rate of 7.5 percent per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The 2028 Convertible Notes will mature on October 1, 2028, unless earlier converted, redeemed or repurchased by the Company. The 2028 Notes will be convertible with an initial conversion rate of 62.5000 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of $16.00 per share of common stock, when certain conditions are met.

Additionally, on August 1, 2024, the Company entered into separate, privately negotiated transactions with a limited number of holders of its outstanding 2026 Convertible Notes to repurchase approximately $120.6 million aggregate principal amount of the 2026 Convertible Notes for approximately $108.7 million of cash.

Table of Content

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” and similar words or phrases. These forward-looking statements include statements concerning the following:

•
our expectations regarding our revenue, expenses, sales, and operations;
•
anticipated trends and challenges in our business and the markets in which we operate;
•
the war involving Russia and Ukraine and the potential impact on our operations, global economic and geopolitical conditions;
•
our anticipated areas of investments and expectations relating to such investments;
•
our anticipated cash needs and our estimates regarding our capital requirements, interest expense and our need for additional financing or refinancing;
•
our ability to compete in our industry and innovation by our competitors;
•
our ability to anticipate market needs or develop new or enhanced services to meet those needs;
•
our ability to manage efficient revenue growth and profitable growth;
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
•
the anticipated effect on our business of litigation to which we are or may become a party
•
our ability to remediate the material weakness; and
•
other statements described in this Quarterly Report on Form 10-Q under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of online stores by delivering a unique combination of ease-of-use, enterprise functionality, composability and flexibility. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline point of sale systems. Our strategy is to provide the world’s best combination of freedom of choice and flexibility in a multi-tenant SaaS platform. We describe this strategy as “Open SaaS.” As of June 30, 2024 we served 5,961 accounts with at least one unique enterprise plan subscription or an enterprise-level feed management subscription (collectively “enterprise accounts”). These accounts may have more than one Enterprise plan or a combination of Enterprise plans and Essentials plans.

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

We offer access to our platform on a subscription basis. We serve customers with subscription plans tailored to their size and feature needs. For our larger customers, our Enterprise plan offers our full feature set at a subscription price tailored to each business. For SMBs, we offer three retail plans: Standard, Plus, and Pro, priced at $29, $79, and $299 per month (our “Essentials” plans) when pre-paid annually, or $39, $105, and $399 per month (our “Essentials plans”), when paid monthly, respectively. Our Essentials plans include GMV thresholds with programmatic upgrades built in as merchants exceed each plan’s threshold.

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

Table of Content

Key factors affecting our performance

Our operational and financial results have been, and will continue to be, affected by a number of factors that present significant opportunities as well as risks and challenges, including those discussed below and elsewhere in this quarterly report and in our Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors” The key factors discussed below impacted our 2023 results or are anticipated to impact our future results.

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

We are well-positioned to reaccelerate revenue growth, and we are continuing to see progress in the six months since initiating many of the advancements discussed above. We delivered our largest sequential growth in enterprise ARR in the last twelve months. For the first half of the year, our net retention rates continue to improve versus the prior year, and we continue to focus on customer success and growth while improving go-to market spending efficiency.

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

Business metrics

We review the following business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our business metrics may not correspond with increases or decreases in our revenue. As an example, some of our business metrics include annual revenue run-rate (“ARR”), subscription annual revenue run-rate (“Subscription ARR”), average revenue per account, lifetime value (“LTV”) to customer acquisition costs (“CAC”) and others are calculated as of the end of the last month of the reporting period.

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

Table of Content

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of June 30, 2024, includes all subscription solutions and professional services billed between January 1, 2024, and June 30, 2024. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

Enterprise Account metrics

To measure the effectiveness of our ability to execute against our growth strategy, particularly within the mid-market and enterprise lines of business, we calculate ARR attributable to Enterprise Accounts.

The chart below illustrates certain of our key business metrics as of the periods ended:

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
ARR (in thousands)	$345,832	$340,147	$336,541	$332,245	$331,103
Subscription ARR (in thousands)	$263,526	$258,566	$256,412	$256,518	$255,552
Enterprise Account metrics:
Number of Enterprise Accounts	5,961	5,970	5,994	5,951	5,929
ARR attributable to Enterprise Accounts (in thousands)	$253,798	$248,236	$245,100	$240,602	$236,386
ARR attributable to Enterprise Accounts as a percentage of ARR	73	73	73	72	71
Average Revenue Per Account	$42,576	$41,581	$40,891	$40,431	$39,870

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

Table of Content

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

Sales and marketing

Sales and marketing expenses consist primarily of: (1) personnel-related expenses (including stock-based compensation expense and associated payroll costs), (2) sales commissions, (3) marketing programs, (4) travel-related expenses, and (5) allocated overhead sales and support costs such as technology and facility costs. We focus our sales and marketing efforts on creating sales leads and establishing and promoting our brand. We plan to increase our investment in sales and marketing by executing our go-to-market strategy globally and building our brand awareness. Incremental sales commissions for new customer contracts are deferred and amortized ratably over the estimated period of our relationship with such customers. We have seen lower sales and marketing efficiency results in recent quarters as platform investment spending has tightened across our industry.

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

Table of Content

Restructuring charges

Restructuring charges consist primarily of employee notice period expenses and severance payments, lease or contract termination costs, and considerations of various capital alternatives which include asset impairments, professional services, and other costs relating to significant items that are nonrecurring or unusual.

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

Other expense

Other expense primarily consists of loss from share issuance related to the Bundle acquisition and foreign currency translation adjustments.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$81,829	$75,443	$162,189	$147,200
Cost of revenue (1)	19,811	18,756	38,250	36,202
Gross profit	62,018	56,687	123,939	110,998
Operating expenses: (1)
Sales and marketing	34,425	35,593	66,857	69,645
Research and development	20,287	21,403	40,275	42,248
General and administrative	15,436	14,428	30,365	30,922
Amortization of intangible assets	2,452	2,033	4,919	4,066
Acquisition related costs	334	4,125	667	8,250
Restructuring charges	2,572	0	2,572	420
Total operating expenses	75,506	77,582	145,655	155,551
Loss from operations	(13,488)	(20,895)	(21,716)	(44,553)
Interest income	3,196	2,825	6,374	5,251
Interest expense	(720)	(722)	(1,440)	(1,444)
Other expense	(111)	(63)	(443)	(32)
Loss before provision for income taxes	(11,123)	(18,855)	(17,225)	(40,778)
Provision for income taxes	(132)	(210)	(422)	(407)
Net loss	$(11,255)	$(19,065)	$(17,647)	$(41,185)

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,028	$1,290	$1,684	$2,479
Sales and marketing	3,138	3,566	5,005	6,433
Research and development	3,273	3,943	6,749	7,446
General and administrative	2,582	2,573	5,174	5,652

Revenue by geographic region

The composition of our revenue by geographic region during the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	(dollars in thousands)
Revenue
Americas – U.S.	$62,428	$57,546	$4,882	8.5%	$123,567	$112,355	$11,212	10.0%
Americas – other (1)	3,777	3,422	355	10.4	7,552	6,773	779	11.5
EMEA	9,281	8,649	632	7.3	18,473	16,633	1,840	11.1
APAC	6,343	5,826	517	8.9	12,597	11,439	1,158	10.1
Total Revenue	$81,829	$75,443	$6,386	8.5%	$162,189	$147,200	$14,989	10.2%

Table of Content

(1)Americas-other revenue includes revenue from North and South America, other than the U.S.

Comparison of the three and six months ended June 30, 2024 and June 30, 2023

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	(dollars in thousands)
Revenue
Subscription solutions	$61,796	$56,135	$5,661	10.1%	$122,755	$109,943	$12,812	11.7%
Partner and services	20,033	19,308	725	3.8	$39,434	$37,257	2,177	5.8
Total revenue	$81,829	$75,443	$6,386	8.5%	$162,189	$147,200	$14,989	10.2%

Total revenue increased $6.4 million, or 8.5 percent, to $81.8 million for the three months ended June 30, 2024, from $75.4 million for the three months ended June 30, 2023, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $5.7 million, or 10.1 percent, to $61.8 million for the three months ended June 30, 2024, from $56.1 million for the three months ended June 30, 2023, primarily due to increases in enterprise, mid-market, and Feedonomics activity. Partner and services revenue increased $0.7 million, or 3.8 percent, to $20.0 million for the three months ended June 30, 2024, from $19.3 million for the three months ended June 30, 2023, primarily as a result of increases in revenue share activity offset by decreases in stand ready and integration activity.

Total revenue increased $15.0 million, or 10.2 percent, to $162.2 million for the six months ended June 30, 2024 from $147.2 million for the six months ended June 30, 2023, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $12.8 million or 11.7 percent, to $122.8 million for the six months ended June 30, 2024, from $109.9 million for the six months ended June 30, 2023, primarily due to growth in enterprise, mid-market, and Feedonomics activity. Partner and services revenue increased $2.2 million, or 5.8 percent, to $39.4 million for the six months ended June 30, 2024 , from $37.3 million for the six months ended June 30, 2023, primarily as a result of increases in in revenue share activity offset by decreases in stand ready and integration activity.

Cost of revenue, gross profit, and gross margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	(dollars in thousands)
Cost of revenue	$19,811	$18,756	$1,055	5.6%	$38,250	$36,202	$2,048	5.7%
Gross profit	62,018	56,687	5,331	9.4	123,939	110,998	12,941	11.7
Gross margin percentage	75.8	75.1			76.4	75.4

Cost of revenue increased $1.0 million, or 5.6 percent, to $19.8 million for the three months ended June 30, 2024, from $18.8 million for the three months ended June 30, 2023, primarily as a result of higher software costs and credit card processing fees of $1.2 million driven by associated increased in revenue. Gross margin increased to 75.8 percent from 75.1 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

Cost of revenue increased $2.1 million, or 5.7 percent, to $38.3 million for the six months ended June 30, 2024, from $36.2 million for the six months ended June 30, 2023 primarily as a result of higher software costs and credit card processing fees of $2.7 million, and lower salaries and stock-based compensation costs of $0.3 million. Gross margin increased to 76.4 percent from 75.4 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

Table of Content

Operating income (expenses)

Sales and marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	(dollars in thousands)
Sales and marketing	$34,425	$35,593	$(1,168)	(3.3)%	$66,857	$69,645	$(2,788)	(4.0)%
Percentage of revenue	42.1	47.2			41.2	47.3

Sales and marketing expenses decreased $1.2 million, or (3.3) percent, to $34.4 million for the three months ended June 30, 2024 from $35.6 million for the three months ended June 30, 2023, primarily due to decreased variable marketing costs of $1.0 million and decreased salaries and share-based compensation expense of $0.4 million driven by cost cutting measures from the 2023 Restructure. As a percentage of total revenue, sales and marketing expenses decreased to 42.1 percent from 47.2 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

Sales and marketing expenses decreased $2.8 million or (4.0) percent, to $66.9 million for the six months ended June 30, 2024 from $69.6 million for the six months ended June 30, 2023, primarily due to lower variable marketing costs of $1.5 million, and decreased salaries and share-based compensation expense of $2.2 million driven by cost cutting measures from the 2023 Restructure. These decreases were partially offset by a $1.5 million increase in other expenses, such as software costs, contract services, and professional fees. As a percentage of total revenue, sales and marketing expenses decreased to 41.2 percent from 47.3 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

Research and development

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	(dollars in thousands)
Research and development	$20,287	$21,403	$(1,116)	(5.2)%	$40,275	$42,248	$(1,973)	(4.7)%
Percentage of revenue	24.8	28.4			24.8	28.7

Research and development decreased $1.1 million, or (5.2) percent, to $20.3 million for the three months ended June 30, 2024 from $21.4 million for the three months ended June 30, 2023, due to the cost cutting measures from the 2023 Restructure. As a percentage of total revenue, research and development expenses decreased to 24.8 percent from 28.4 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

Research and development decreased $2.0 million, or (4.7) percent, to $40.3 million for the six months ended June 30, 2024 from $42.2 million for the six months ended June 30, 2023, due to the cost cutting measures from the 2023 Restructure. As a percentage of total revenue, research and development expenses decreased to 24.8 percent from 28.7 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

General and administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	(dollars in thousands)
General and administrative	$15,436	$14,428	$1,008	7.0%	$30,365	$30,922	$(557)	(1.8)%
Percentage of revenue	18.9	19.1			18.7	21.0

General and administrative expenses increased $1.0 million, or 7.0 percent, to $15.4 million for the three months ended June 30, 2024 from $14.4 million for the three months ended June 30, 2023, primarily due to increased spend of $0.7 million in salaries and share-based compensation driven by increased headcount and increased professional service expenses of $0.4 million. As a percentage of total revenue, general and administrative expenses decreased to 18.9 percent from 19.1 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

General and administrative expenses decreased $0.5 million, or (1.8) percent, to $30.4 million for the six months ended June 30, 2024 from $30.9 million for the six months ended June 30, 2023, primarily due to a $0.8 million decrease in insurance expense due to

Table of Content

lower renewal rates. As a percentage of total revenue, general and administrative expenses decreased to 18.7 percent from 21.0 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

Acquisition related expenses

Acquisition related expense decreased $3.8 million, or (91.9) percent, to $0.3 million for the three months ended June 30, 2024, from $4.1 million for the three months ended June 30, 2023, and decreased $7.6 million, or 91.9 percent, to $0.7 million for the six months ended June 30, 2024, from $8.3 million for the six months ended June 30, 2023. Acquisition costs recognized for the three and six months ended June 30, 2024 represent the amortization of deferred compensation for the Makeswift acquisition. Acquisition costs in prior years related to other transactions and acquisition costs for Feedonomics were recognized during the three and six months ended June 30, 2023.

Restructuring charges

Restructuring charges were $2.6 million and $0.0 million for the three months ended June 30, 2024 and 2023, respectively, and were $2.6 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. The $2.6 million is primarily a result of professional services related to our capital structure and various alternatives associated with inbound inquiries and interest in the Company.

Interest income

Interest income increased $0.4 million, or 13.1 percent, to $3.2 million for the three months ended June 30, 2024, from $2.8 million for the three months ended June 30, 2023, and increased $1.1 million, or 21.4 percent to $6.4 million for the six months ended June 30, 2024 from $5.3 million for the six months ended June 30, 2023. This increase was primarily a result of higher cash, cash equivalents and marketable securities balances.

Interest expense

Interest expense was $0.7 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and was $1.4 million and $1.4 million for the six months ended June 30, 2024 and 2023 related to our outstanding debt.

Liquidity and capital resources

We are committed to cash flow generation and cash management by focusing on operational discipline, and we continue to evaluate all of our spending to look for opportunities to drive improvements in cash flow. Our success in transitioning our customer base from legacy month-to-month contracts to more favorable payment terms has continued to result in better cash flow as these efforts have increased the timing of our cash receipts and reduced our overall subscription churn rate.

Our operational short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. Our future capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives including our efforts in transitioning our customers to annual billings, continued reduction in churn, the timing of new product introductions, the continued impact of the inflation on the global economy, market risk due to elevated interest rates, our business, financial condition, and results of operations.

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing.

Additionally, with our recently announced anticipated convertible notes restructuring, there will be an inherent reduction in liquidity. However, we believe as a result of the renegotiation and extension of the remaining obligation, we will decrease our overall debt leverage and better optimize our maturities. The restructuring of the convertible notes will require semi-annual interest payments to significantly increase over the new extended period.

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

Table of Content

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$11,738	$14,743	$8,321	$(6,093)
Net cash provided by (used in) investing activities	60,324	(2,725)	53,393	(12,402)
Net cash provided by (used in) financing activities	134	1,426	(351)	1,096
Net increase (decrease) in cash, cash equivalents and restricted cash	$72,196	$13,444	$61,363	$(17,399)

As of June 30, 2024, we had $134.2 million in cash, cash equivalents, and restricted cash, an increase of $58.6 million compared to $75.6 million as of June 30, 2023. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balances of $1.1 million at June 30, 2024 and 2023, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $142.7 million and $222.9 million at June 30, 2024 and 2023 respectively, consists of investments in corporate and US treasury securities. We maintain cash account balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Operating activities

Net cash provided by operating activities for the three months ended June 30, 2024 and 2023 was $11.7 million and $14.7 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Net cash provided by (used in) operating activities for the six months ended June 30, 2024 and 2023 was $8.3 million and ($6.1) million respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, and the effect of changes in working capital.

Investing activities

Net cash provided by (used in) investing activities during the three months ended June 30, 2024 and 2023 was $60.3 million and ($2.7) million, respectively. For the three months ended June 30, 2024, this consisted primarily of the sale and maturity of marketable securities of $62.5 million offset by the purchase of property and equipment of $1.1 million and the purchase of marketable securities of $1.0 million. In the three months ended June 30, 2023, this consists primarily of the purchases of marketable securities of $83.6 million and the purchases of property and equipment of $1.0 million offset by the maturity of marketable securities of $85.3 million.

Net cash provided by (used in) investing activities during the six months ended June 30, 2024 and 2023 was $53.4 million and ($12.4) million, respectively. In the six months ended June 30, 2024, this consists primarily of the sale and maturity of marketable securities of $92.0 million offset by the purchase of property and equipment of $1.9 million and the purchase of marketable securities of $36.6 million. In the six months ended June 30, 2023, this consists primarily of the purchase of marketable securities of $133.4 million and the purchase of property and equipment of $2.1 million offset by the sale and maturity of marketable securities of $123.1 million.

Financing activities

Net cash provided by financing activities during the three months ended June 30, 2024 and 2023 was $0.1 million and $1.4 million, respectively. In the three months ended June 30, 2024, this was attributable to proceeds from exercise of stock options of $0.2 million offset by repayments of debt of $0.1 million. In the three months ended June 30, 2023, this was attributable to withholdings from the issuance of shares of common stock pursuant to the exercise of stock options of $1.0 million and proceeds from debt of $1.1 million, offset by withholdings from the issuance of shares of common stock pursuant to the exercise of stock options and vesting of restricted stock units of $0.8 million.

Net cash provided by (used in) financing activities during the six months ended June 30, 2024 and 2023 was ($0.4) million and $1.1 million, respectively. In the six months ended June 30, 2024, this was attributable to proceeds from exercise of stock options of $1.2 million offset by withholdings from the issuance of shares of common stock pursuant to the exercise of stock options and vesting of restricted stock units of $1.3 million and repayment of debt of $0.3 million. In the six months ended June 30, 2023, this was attributable to proceeds from the exercise of stock options of $2.2 million and proceeds from debt of $1.1 million offset by

Table of Content

withholdings from the issuance of shares of common stock pursuant to the exercise of stock options and vesting of restricted stock units of $2.2 million.

Indebtedness

2026 Convertible senior notes

In September 2021, we issued $345.0 million principal amount of 0.25 percent Convertible Senior Notes due 2026 (the “2026 2026 Convertible Notes”). The 2026 Convertible Notes were issued pursuant to, and are governed by, an indenture (the “2026 Convertible Notes Indenture”), dated as of September 14, 2021, between us and U.S. Bank National Association, as trustee.

The 2026 Convertible Notes are our senior, unsecured obligations and are (i) equal in right of payment with our future senior, unsecured indebtedness; (ii) senior in right of payment to our future indebtedness that is expressly subordinated to the 2026 Convertible Notes in right of payment; (iii) effectively subordinated to our future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.

The 2026 Convertible Notes accrue interest at a rate of 0.25 percent per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The 2026 Convertible Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before July 1, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after July 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate was 13.6783 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $73.11 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2026 Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

We may not redeem the 2026 Convertible Notes at our option at any time before October 7, 2024. The 2026 Convertible Notes will be redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the 2026 Convertible Notes Indenture)), at our option at any time, and from time to time, on or after October 7, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of our common stock exceeds 130 percent of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. The redemption price will be a cash amount equal to the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the Partial Redemption Limitation, we may not elect to redeem less than all of the outstanding Notes unless at least $150.0 million aggregate principal amount of Notes are outstanding and not subject to redemption as of the time we send the related redemption notice.

If certain corporate events that constitute a “Fundamental Change” (as defined in the 2026 Convertible Notes Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require us to repurchase their Notes at a cash repurchase price equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving us and certain de-listing events with respect to our common stock.

The 2026 Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Convertible Notes Indenture), which include the following: (i) certain payment defaults on the 2026 Convertible Notes (which, in the case of a default in the payment of interest on the 2026 Convertible Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the 2026 Convertible Notes Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the 2026 Convertible Notes Indenture relating to our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of us and our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the 2026 Convertible Notes Indenture or the 2026 Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the 2026 Convertible Notes Indenture; (v) certain defaults by us or any of our significant subsidiaries with respect to indebtedness for borrowed money of at least $65.0 million; and (vi) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries.

Table of Content

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us (and not solely with respect to a significant subsidiary of us) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2026 Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the trustee, by notice to us, or noteholders of at least 25 percent of the aggregate principal amount of 2026 Convertible Notes then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2026 Convertible Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the 2026 Convertible Notes Indenture consists exclusively of the right of the noteholders to receive special interest on the 2026 Convertible Notes for up to 180 days at a specified rate per annum not exceeding 0.50 percent on the principal amount of the 2026 Notes.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024 or as of December 31, 2023.

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

Table of Content

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. An immediate increase or decrease in interest rates of 100 basis points at June 30, 2024 could result in a $2 million market value reduction or increase of the same amount. The 2028 Convertible Notes will bear interest at a rate of 7.5 percent per annum, which is expected to increase our annual interest expense after giving effect to the 2028 Notes Restructuring Transactions.

The fair value of our 2026 Convertible Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The Capped Call Transactions that were entered into concurrently with the issuance of our 2026 Convertible Notes were completed to reduce the potential dilution from the conversion of the 2026 Convertible Notes. The fair value of the 2026 Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2026 Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the 2026 Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

When issued, the fair value of our 2028 Convertible Notes will be subject to interest rate risk, market risk and other factors due to the conversion feature. When issued, the fair value of the 2028 Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, when issued, the fair value of the 2028 Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the 2028 Convertible Notes when issued, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the three months ended June 30, 2024 were transacted in U.S. dollars. As we expand our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, as we expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

Table of Content

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2024, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2024, that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”).

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

Changes in internal control over financial reporting

Except for the implementation of our remediation plans in connection with our ineffective disclosure controls and procedures described above, there have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our failure to generate sufficient cash flow from our business as a result of the proposed convertible notes restructuring and elevated interest rates would adversely affect our business, financial condition and results of operations.

Our ability to pay interest and required principal payments on our indebtedness depends upon cash flows generated by our operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make these payments and reduce the level of our indebtedness over time.

The interest rate on our proposed convertible notes due October 2028 is 7.5%, and based on the anticipated exchange of approximately $161.2 million of our existing convertible notes due October 2026, our annual coupon payments would be significantly more than our current 2026 Convertible Notes. Additionally, we anticipate spending approximately $108.7 million in cash on the repurchase of a portion of our outstanding convertible notes due October 2026. If we do not generate sufficient cash flow from operations to satisfy our debt servicing obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets or seeking to raise additional capital.

Further, our anticipated spending in relation to the debt restructuring combined with elevated interest rates could have significant adverse consequences, including: reducing cash resources available to fund working capital, capital expenditures, product development efforts and other general corporate purposes; impeding our ability to capitalize on strategic opportunities; reducing profitability; increasing our vulnerability to adverse changes in general economic, industry, and market conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

The terms of the indenture (the “2028 Convertible Notes Indenture”) that will govern the 2028 Convertible Notes will impose restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long-term interests.

The 2028 Convertible Notes Indenture and the exchange agreement governing the exchange of 2026 Convertible Notes for 2028 Convertible Notes (to the extent the exchanging holder continues to hold a specified amount of 2028 Convertible Notes) will contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability and the ability of our subsidiaries (to the extent any such subsidiaries incur or guarantee indebtedness) to:

•
incur additional indebtedness and guarantee indebtedness, including a limitation on incurring revolving credit facility indebtedness in excess of $25 million in aggregate amount (the “Senior Secured Revolving Indebtedness”) and the incurrence of any senior indebtedness; and
•
issue certain preferred stock or similar equity securities.

As a result of these restrictions we may be:

•
limited in how we conduct our business;
•
unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•
unable to compete effectively or to take advantage of new business opportunities.

These restrictions may hinder our ability to grow in accordance with our strategies. In addition, while we are not permitted to incur any additional senior indebtedness (other than the Senior Secured Revolving Indebtedness), the incurrence of subordinated indebtedness will be subject to the requirement that the 2028 Convertible Notes be secured by all of our assets (subject to customary exceptions) concurrently with any incurrence of subordinated indebtedness.

Table of Content

A breach of the covenants under the 2028 Convertible Notes Indenture or under the 2026 Convertible Notes Indenture could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. Furthermore, if we were unable to repay the amounts due and payable under the 2028 Convertible Notes Indenture and the 2028 Convertible Notes are then secured, holders of the 2028 Convertible Notes could proceed against the collateral securing such indebtedness. If the holders of the 2028 Convertible Notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such terms are defined in Item 408(a) of Regulation S-K.

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

Table of Content

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

BigCommerce Holdings, Inc.

Date: August 1, 2024	By:	/s/ Brent Bellm
Brent Bellm
Chairman and Chief Executive Officer

Date: August 1, 2024	By:	/s/ Daniel Lentz
Daniel Lentz
Chief Financial Officer