Form 10-Q
period 2024-09-30
BigCommerce Holdings, Inc.
filed 2024-11-07
CIK 1626450

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 78,379,980 shares of common stock, $0.0001 par value per share outstanding.

Table of Content

i

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BigCommerce Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$35,441	$71,719
Restricted cash	1,514	1,126
Marketable securities	132,955	198,415
Accounts receivable, net	43,378	37,713
Prepaid expenses and other assets, net	21,032	24,733
Deferred commissions	9,140	8,280
Total current assets	243,460	341,986
Property and equipment, net	9,374	10,233
Operating lease, right-of-use-assets	2,278	4,405
Prepaid expenses, net of current portion	2,412	1,240
Deferred commissions, net of current portion	5,998	7,056
Intangible assets, net	19,699	27,052
Goodwill	51,927	52,086
Total assets	$335,148	$444,058
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,149	$7,982
Accrued liabilities	2,771	2,652
Deferred revenue	46,352	32,242
Current portion of operating lease liabilities	2,883	2,542
Other current liabilities	26,432	25,332
Total current liabilities	86,587	70,750
Convertible notes	216,756	339,614
Operating lease liabilities, net of current portion	2,068	7,610
Other long-term liabilities, net of current portion	751	551
Total liabilities	306,162	418,525
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	647,897	620,021
Accumulated other comprehensive income	380	163
Accumulated deficit	(619,298)	(594,658)
Total stockholders’ equity	28,986	25,533
Total liabilities and stockholders’ equity	$335,148	$444,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue	$83,710	$78,045	$245,899	$225,245
Cost of revenue (1)	19,863	19,054	58,113	55,256
Gross profit	63,847	58,991	187,786	169,989
Operating expenses: (1)
Sales and marketing	33,140	36,253	99,997	105,898
Research and development	20,841	21,703	61,116	63,951
General and administrative	16,435	14,342	46,800	45,264
Amortization of intangible assets	2,434	2,033	7,353	6,099
Acquisition related costs	334	1,067	1,001	9,317
Restructuring charges	9,880	5,795	12,452	6,215
Total operating expenses	83,064	81,193	228,719	236,744
Loss from operations	(19,217)	(22,202)	(40,933)	(66,755)
Gain on convertible note extinguishment	12,110	0	12,110	0
Interest income	2,433	3,059	8,807	8,310
Interest expense	(1,908)	(721)	(3,348)	(2,165)
Other expense	(142)	(301)	(585)	(333)
Loss before provision for income taxes	(6,724)	(20,165)	(23,949)	(60,943)
Provision for income taxes	(269)	(145)	(691)	(552)
Net loss	$(6,993)	$(20,310)	$(24,640)	$(61,495)
Basic net loss per share	$(0.09)	$(0.27)	$(0.32)	$(0.82)
Shares used to compute basic net loss per share	77,869	75,387	77,319	74,778

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,114	$1,323	$2,798	$3,802
Sales and marketing	3,327	3,626	8,332	10,059
Research and development	3,766	4,124	10,515	11,570
General and administrative	2,685	3,028	7,859	8,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(6,993)	$(20,310)	$(24,640)	$(61,495)
Other comprehensive income (loss):
Net unrealized gain on marketable securities	557	155	217	782
Total comprehensive loss	$(6,436)	$(20,155)	$(24,423)	$(60,713)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	For the three and nine months ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity
Balance at December 31, 2023	76,410	$7	$620,021	$(594,658)	$163	$25,533
Proceeds from exercise of stock options	308	0	974	0	0	974
Release of restricted stock units	507	0	(1,325)	0	0	(1,325)
Stock-based compensation	0	0	8,388	0	0	8,388
Total other comprehensive loss	0	0	0	0	(259)	(259)
Net loss	0	0	0	(6,392)	0	(6,392)
Balance at March 31, 2024	77,225	$7	$628,058	$(601,050)	$(96)	$26,919
Proceeds from exercise of stock options	77	0	$271	0	0	$271
Release of restricted stock units	397	0	0	0	0	0
Issuance of common stock as consideration for an acquisition	41	0	248	0	0	248
Stock-based compensation	0	0	10,009	0	0	10,009
Total other comprehensive loss	0	0	0	0	(81)	(81)
Net loss	0	0	0	(11,255)	0	(11,255)
Balance at June 30, 2024	77,740	$7	$638,586	$(612,305)	$(177)	$26,111
Proceeds from exercise of stock options	77	$0	$238	$0	$0	$238
Release of restricted stock units	532	0	(1,086)	0	0	(1,086)
Stock-based compensation	0	0	10,159	0	0	10,159
Total other comprehensive income	0	0	0	0	557	557
Net loss	0	0	0	(6,993)	0	(6,993)
Balance at September 30, 2024	78,349	$7	$647,897	$(619,298)	$380	$28,986

Table of Content

	For the three and nine months ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity

Balance at December 31, 2022	73,945	$7	$576,851	$(529,987)	$(1,199)	$45,672
Proceeds from exercise of stock options	246	0	1,103	0	0	1,103
Release of restricted stock units	396	0	(1,419)	0	0	(1,419)
Stock-based compensation	0	0	10,487	0	0	10,487
Total other comprehensive income	0	0	0	0	717	717
Net loss	0	0	0	(22,120)	0	(22,120)
Balance at March 31, 2023	74,587	$7	$587,022	$(552,107)	$(482)	$34,440
Proceeds from exercise of stock options	163	$0	$1,156	$0	$0	$1,156
Release of restricted stock units	354	0	(811)	0	0	(811)
Stock-based compensation	0	0	11,290	0	0	11,290
Total other comprehensive loss	0	0	0	0	(90)	(90)
Net loss	0	0	0	(19,065)	0	(19,065)
Balance at June 30, 2023	75,104	$7	$598,657	$(571,172)	$(572)	$26,920
Proceeds from exercise of stock options	485	$0	$1,455	$0	$0	$1,455
Release of restricted stock units	404	0	(1,039)	0	0	(1,039)
Issuance of common stock as consideration for an acquisition	89	0	921	0	0	921
Stock-based compensation	0	0	11,773	0	0	11,773
Total other comprehensive income	0	0	0	0	155	155
Net loss	0	0	0	(20,310)	0	(20,310)
Balance at September 30, 2023	76,082	$7	$611,767	$(591,482)	$(417)	$19,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Cash flows from operating activities
Net loss	$(6,993)	$(20,310)	$(24,640)	$(61,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,484	3,137	10,482	8,981
Amortization of discount on convertible note	344	494	1,338	1,481
Amortization of convertible note premium	(240)	0	(240)	0
Stock-based compensation expense	10,159	11,773	28,556	33,550
Provision for expected credit losses	1,289	(47)	3,002	1,461
Impairment loss	3,031	0	3,031	0
Gain on lease modification	(988)	0	(988)	0
Gain on convertible note extinguishment	(12,110)	0	(12,110)	0
Other	0	171	(37)	171
Changes in operating assets and liabilities:
Accounts receivable	445	401	(8,933)	(1,359)
Prepaid expenses	2,041	(2,087)	1,016	(5,571)
Deferred commissions	389	(1,002)	198	(1,774)
Accounts payable	1,022	(220)	(223)	(748)
Accrued and other liabilities	(235)	(26,858)	(668)	(24,753)
Deferred revenue	3,935	3,119	14,110	12,534
Net cash provided by (used in) operating activities	5,573	(31,429)	13,894	(37,522)
Cash flows from investing activities:
Cash paid for acquisition	0	0	(100)	0
Purchase of property and equipment	(1,064)	(1,055)	(2,934)	(3,135)
Maturity of marketable securities	59,670	83,135	151,635	206,207
Purchase of marketable securities	(49,355)	(55,681)	(85,957)	(189,075)
Net cash provided by investing activities	9,251	26,399	62,644	13,997
Cash flows from financing activities:
Proceeds from exercise of stock options	238	1,455	1,483	3,700
Taxes paid related to net share settlement of stock options	(1,086)	(1,039)	(2,411)	(3,269)
Proceeds from financing obligation	0	0	0	1,081
Payment of convertible note issuance costs	(2,520)	0	(2,520)	0
Repayment of convertible notes and financing obligation	(108,709)	(131)	(108,980)	(131)
Net cash provided by (used in) financing activities	(112,077)	285	(112,428)	1,381
Net change in cash and cash equivalents and restricted cash	(97,253)	(4,745)	(35,890)	(22,144)
Cash and cash equivalents and restricted cash, beginning of period	134,208	75,631	72,845	93,030
Cash and cash equivalents and restricted cash, end of period	$36,955	$70,886	$36,955	$70,886
Supplemental cash flow information:
Cash paid for interest	$2,018	$442	$2,463	$873
Cash paid for taxes	$93	$129	$275	$341
Noncash investing and financing activities:
Capital additions, accrued but not paid	$106	$224	$224	$224
Fair value of shares issued as consideration for acquisition	$0	$921	$248	$921
Principal amount of 2028 Convertible Notes exchanged	$150,000	$0	$150,000	$0

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

On September 30, 2024, the Board of Directors of the Company notified Brent Bellm that his employment as the Company’s Chief Executive Officer was terminated. Subsequent to September 30, 2024, the Board appointed Travis Hess, previously President of the Company, to succeed Mr. Bellm as the Company’s Chief Executive Officer, effective October 1, 2024. Concurrently, the Board elected Mr. Hess as a director of the Company, to fill the vacancy created by Mr. Bellm’s departure.

Additionally, subsequent to September 30, 2024, the Board appointed Ellen F. Siminoff as Executive Chair of the Board. Prior to her appointment as Executive Chair, Ms. Siminoff served as a director of the Company since February 2020 and will continue to serve as Director. The Executive Chair is a newly-created role and in this role, Ms. Siminoff will provide leadership and direction to the Board and work with the Company’s Chief Executive Officer.

References in these condensed consolidated financial statements to “we”, “us”, “our”, the “Company”, or “BigCommerce” refer to BigCommerce Holdings, Inc. and its subsidiaries, unless otherwise stated.

2. Summary of significant accounting policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the "Notes to Consolidated Financial Statements" included in our Annual Report on Form 10-K filed with the SEC on February 29, 2024 (our "Annual Report").

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information.

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in our Annual Report. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other period.

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

Recent accounting pronouncements not yet adopted

ASU 2023-07, Segment Reporting (Topic 280)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires all public entities, including those public entities that have a single reportable segment to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the individual or the name of the group or committee identified as the chief operating decision maker (“CODM”). ASU 2023-07 is effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has assessed the impact of this standard and does not expect it to have a material impact on the consolidated financial statements.

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

Segments

The Company’s CODM is the chief executive officer (CEO). The Company’s chief executive officer reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Accordingly, the Company has determined that it operates as a single operating and reportable segment.

Revenue recognition

Subscription solutions

Subscription solutions revenue consists primarily of platform subscription fees from all plans and recurring professional services. Subscription solutions are charged monthly, quarterly, or annually for the Company’s customers to sell their products and process transactions on the Company’s platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Monthly subscription fees for enterprise plans are adjusted if a customer’s gross merchandise volume (“GMV”) or orders processed are above specified plan thresholds on a trailing twelve-month basis. For most subscription solutions arrangements, excluding enterprise subscription plans, the Company has determined the Company meets the variable consideration allocation

Table of Content

exception and, therefore, recognizes fixed monthly fees or a pro-rata portion of quarterly or annual fees and any transaction fees as revenue in the month they are earned. The Company utilizes a pricing structure that provides a discount to the contractual price for customers who pay quarterly or annually. The total subscription fee is recognized on a straight-line basis over the term of the contract. In determining the amount of revenue to be recognized, the Company determines whether collection of the entire transaction price is probable. Only amounts deemed probable are recognized as revenue. Key factors in this determination are historical contract termination rates and general economic factors.

Subscription revenue includes revenue from Feedonomics. Feedonomics provides a technology platform and related services that enables online retailers and other sellers to automate online listings of the sellers’ information across multiple third-party marketplaces and advertisers (such as Amazon, Alphabet, Meta, etc.). The Company provides these services under service contracts which are generally one year or less, and in many cases month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising). Services are performed and fees are determined based on monthly usage and are billed in arrears.

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

Contracts with the Company’s technology solution partners may include multiple performance obligations, which can include integrations and marketing activities. In determining whether integration services are distinct from hosting services the Company considers various factors. These considerations include the level of integration, interdependency, and interrelation between the implementation and hosting services. The Company has concluded that the integration services included in contracts with hosting obligations are not distinct. As a result, the Company defers any arrangement fees for integration services and recognizes such amounts over the life of the hosting obligation commencing when the integration has been completed. To determine if marketing activities are distinct, the Company considers the nature of the promise in the contract, the timing of payment, and the partner expectations. Additional consideration for some partner contracts varies based on the level of customer activity on the platform. Certain agreements contain minimum guarantees of revenue share. These contracts are evaluated to determine if the guaranteed minimum is substantive. If the minimum is deemed substantive, revenue is recognized ratably over the life of the agreement. For most

Table of Content

of the Company’s contracts, the Company has determined the variable consideration allocation exception has been met and therefore variable fees are recognized in the period they are earned.

The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, contract assets, and deferred revenue.

Contract assets

Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets are recorded on the condensed consolidated balance sheets at the end of each reporting period in Prepaid expenses and other assets, net. Typically, contract assets arise from agreements that have tiered billings over the contract life, promotional billing periods, and partner and services revenue agreements that include substantive minimums. Net contract assets were $7.8 million as of September 30, 2024 as compared to $11.9 million as of December 31, 2023.

The Company is exposed to credit losses primarily through sales of products and services to customers and partners. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine what will ultimately be collected from its customers and partners, delinquency level and customer type have been identified as the primary specific risk affecting the Company’s contract assets, and the estimate for losses is analyzed annually and adjusted as necessary. The Company has provisioned $1.2 million and $1.5 million for credit losses related to contract assets as of September 30, 2024 and December 31, 2023, respectively.

Deferred revenue

Deferred revenue primarily consists of amounts that have been received from customers in advance of the performance obligation being satisfied. The Company recognizes revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services. The Company recognized $3.7 million and $26.6 million of previously deferred revenue during the three and nine months ended September 30, 2024.

Remaining performance obligation

As of September 30, 2024, the Company had $184.2 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligation is subject to future economic risks, including bankruptcies, regulatory changes and other market factors. The Company expects to recognize approximately 60 percent of the remaining performance obligations as revenue in the following 12 month period, and the remaining balance in the periods thereafter.

Remaining performance obligation consisted of the following:

(in thousands)	Current	Noncurrent	Total
As of September 30, 2024	$109,420	$74,818	$184,238
As of September 30, 2023	93,783	63,408	157,191

Cost of revenue

Cost of revenue consists primarily of personnel-related costs, including: stock-based compensation expenses for customer support and professional services personnel; costs of maintaining and securing infrastructure and platform; allocation of overhead costs and credit card processing fees; and amortization expense associated with capitalized internal-use software.

Accounts receivable

Accounts receivable are stated at net realizable value and include both billed and unbilled receivables. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. The accounts receivable balance at September 30, 2024 and December 31, 2023 included unbilled receivables of $11.2 million, and $11.0 million, respectively.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes grouped customers by similar risk profiles, along with the invoiced accounts receivable portfolio and unbilled accounts receivable for significant risks, historical collection activity, and

Table of Content

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

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2023	$5,997
Provision for expected credit losses	863
Write-offs charged against the allowance	(821)
Balance at March 31, 2024	$6,039
Provision for expected credit losses	850
Write-offs charged against the allowance	(1,200)
Balance at June 30, 2024	$5,689
Provision for expected credit losses	1,289
Write-offs charged against the allowance	(929)
Balance at September 30, 2024	$6,049

Stock-based compensation

The Company issues stock options ~~("options")~~, restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”) to employees.

The Company values stock options using the Black-Scholes option-pricing model at the date of grant and recognizes the related stock-based compensation expense on a straight-line basis over the service period, net of estimated forfeitures, which is typically four years.

The Company values RSUs at the closing market price on the date of grant. RSUs typically vest in equal installments over a four-year period, subject to continued service, and compensation expense is recognized straight-line over the requisite service period, net of estimated forfeitures.

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

Restructuring charges

Costs to restructure certain internal operations are accounted for as one-time termination and exit costs. A liability for a cost associated with restructuring activities is recognized and measured at its estimated fair value in our condensed consolidated balance sheet in the period the liability is incurred. All costs relating to restructurings are recorded as "Restructuring charges" in the condensed consolidated statement of operations.

The Company recognizes employee severance costs when payments are probable and amounts are estimable or when notification occurs, depending on whether the severance costs paid are part of the Company’s general plan. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ

Table of Content

materially from actual results. This may require us to revise our initial estimates which may materially affect our condensed consolidated results of operations and financial position in the period the revision is made. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Additionally, restructuring charges include considerations of various capital alternatives or changes in business activities which include expenses related to our change in go-to-market strategy, asset abandonment costs, accelerated depreciation, software impairments, professional services, and other costs.

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

Disaggregation of revenue

The following table disaggregates revenue by major source:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Subscription solutions	$62,826	$58,709	$185,582	$168,652
Partner and services	20,884	19,336	60,317	56,593
Revenue	$83,710	$78,045	$245,899	$225,245

Revenue by geographic region was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue:
Americas – United States	$63,682	$60,019	$187,249	$172,374
Americas – other (1)	3,893	3,499	11,445	10,273
EMEA	9,709	8,631	28,182	25,263
APAC	6,426	5,896	19,023	17,335
Revenue	$83,710	$78,045	$245,899	$225,245

(1)Americas-other revenue includes revenue from North and South America, other than the U.S.

Revenue by geographical region is determined based on the region of the customers’ bill-to address. Revenue attributed to the United States was 76 percent and EMEA was 12 percent for the three and nine months ended September 30, 2024. No single region, other than the United States and EMEA, represented more than ten percent of total revenue during the three and nine months ended September 30, 2024 and 2023.

Deferred commissions

Certain sales commissions earned by the Company’s go-to-market teams are considered incremental and recoverable costs of obtaining a contract with a customer. The Company amortizes deferred sales commissions ratably over the average customer life which is three years. The Company includes amortization of deferred commissions in sales and marketing expense in the condensed consolidated statements of operations. The Company periodically reviews the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize an impairment of deferred commissions during the three and nine months ended September 30, 2024 and the year ended December 31, 2023.

Sales commissions of $2.2 million and $3.0 million were deferred for the three months ended September 30, 2024 and 2023, respectively; and $7.0 million and $7.3 million were deferred for the nine months ended September 30, 2024 and 2023, respectively.

Table of Content

Deferred commission amortization expense was $2.6 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively; and $7.3 million and $5.2 million for the nine months ended September 30, 2024 and 2023 , respectively.

4. Fair value measurements

Financial instruments carried at fair value include cash and cash equivalents, restricted cash and marketable securities (see note 9. for convertible notes fair value).

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

The following table presents information about the Company’s cash equivalents, and marketable securities that were measured at fair value as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$3,948	$0	$0	$3,948
Marketable securities:
Corporate bonds	0	40,322	0	40,322
U.S. treasury securities	80,327	0	0	80,327
Agency bonds	0	12,306	0	12,306
Total marketable securities	$80,327	$52,628	$0	$132,955

(1) Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets, in addition to $33.0 million of cash, as of September 30, 2024.

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

Table of Content

of cash, as of December 31, 2023.

The contractual maturities of the investments classified as marketable securities were as follows:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Due within 1 year	$113,469	$183,132
Due in 1 year through 2 years	19,486	15,283
Total marketable securities	$132,955	$198,415

The following tables summarize the gains, losses, and estimated fair value of cash equivalents, and marketable securities as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$3,948	$0	$0	$3,948
Marketable securities:
Corporate bonds	40,102	220	(0)	40,322
U.S. treasury securities	80,183	150	(6)	80,327
Agency bonds	12,290	20	(4)	12,306
Total marketable securities	$132,575	$390	$(10)	$132,955

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$39,754	$0	$0	$39,754
Marketable securities:
Corporate bonds	64,421	157	(33)	64,545
U.S. treasury securities	48,061	86	(9)	48,138
Commercial paper	30,588	16	(8)	30,596
Agency bonds	55,182	24	(70)	55,136
Total marketable securities	$198,252	$283	$(120)	$198,415

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

(1) Of the total purchase consideration, $1.1 million of cash was held back by the Company for potential breaches of representation and warranties, as well as adjustments to working capital. During the nine months ended September 30, 2024, the Company dispersed $0.1 million related to the working capital hold back.

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

(1) Measurement period adjustments of $0.2 million recorded is primarily attributable to tax liabilities with a corresponding net decrease to goodwill. The measurement period adjustment was a result of the purchase price allocation finalization as the Company filed the Makeswift tax return for the period ended October 31, 2023 during fiscal 2024.

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

As part of the Makeswift merger agreement, $2.0 million of the purchase consideration is subject to clawback if any of the key Makeswift employees voluntarily terminate their employment within 18 months after the closing date of the transaction. The $2.0 million is accounted for as compensation expense and therefore not included in the purchase consideration. The related compensation is recognized as post-combination expense over the 18 month service period on a straight-line basis. The Company incurred $0.3 million and $1.0 million of compensation costs during the three and nine months ended September 30, 2024, respectively. The Company has $0.8 million of unvested amounts of cash retention payments recorded in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheet as of September 30, 2024.

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

Goodwill amounts are not amortized but tested for impairment on an annual basis or more often when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill as of September 30, 2024.

Intangible assets are amortized on a straight-line basis over the useful life. Intangible assets amortization was $2.4 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively and was $7.4 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively. There was no impairment of intangible assets as of September 30, 2024.

Intangible assets consists of the following:

Table of Content

	September 30, 2024			December 31, 2023
(in thousands)	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount	Weighted average remaining useful life as of September 30, 2024 (in years)
Developed technology	$19,967	$(11,969)	$7,998	$19,967	$(8,401)	$11,566	3.0
Customer relationships	23,725	(13,075)	10,650	23,725	(9,786)	13,939	2.6
Tradename	2,560	(1,592)	968	2,560	(1,208)	1,352	2.0
Non-compete agreement	0	0	0	162	(132)	30	0.0
Other intangibles	200	(117)	83	485	(320)	165	1.3
Total intangible assets	$46,452	$(26,753)	$19,699	$46,899	$(19,847)	$27,052

As of September 30, 2024, expected amortization expense for intangible assets was as follows:

(in thousands)	September 30, 2024
Remaining three months of 2024	$2,382
2025	8,046
2026	5,100
2027	3,056
2028	1,115
Thereafter	0
Total	$19,699

7. Commitments, contingencies, leases, and restructuring charges

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

Purchase obligations

The Company has contractual commitments for services with third-parties related to hosting and internal software systems. These commitments are non-cancellable and expire within one to three years. The Company had unconditional purchase obligations as of September 30, 2024 as follows:

(in thousands)	September 30, 2024
Remaining three months of 2024	$3,729
2025	16,667
2026	4,976
2027 and thereafter	0
Total	$25,372

Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2029. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Renewal options were not included in the right-of-use asset and lease liability calculation. As of September 30, 2024, there were no finance leases. There was no impairment of right-of-use assets, excepted as discussed in the restructuring charges footnote, as of September 30, 2024.

Table of Content

Operating expense relating to leases was $0.6 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and was $2.0 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively.

The future maturities of operating lease liabilities are as follows:

(in thousands)	As of September 30, 2024
Remaining three months of 2024	$791
2025	2,718
2026	890
2027	425
2028	444
Thereafter	346
Total minimum lease payments	$5,614
Less imputed interest	(663)
Total lease liabilities	$4,951

Restructuring charges

In September 2024, the Company commenced a restructuring plan (the “2024 Restructure”) intended to reinvest in product delivery and increase sales capacity, to reduce operating costs, improve operating margins and continue to advance the Company's ongoing commitment to profitable growth. The 2024 Restructure includes a reduction of the Company's workforce, exits of certain office leases, impairment of certain software development projects and contract amendments and terminations to better align operating expenses with existing economic conditions and the Company's strategic priorities. In connection with the 2024 Restructure, the Company incurred $9.8 million of restructuring charges for the three months ended September 30, 2024 consisting primarily of severance benefits, right-of-use asset impairments, lease termination gain, software impairments, and professional services costs. Within the condensed consolidated balance sheet, the liability for severance benefits of $6.2 million as of September 30, 2024 is recorded to other current liabilities and $0.5 million of professional services costs are recorded in accounts payable and other current liabilities. The Company expects to incur additional costs relating to the 2024 Restructure of approximately $3.5 million to $5.7 million through fiscal 2025 relating to severance benefits, contract terminations, accelerated depreciation, right-of-use asset impairments, software impairments, and professional services costs. The additional expenses we expect to incur are subject to assumptions, and actual expenses may differ from the estimates disclosed above.

In September 2024, the Company executed the early lease termination clause (the "Lease Termination") for its corporate headquarters in Austin, Texas that resulted in a one-time lease termination fee of approximately $1.9 million. The Company plans to continue to lease the property through September 2025. Upon termination of the lease, the Company recognized a gain of approximately $1.0 million, representing the lease liability remeasurement of approximately $2.9 million, net of the $1.9 million carrying value of the right-of-use asset.

The 2024 Restructure included the decision to cease use of the Company's existing leased office space in San Francisco and made such office space available for sublease in August 2024. As a result, the Company impaired approximately $0.7 million in right-of-use asset and the associated furniture, equipment, and leasehold improvements of $0.2 million. These amounts are recorded in restructuring charges on the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

The Company previously implemented certain business transformation initiatives, including moving certain operations to an integrated technology platform. As part of the 2024 Restructure, the Company determined certain costs related to these initiatives will not be recoverable which resulted in an impairment of capitalized internal use software costs of $2.1 million.

In June 2024, the Company started incurring restructuring charges, related to its capital structure and various alternatives associated with inbound inquiries and interest in the Company. These charges include such items as professional services and other related costs. As of September 30, 2024, the Company has incurred approximately $2.7 million of costs related to these activities.

In September 2023, the Company commenced a restructuring plan (the “2023 Restructure”) which included a reduction of the Company’s workforce intended to advance the Company’s ongoing commitment to profitable growth. In fiscal 2024, the Company made payments of $1.4 million related to previously recognized expenses and has not recorded any additional charges related to the

Table of Content

2023 Restructure. As of September 30, 2024, a liability for severance benefits of approximately $0.1 million was recorded in Other current liabilities within the condensed consolidated balance sheet. The 2023 Restructure is substantially complete.

The following table summarizes the activities related to the Company's restructurings charges:

	As of September 30, 2024				As of December 31, 2023
(in thousands)	Workforce reduction	Impairment Costs and Lease Termination	Other Restructuring Charges (1)	Total	Workforce reduction	Impairment Costs and Lease Reassessment	Other Restructuring Charges	Total
Liability, beginning of the period	$1,516	$0	$0	$1,516	$0	$0	$0	$0
Additional charges	6,923	138	3,348	10,409	5,595	0	0	5,595
Impairment loss	0	3,031	0	3,031	0	0	0	0
Gain on lease termination	0	(988)	0	(988)	0	0	0	0
Payments	(2,142)	(38)	(2,805)	(4,985)	(3,944)	0	0	(3,944)
Non-cash items	0	(2,042)	0	(2,042)	(135)	0	0	(135)
Liability, end of the period	$6,297	$101	$543	$6,941	$1,516	$0	$0	$1,516

(1) Other restructuring charges of $3.3 million recorded during the nine months ended September 30, 2024 is comprised of $2.7 million of inbound inquiries and interest in the Company and $0.6 million of professional services costs associated with the new go-to-market approach.

8. Other liabilities

The following table summarizes the components of other current liabilities:

	As of September 30,	As of December 31,
(in thousands)	2024	2023
Sales tax payable	$1,443	$1,632
Payroll and payroll related expenses	10,190	13,080
Acquisition related compensation	0	403
Restructuring related charges	6,653	1,516
Short-term financing obligation	279	547
Other	7,867	8,154
Other current liabilities	$26,432	$25,332

9. Convertible Notes

The Company's convertible note obligations, including the level within the fair value hierarchy (see note 4. Fair Value Measurements), are as follows:

	As of September 30, 2024					As of December 31, 2023
	Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value		Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value
(in thousands)				Amount	Level				Amount	Level
2028 Convertible Notes*	$150,000	$4,360	$154,360	$157,515	3	$0	$0	$0	$0
2026 Convertible Notes**	63,132	(736)	62,396	55,912	2	345,000	(5,527)	339,473	280,658	2
Total carrying value of convertible notes (1)			216,756					339,473

(1) Included in “Convertible Notes” in the accompanying Condensed Consolidated Balance Sheets, is $0.1 million of 2023 financing

Table of Content

obligation

(*) The fair value was calculated using a binomial lattice model which incorporates the terms and conditions of the convertible notes and market-based risk measurement that are indirectly observable, such as market credit spread, and therefore are Level 3 investments. The lattice model produced an estimated fair value based on changes in the price of the underlying common share price over successive periods of time. An estimated yield based on market data was used to discount straight debt cash flows.

(**) The fair value is influenced by interest rates, the Company's stock price and is determined by prices observed in market trading. Since the market for trading of the 2026 Convertible Notes is not considered to be an active market, the estimated fair value is based on Level 2 inputs.

The following table presents details of the Company's convertible notes as of September 30, 2024, which are further discussed below:

	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal (in thousands)	Conversion Rate for Each $1,000 Principal	Initial Conversion Price per Share
2028 Convertible Notes	August 2024	10/1/2028	7.50%	$150,000	$62.50	$16.00
2026 Convertible Notes	September 2021	10/1/2026	0.25%	$63,132	$13.68	$73.11

The total interest expense recognized related to the Company’s convertible notes and financing obligation consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$1,804	$226	$2,249	$684
Amortization of premium and issuance costs	104	495	1,099	1,481
Total	$1,908	$721	$3,348	$2,165

2028 Convertible Notes

In August 2024, the Company entered into a privately negotiated exchange agreement (the "Exchange Agreement") with a holder of its 0.25 percent unsecured convertible senior notes due 2026 (the "2026 Convertible Notes"). Pursuant to the Exchange Agreement, the Company exchanged (the "Exchange Transaction") approximately $161.2 million in aggregate principal amount of the 2026 Convertible Notes for $150.0 million in aggregate principal amount of new 7.50 percent convertible senior notes due 2028 (the “2028 Convertible Notes”) and approximately $0.1 million in cash, with such payment representing the accrued and unpaid interest on such 2026 Convertible Notes. This transaction resulted in a net gain on extinguishment of the 2026 Convertible Notes of $1.7 million, net of a $2.0 million write-off of unamortized debt issuance costs, which was recorded in Gain on convertible note extinguishment in the condensed consolidated statements of operations.

The 2028 Convertible Notes are senior, initially unsecured obligations of the Company and accrue interest at a rate of 7.50 percent per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The 2028 Convertible Notes will mature on October 1, 2028, unless earlier converted, redeemed or repurchased by the Company. Before July 3, 2028, noteholders will have the right to convert their 2028 Convertible Notes only upon the occurrence of certain events. From and after July 3, 2028, noteholders may convert their 2028 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivery, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election. The 2028 Convertible Notes will be convertible with an initial conversion rate of 62.5000 shares of common stock per $1,000 principal amount of 2028 Convertible Notes, which represents an initial conversion price of $16.00 per share of common stock, when certain conditions are met. The conversion rate and conversion price will be subject to adjustments related to standard anti-dilution provisions upon the occurrence of certain events.

Table of Content

The Company may not redeem the 2028 Convertible Notes prior to October 7, 2026. The 2028 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after October 7, 2026 and on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130 percent of the conversion price for a specified period of time and certain other conditions are satisfied. The redemption price will be equal to the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. In addition, calling any 2028 Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2028 Convertible Note, in which case the conversion rate applicable to the conversion of that 2028 Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the Partial Redemption Limitation, the Company may not elect to redeem less than all of the outstanding 2028 Convertible Notes unless at least $100.0 million aggregate principal amount of 2028 Convertible Notes are outstanding and not subject to redemption as of the time the Company sends the related redemption notice.

If a “fundamental change” (as defined in the indenture for the 2028 Convertible Notes) occurs, then, subject to a limited exception, noteholders may require the Company to repurchase their 2028 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to, but excluding, the applicable repurchase date.

Upon entering into the Exchange Agreement, the Company recorded the $150.0 million aggregate principal amount of 2028 Convertible Notes at fair value of $157.5 million and related debt issuance costs as a reduction to the fair value of $3.0 million. Debt issuance costs are recorded as a contra-liability and amortized over the term of the 2028 Convertible Notes utilizing an effective interest rate of 8.03 percent. The $7.5 million premium related to the fair value adjustment of the 2028 Convertible Notes is amortized using an effective interest rate of 6.12 percent. The Company is in compliance with the terms of the indenture, and has not experienced any events that would constitute an event of default.

2026 Convertible Notes

In September 2021, the Company issued $345.0 million aggregate principal amount of its 2026 Convertible Notes. The 2026 Convertible Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sales of the 2026 Convertible Notes was approximately $335.0 million after deducting offering and issuance costs related to the 2026 Convertible Notes and before the 2021 Capped Call transactions. Interest on the 2026 Convertible Notes accrue at a rate of 0.25 percent per annum, payable on April 1 and October 1 of each year, beginning on April 1, 2022.

In August 2024, in addition to the Exchange Agreement, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of its outstanding 2026 Convertible Notes to repurchase (the "Repurchase Transactions") approximately $120.6 million aggregate principal amount of the 2026 Convertible Notes for aggregate cash consideration of approximately $108.7 million, including accrued but unpaid interest of approximately $0.2 million on such 2026 Convertible Notes. This transaction resulted in a net gain on extinguishments of debt of $10.4 million, net of a $1.5 million write-off of unamortized debt issuance costs which was recorded in Gain on debt extinguishment in the Statement of Operations.

Following the Repurchase Transactions, approximately $63.1 million principal amount of 2026 Convertible Notes remain outstanding. The remaining unamortized debt issuance costs are recorded as a contra-liability and are amortized utilizing the effective interest rate of 0.84 percent over the term of the 2026 Convertible Notes.

The remaining outstanding 2026 Convertible Notes will mature on October 1, 2026, unless earlier converted, redeemed or repurchased by the Company. Before July 1, 2026, noteholders will have the right to convert the remaining outstanding 2026 Convertible Notes only under the following circumstances: (1) during any calendar quarter, if the Last Reported Sale Price (as defined in the indenture for the 2026 Convertible Notes) per share of Common Stock (as defined in the indenture for the 2026 Convertible Notes) exceeds one hundred and thirty percent (130 percent) of the Conversion Price (as defined in the indenture for the 2026 Convertible Notes) for each of at least twenty (20) Trading Days (as defined in the indenture for the 2026 Convertible Notes) (whether or not consecutive) during the thirty (30) consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter; (2) during the five (5) consecutive Business Days (as defined in the indenture for the 2026 Convertible Notes) immediately after any ten (10) consecutive Trading Day period (such ten (10) consecutive Trading Day period, the “Measurement Period”) if the Trading Price per $1,000 principal amount of 2026 Convertible Notes for each Trading Day of the Measurement Period was less than ninety-eight percent (98 percent) of the product of the Last Reported Sale Price per share of Common Stock on such Trading Day and the Conversion Rate (as defined in the indenture for the 2026 Convertible Notes) on such Trading Day; (3) if the Company calls any or all of the 2026 Convertible Notes for redemption, such 2026 Convertible Notes called for redemption may be converted any time prior to the close of business on the second business day immediately before the redemption date; or (4) upon the occurrence of specified corporate events. From and after July 1, 2026, noteholders may convert their 2026 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2024 and December 31, 2023, no conversion for the remaining outstanding 2026 Convertible notes have been called or met. In addition to the above conditions, the Company must not consummate any privately

Table of Content

negotiated repurchases or exchanges of the notes if the yield to maturity of the notes is less than 5.23 percent (calculated at the time the definitive documentation is executed).

The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate of the remaining outstanding 2026 Convertible Notes is 13.68 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, which represents an initial conversion price of approximately $73.11 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events, such as distribution of stock dividends or stock splits.

The remaining outstanding 2026 Convertible Notes may be redeemed, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130 percent of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. The redemption price will be a cash amount equal to the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. In connection with the Exchange Transaction, the Company agreed that it will not consummate any privately negotiated repurchases or exchanges of 2026 Convertible Notes on or before April 7, 2025 if the yield to maturity (as defined in the Exchange Agreement) of 2026 Convertible Notes in such a transaction is greater than 5.23 percent, calculated at the time definitive documentation related to such transaction is executed. Pursuant to the Partial Redemption Limitation (as defined in the indenture for the 2026 Convertible Notes), the Company may not elect to redeem less than all of the outstanding 2026 Convertible Notes unless at least $150.0 million aggregate principal amount of Notes are outstanding and not subject to redemption as of the time the Company sends the related redemption notice.

If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, noteholders may require the Company to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the remaining outstanding 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to, but excluding, the applicable repurchase date.

The Company is in compliance with the terms of the indenture, and has not experienced any events that would constitute an Event of Default under the 2026 Convertible Notes.

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

A total of 3,873,885 shares of common stock were initially authorized and reserved for issuance under the 2020 Plan. This share reserve automatically increased on January 1, 2021, 2022, 2023, and 2024 will increase on each subsequent January 1st through and including January 1, 2031, by an amount equal to the smaller of (a) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by the board of directors. On January 1, 2024, 2023 and January 1, 2022 the share reserve increased by 3,820,681 shares, 3,695,569 shares and 3,616,312 shares, respectively. The Company registered an additional 9,548,587 shares on Form S-8 on May 9, 2024. As of September 30, 2024, a total of 9,996,094, registered shares of common stock remain available for future issuance under the 2020 Plan.

Stock options

Stock options generally vest and become exercisable over a service period of 4 years from the date of grant, subject to continued service. The following table summarizes the weighted-average grant date value of options and the assumptions used to develop their fair value.

	Nine months ended September 30,	Nine months ended September 30,
	2024	2023
Weighted-average grant date fair value of options	$4.54	$6.56
Risk-free interest rate	4.10%	3.65% - 4.30%
Expected volatility	64.53%	65.27% - 66.57%
Expected life in years	6.10 years	6.06 - 6.11 years

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

Stock option activity for the nine months ended September 30, 2024 was as follows:

(in thousands)	Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2023	5,109	$9.54	$20,571
Options granted under all plans	662	7.25	0
Exercised	(462)	2.97	2,226
Plan shares expired or canceled	(676)	16.70	29
Balance as of September 30, 2024	4,633	$8.83	$7,924
Vested and expected to vest	4,362	$8.77	$7,924
Exercisable as of September 30, 2024	3,416	$8.12	$7,924

The expected stock-based compensation expense remaining to be recognized as of September 30, 2024 is $5.5 million, which reflects outstanding stock option awards that are vested and outstanding stock option awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.39 years.

Restricted stock units

Table of Content

Restricted stock unit activity for the nine months ended September 30, 2024 was as follows:

(in thousands)	Outstanding	Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2023	6,725	$15.86	$65,436
Granted – restricted stock units	1,502	7.48	11,236
Granted – market-based and performance-based restricted stock units	400	8.91	2,901
Canceled	(978)	14.07	6,849
Vested and converted to shares	(1,799)	$18.43	$12,686
Balance as of September 30, 2024	5,850	$12.45	$36,101
Vested and expected to vest	4,792	$13.11	$28,031

The grant date fair value of the market-based awards was $9.91. Significant assumptions used in the Monte Carlo simulation model for the market-based awards granted are as follows:

Nine months ended September 30,
2024
Volatility	75.43%
Risk-free interest rate	4.31%
Dividend yield	0.00%

As of September 30, 2024, no market-based or performance-based restricted stock units have been canceled or vested. Stock compensation expense recognized for the market-based and performance-based awards was $0.1 million and $0.3 million for the three months ended September 30, 2024, and was $0.3 million and $0.6 million for the nine months ended September 30, 2024.

The aggregate expected stock-based compensation expense remaining to be recognized as of September 30, 2024 is $48.1 million related to RSUs, which reflects outstanding stock awards that are vested and outstanding stock awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.18 years.

11. Income taxes

The income tax expense for the three and nine months ended September 30, 2024 is based on the estimated annual effective tax rate for fiscal 2024. The Company’s provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

The Company’s provision for income taxes reflected an effective tax rate of (4.00) percent and (0.72) percent for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company had an effective tax rate of (2.89) percent and (0.91) percent, respectively.

For the three and nine months ended September 30, 2024 and 2023, the Company’s effective tax rate was lower than the U.S. federal statutory rate of 21 percent primarily due to the Company’s valuation allowance offsetting the benefits of losses. The Company’s current income tax expenses and benefits consist primarily of state current income tax expense, deferred income tax expense relating to the tax amortization of acquired goodwill and current income tax expense from foreign operations.

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

As of September 30, 2024, the Company had approximately $0.4 million in uncertain tax positions representing no increase from the balance on December 31, 2023. Operating losses generated in years prior to 2020 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. Tax years 2020 through 2023 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently not under audit by any taxing jurisdiction.

Table of Content

12. Net loss per share

Basic net loss per share is computed by dividing net loss by the number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three and nine months ended September 30, 2024, and 2023, the number of shares used to calculate diluted net loss per share is the same as the number of shares used to calculate basic net loss per share for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Numerator:
Net loss per share available to shareholders	$(6,993)	$(20,310)	$(24,640)	$(61,495)
Denominator:
Weighted average shares outstanding	77,869	$75,387	77,319	$74,778
Net loss per share	$(0.09)	$(0.27)	$(0.32)	$(0.82)

The following potentially dilutive securities outstanding have been excluded from the computation of basic weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of September 30,
(in thousands)	2024	2023
Stock options outstanding	4,633	5,300
Restricted stock units	5,850	6,500
Acquisition related compensation	0	42
Convertible notes	10,239	4,719
Total potentially dilutive securities	20,722	16,561

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
•
the anticipated benefits and opportunities related to past and ongoing restructuring may not be realized or may take longer to realize than expected;
•
our ability to manage key executive succession and retention or continue to attract qualified personnel;
•
our ability to remediate the material weakness; and
•
other statements described in this Quarterly Report on Form 10-Q under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Although we believe the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 29, 2024 (our "Annual Report") and “Risk Factors,” in this Quarterly Report on Form 10-Q as well as factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

BigCommerce is leading a new era of ecommerce. Our SaaS platform simplifies the creation of online stores by delivering a unique combination of ease-of-use, enterprise functionality, composability and flexibility. We allow merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. We power both our customers’ branded ecommerce stores and their cross-channel connections to popular online marketplaces, social networks, and offline point of sale systems. Our strategy is to provide the world’s best combination of freedom of choice and flexibility in a multi-tenant SaaS platform. We describe this strategy as “Open SaaS.” As of September 30, 2024 we served 5,892 accounts with at least one unique enterprise plan subscription or an enterprise-level feed management subscription (collectively “enterprise accounts”). These accounts may have more than one Enterprise plan or a combination of Enterprise plans and Essentials plans.

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

We offer access to our platform on a subscription basis. We serve customers with subscription plans tailored to their size and feature needs. For our larger customers, our Enterprise plan offers our full feature set at a subscription price tailored to each business. For small and medium business ("SMBs"), we offer three retail plans: Standard, Plus, and Pro, priced at $29, $79, and $299 per month (our “Essentials” plans) when pre-paid annually, or $39, $105, and $399 per month (our “Essentials plans”), when paid monthly, respectively. Our Essentials plans include GMV thresholds with programmatic upgrades built in as merchants exceed each plan’s threshold.

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

Table of Content

Key factors affecting our performance

Our operational and financial results have been, and will continue to be, affected by a number of factors that present significant opportunities as well as risks and challenges, including those discussed below and elsewhere in this quarterly report and in our Annual Report, particularly in Part I, Item 1A, “Risk Factors” The key factors discussed below impacted our 2023 results or are anticipated to impact our future results.

“Go-to-Market” Strategy

We reorganized our business teams and leadership structure to introduce clear and unified end to end ownership of the customer. Sales, customer success, marketing, and our business development teams have congruent and clear targets that unify their efforts around customer success and growth. We centralized end to end customer success ownership under our Company's Chief Executive Officer, Travis Hess. Mr. Hess oversees all go-to-market efforts across the business, including the platform product, Feedonomics, and partner and services revenue. Additionally, we appointed Ms. Siminoff as Executive Chair of the Board to work with Mr. Hess and other members of the Company's executive team to provide, among other things, strategic expertise, leadership, and direction to the Board and senior management.

We continue to advance efficient revenue growth by ensuring investments spent in our go-to-market strategy yield greater returns for our customers and for us. We are focusing on brand architecture and integration and product strategy to shape our strategy moving forward:

•
Brand architecture and integration - We are streamlining our brand architecture to focus on integrating the capabilities of our platform with Feedonomics and Makeswift to offer a more comprehensive solution for our customers.
•
Product strategy - We remain committed to driving value and business growth serving our core customers: mid-market and enterprise B2C and B2B customers, and sophisticated small business customers. We will focus our investments and innovation to serve these customers, including through the continued rollout of Catalyst for our B2C customers, continuing integration of our B2B features into our platform, and the launching of a hosted Catalyst solution that offers our small business customers a more cost-effective, easy-to-use platform.

We have made strategic organizational changes that will allow us to scale efficiently to support these initiatives as described below in our results of operations.

Macroeconomic environment and customer spend

Consumer spending remains resilient across our major markets. We are encouraged overall by the underlying consumption signals that we are seeing in our business.

2024 Restructure

As discussed in Note 7 to our condensed consolidated financial statements, on September 30, 2024, we committed to a restructuring plan (the "2024 Restructure") intended to reinvest in product delivery and increase sales capacity, reduce operating costs, improve operating margins and continue to advance our commitment to profitable growth. The 2024 Restructure includes a reduction of our workforce, exits of certain office leases, impairment of certain software development projects and contract amendments and terminations to better align operating expenses with existing economic conditions and the Company’s strategic priorities. Affected employees were notified on November 7, 2024, and are being provided severance arrangements.

We anticipate to incur additional expense related to the 2024 Restructure of approximately $3.5 million to $5.7 million through fiscal 2025 relating to severance benefits, contract terminations, accelerated depreciation, right-of-use asset impairments, software impairments, and professional services costs. The additional expenses we expect to incur are subject to assumptions, and actual expenses may differ from the estimates disclosed above.

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

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of September 30, 2024, includes all subscription solutions and professional services billed between January 1, 2024, and September 30, 2024. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

Enterprise Account metrics

To measure the effectiveness of our ability to execute against our growth strategy, particularly within the mid-market and enterprise lines of business, we calculate ARR attributable to Enterprise Accounts.

The chart below illustrates certain of our key business metrics as of the periods ended:

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
ARR (in thousands)	$347,787	$345,832	$340,147	$336,541	$332,245
Subscription ARR (in thousands)	$263,933	$263,526	$258,566	$256,412	$256,518
Enterprise Account metrics:
Number of Enterprise Accounts	5,892	5,961	5,970	5,994	5,951
ARR attributable to Enterprise Accounts (in thousands)	$256,893	$253,798	$248,236	$245,100	$240,602
ARR attributable to Enterprise Accounts as a percentage of ARR	74	73	73	73	72
Average Revenue Per Account	$43,600	$42,576	$41,581	$40,891	$40,431

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

Subscription solutions revenue consists primarily of platform subscription fees from plans and recurring professional services. Subscription solutions are charged monthly, quarterly, or annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Our Enterprise plan contracts are generally for a fixed term of 12 to 36 months and are non-cancelable. Our pricing strategy provides enterprise merchants a discount for a period of time from their contractual monthly. Merchants have full access to the functionality of our platform upon contract execution, and revenue is recognized ratably over the contract life. Our retail plans are generally month-to-month contracts. Monthly subscription fees for Enterprise plans are adjusted if a customer’s GMV or orders processed are outside of specified plan thresholds on a trailing twelve-month basis. Fixed monthly fees and any transaction charges related to subscription solutions are recognized as revenue in the month they are earned.

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

Restructuring charges

Restructuring charges consist primarily of severance payments, right-of-use asset impairments, lease termination gain, software impairments, and professional services costs.

Amortization of intangible assets

Amortization of intangible assets consist of amortization of acquired intangible assets which were recognized as a result of business combinations and are being amortized over their expected useful life.

Gain on convertible notes extinguishment

Gains recorded net of proportionate share of unamortized debt issuance costs and certain third party transaction costs relate to the repurchase transactions of the 2026 Convertible Notes and exchange transaction of the 2026 Convertible Notes for the 2028 Convertible Notes.

Interest income

Interest income is earned on our cash, cash equivalents and marketable securities.

Interest expense

Interest expense consists primarily of the interest expense from the amortization of the debt issuance costs and coupon interest attributable to our 2028 and 2026 Convertible Notes with offsetting amortization of the debt premium related to the 2028 Convertible Notes, as well as interest associated with a financing agreement entered into in the first half of 2023.

Other expense

Other expense primarily consists of foreign currency translation adjustments.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$83,710	$78,045	$245,899	$225,245
Cost of revenue (1)	19,863	19,054	58,113	55,256
Gross profit	63,847	58,991	187,786	169,989
Operating expenses: (1)
Sales and marketing	33,140	36,253	99,997	105,898
Research and development	20,841	21,703	61,116	63,951
General and administrative	16,435	14,342	46,800	45,264
Amortization of intangible assets	2,434	2,033	7,353	6,099
Acquisition related costs	334	1,067	1,001	9,317
Restructuring charges	9,880	5,795	12,452	6,215
Total operating expenses	83,064	81,193	228,719	236,744
Loss from operations	(19,217)	(22,202)	(40,933)	(66,755)
Gain on convertible note extinguishment	12,110	0	12,110	0
Interest income	2,433	3,059	8,807	8,310
Interest expense	(1,908)	(721)	(3,348)	(2,165)
Other expense	(142)	(301)	(585)	(333)
Loss before provision for income taxes	(6,724)	(20,165)	(23,949)	(60,943)
Provision for income taxes	(269)	(145)	(691)	(552)
Net loss	$(6,993)	$(20,310)	$(24,640)	$(61,495)

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,114	$1,323	$2,798	$3,802
Sales and marketing	3,327	3,626	8,332	10,059
Research and development	3,766	4,124	10,515	11,570
General and administrative	2,685	3,028	7,859	8,680

Revenue by geographic region

The composition of our revenue by geographic region during the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	(dollars in thousands)
Revenue
Americas – U.S.	$63,682	$60,019	$3,663	6.1%	$187,249	$172,374	$14,875	8.6%
Americas – other (1)	3,893	3,499	394	11.3	11,445	10,273	1,172	11.4
EMEA	9,709	8,631	1,078	12.5	28,182	25,263	2,919	11.6
APAC	6,426	5,896	530	9.0	19,023	17,335	1,688	9.7
Total Revenue	$83,710	$78,045	$5,665	7.3%	$245,899	$225,245	$20,654	9.2%

Table of Content

(1)Americas-other revenue includes revenue from North and South America, other than the U.S.

Comparison of the three and nine months ended September 30, 2024 and 2023,

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	(dollars in thousands)
Revenue
Subscription solutions	$62,826	$58,709	$4,117	7.0%	$185,582	$168,652	$16,930	10.0%
Partner and services	20,884	19,336	1,548	8.0	$60,317	$56,593	3,724	6.6
Total revenue	$83,710	$78,045	$5,665	7.3%	$245,899	$225,245	$20,654	9.2%

Total revenue increased $5.7 million, or 7.3 percent, to $83.7 million for the three months ended September 30, 2024, from $78.0 million for the three months ended September 30, 2023, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $4.1 million, or 7.0 percent, to $62.8 million for the three months ended September 30, 2024, from $58.7 million for the three months ended September 30, 2023, primarily due to increases in enterprise, mid-market, and Feedonomics activity. Partner and services revenue increased $1.5 million, or 8.0 percent, to $20.9 million for the three months ended September 30, 2024, from $19.3 million for the three months ended September 30, 2023, primarily as a result of increases in revenue share offset by decreases in stand ready and integration activity.

Total revenue increased $20.7 million, or 9.2 percent, to $245.9 million for the nine months ended September 30, 2024 from $225.2 million for the nine months ended September 30, 2023, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $16.9 million or 10.0 percent, to $185.6 million for the nine months ended September 30, 2024, from $168.7 million for the nine months ended September 30, 2023, primarily due to growth in enterprise, mid-market, and Feedonomics activity. Partner and services revenue increased $3.7 million, or 6.6 percent, to $60.3 million for the nine months ended September 30, 2024 , from $56.6 million for the nine months ended September 30, 2023, primarily as a result of increases in in revenue share offset by decreases in stand ready and integration activity.

Cost of revenue, gross profit, and gross margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	(dollars in thousands)
Cost of revenue	$19,863	$19,054	$809	4.2%	$58,113	$55,256	$2,857	5.2%
Gross profit	63,847	58,991	4,856	8.2	187,786	169,989	17,797	10.5
Gross margin percentage	76.3	75.6			76.4	75.5

Cost of revenue increased $0.8 million, or 4.2 percent, to $19.9 million for the three months ended September 30, 2024, from $19.1 million for the three months ended September 30, 2023, primarily as a result of higher software costs and credit card processing fees of $0.9 million driven by associated increased in revenue. Gross margin increased to 76.3 percent from 75.6 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

Cost of revenue increased $2.9 million, or 5.2 percent, to $58.1 million for the nine months ended September 30, 2024, from $55.3 million for the nine months ended September 30, 2023 primarily as a result of higher software costs and credit card processing fees of $3.0 million. Gross margin increased to 76.4 percent from 75.5 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

We expect that cost of revenue will likely decrease in the near term as a percentage of revenue due to reductions in headcount related costs as a result of the 2024 Restructure, leading to improved gross margins.

Table of Content

Operating income (expenses)

Sales and marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	(dollars in thousands)
Sales and marketing	$33,140	$36,253	$(3,113)	(8.6)%	$99,997	$105,898	$(5,901)	(5.6)%
Percentage of revenue	39.6	46.5			40.7	47.0

Sales and marketing expenses decreased $3.1 million, or (8.6) percent, to $33.1 million for the three months ended September 30, 2024 from $36.3 million for the three months ended September 30, 2023, primarily due to decreased variable marketing costs of $1.9 million, decreased salaries and share-based compensation expense of $0.8 million driven by cost cutting measures from the 2023 Restructure, and decreased professional services fees of $0.3 million. As a percentage of total revenue, sales and marketing expenses decreased to 39.6 percent from 46.5 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

Sales and marketing expenses decreased $5.9 million or (5.6) percent, to $100.0 million for the nine months ended September 30, 2024 from $105.9 million for the nine months ended September 30, 2023, primarily due to lower variable marketing costs of $3.6 million, and decreased salaries and share-based compensation expense of $3.0 million driven by cost cutting measures from the 2023 Restructure. These decreases were partially offset by a $0.7 million increase in other expenses, such as software costs, contract services, and professional fees. As a percentage of total revenue, sales and marketing expenses decreased to 40.7 percent from 47.0 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

We expect that sales and marketing expenses will slightly increase near term as we reinvest in sales resources as part of the 2024 Restructure, which we expect to be offset with anticipated future revenue growth.

Research and development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	(dollars in thousands)
Research and development	$20,841	$21,703	$(862)	(4.0)%	$61,116	$63,951	$(2,835)	(4.4)%
Percentage of revenue	24.9	27.8			24.9	28.4

Research and development decreased $0.9 million, or (4.0) percent, to $20.8 million for the three months ended September 30, 2024 from $21.7 million for the three months ended September 30, 2023, due to the cost cutting measures from the 2023 Restructure. As a percentage of total revenue, research and development expenses decreased to 24.9 percent from 27.8 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

Research and development decreased $2.8 million, or (4.4) percent, to $61.1 million for the nine months ended September 30, 2024 from $64.0 million for the nine months ended September 30, 2023, due to the cost cutting measures from the 2023 Restructure. As a percentage of total revenue, research and development expenses decreased to 24.9 percent from 28.4 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

We expect that research and development expenses will likely decrease as a percentage of revenue in the near term primarily due to reductions in headcount related costs relating to the 2024 Restructure.

General and administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	(dollars in thousands)
General and administrative	$16,435	$14,342	$2,093	14.6%	$46,800	$45,264	$1,536	3.4%
Percentage of revenue	19.6	18.4			19.0	20.1

General and administrative expenses increased $2.1 million, or 14.6 percent, to $16.4 million for the three months ended September 30, 2024, from $14.3 million for the three months ended September 30, 2023, primarily due to an increase of $1.2 million

Table of Content

in bad debt expense and an increase in professional service expenses of $0.9 million. As a percentage of total revenue, general and administrative expenses increased to 19.6 percent from 18.4 percent, primarily as a result of the increase in bad debt expense due to focused collections efforts for the three months ended September 30, 2023.

General and administrative expenses increased $1.5 million, or 3.4 percent, to $46.8 million for the nine months ended September 30, 2024 from $45.3 million for the nine months ended September 30, 2023, primarily due to a $1.8 million increase in bad debt expense, $0.9 million increase in professional services, and a $0.4 million increase in variable spend partially offset by $1.2 million decrease in insurance expense due to lower renewal rates. As a percentage of total revenue, general and administrative expenses decreased to 19.0 percent from 20.1 percent, primarily as a result of cost cutting measures from the 2023 Restructure.

We expect that general and administrative expenses will likely decrease as a percentage of revenue in the near term due to reductions in headcount related costs relating to the 2024 Restructure.

Acquisition related expenses

Acquisition related expense decreased $0.7 million, or (68.7) percent, to $0.3 million for the three months ended September 30, 2024, from $1.1 million for the three months ended September 30, 2023, and decreased $8.3 million, or 89.3 percent, to $1.0 million for the nine months ended September 30, 2024, from $9.3 million for the nine months ended September 30, 2023. Acquisition costs recognized for the three and nine months ended September 30, 2024 represent the amortization of deferred compensation for the Makeswift acquisition. Acquisition costs in prior years related to other transactions and acquisition costs for Feedonomics were recognized during the three and nine months ended September 30, 2023.

Restructuring charges

Restructuring charges were $9.9 million and $5.8 million for the three months ended September 30, 2024 and 2023, respectively, and were $12.5 million and $6.2 million for the nine months ended September 30, 2024 and 2023, respectively. The $9.9 million is a result of $6.9 million of severance and related charges, $2.1 million of capitalized software related charges due to impairment of software due to change in market strategy, $1.1 million of real estate related charges, $0.6 million of professional services related to our change in market strategy as described above in relation to the 2024 Restructure, and $0.2 million of professional services related to our capital structure and various alternatives associated with inbound inquiries partially offset by a $1.0 million gain on real estate modification. The charges for the three months and nine months ended September 30, 2023 were primarily related to charges from the 2023 Restructure which included a one time charge of $5.5 million resulting from severance and other related charges.

Gain on convertible note extinguishment

Gain on convertible note extinguishment was $12.1 million for the three months ended September 30, 2024. The $12.1 million consisted of a $10.4 million gain on the repurchase of 2026 Convertible Notes and $1.7 million gain on the exchange of 2028 Convertible Notes.

Interest income

Interest income decreased $0.7 million, or 20.5 percent, to $2.4 million for the three months ended September 30, 2024, from $3.1 million for the three months ended September 30, 2023. This decrease was primarily a result of lower cash, cash equivalents and marketable securities balance during the three months ended September 30, 2024 due to cash outflows for financing activities. Interest income increased $0.5 million, or 6.0 percent to $8.8 million for the nine months ended September 30, 2024 from $8.3 million for the nine months ended September 30, 2023. This increase was primarily a result of higher cash, cash equivalents and marketable securities balances for the nine months ended September 30, 2024

Interest expense

Interest expense was $1.9 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and was $3.3 million and $2.2 million for the nine months ended September 30, 2024 and 2023. The increase in interest expense for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily a result of the issuance of the 2028 Convertible Notes that have a higher effective interest rate than the 2026 Convertible Notes.

Liquidity and capital resources

We are committed to cash flow generation and cash management by focusing on operational discipline, and we continue to evaluate all of our spending to look for opportunities to drive improvements in cash flow. Our success in transitioning our customer base from legacy month-to-month contracts to annual contracts has continued to result in better cash flow as these efforts have increased the timing of our cash receipts and reduced our overall subscription churn rate.

Table of Content

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

Additionally, with our convertible notes restructuring, there was a reduction in liquidity. However, we believe as a result of the renegotiation and extension of the remaining obligation, we have decreased our overall debt leverage and better optimized our maturities. The restructuring of the convertible notes requires semi-annual interest payments and increases our contractual interest rate to 7.50 percent.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$5,573	$(31,429)	$13,894	$(37,522)
Net cash provided by investing activities	9,251	26,399	62,644	13,997
Net cash provided by (used in) financing activities	(112,077)	285	(112,428)	1,381
Net decrease in cash, cash equivalents and restricted cash	$(97,253)	$(4,745)	$(35,890)	$(22,144)

As of September 30, 2024, we had approximately $37.0 million in cash, cash equivalents, and restricted cash, a decrease of $33.9 million compared to $70.9 million as of September 30, 2023. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.5 million and $1.1 million at September 30, 2024 and 2023, respectively, consisted of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $133.0 million and $195.6 million at September 30, 2024 and 2023 respectively, consisted of investments in corporate and US treasury securities. We maintain cash account balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Operating activities

Net cash provided by (used in) operating activities for the three months ended September 30, 2024 and 2023 was $5.6 million and ($31.4) million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, amortization of intangible assets, convertible note premium and convertible note issuance costs amortization, stock-based compensation, bad debt expense, impairment losses, gains on settlement of lease liabilities, gain on extinguishment of convertible notes, and the effect of changes in working capital. The increase in cash flows provided by operating activities for the three months ended September 30, 2024 was driven by cost reductions associated with the 2023 Restructure and focus on reduction of variable spend.

Net cash provided by (used in) operating activities for the nine months ended September 30, 2024 and 2023 was $13.9 million and ($37.5) million respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, amortization of intangible assets, convertible note premium and convertible note issuance costs amortization, stock-based compensation, bad debt expense, impairment losses, gains on settlement of lease liabilities, gain on extinguishment of convertible notes, and the effect of changes in working capital. The increase in cash flows provided by operating activities for the nine months ended September 30, 2024 was driven by cost reductions associated with the 2023 Restructure and focus on reduction of variable spend.

Table of Content

Investing activities

Net cash provided by investing activities during the three months ended September 30, 2024 and 2023 was $9.3 million and $26.4 million, respectively. For the three months ended September 30, 2024, this consisted primarily of the sale and maturity of marketable securities of $59.7 million offset by the purchase of property and equipment of $1.1 million and the purchase of marketable securities of $49.4 million. In the three months ended September 30, 2023, this consists primarily of the sale and maturity of marketable securities of $83.1 million and the purchases of property and equipment of $1.1 million and the purchase of marketable securities of $55.7 million.

Net cash provided by investing activities during the nine months ended September 30, 2024 and 2023 was $62.6 million and $14.0 million, respectively. In the nine months ended September 30, 2024, this consists primarily of the sale and maturity of marketable securities of $151.6 million offset by the purchase of property and equipment of $2.9 million and the purchase of marketable securities of $86.0 million. In the nine months ended September 30, 2023, this consists primarily of the sale and maturity of marketable securities of $206.2 million and the purchase of property and equipment of $3.1 million and the purchase of marketable securities of $189.1 million.

Financing activities

Net cash provided by (used in) financing activities during the three months ended September 30, 2024 and 2023 was ($112.1) million and $0.3 million, respectively. In the three months ended September 30, 2024, this was attributable to repayment of convertible notes and financing obligations of $108.7 million, payments of convertible note issuance and related third party costs of $2.5 million, and taxes paid related to the settlement of stock options and restricted stock units of $1.1 million, partially offset by proceeds from exercise of stock options of $0.2 million. In the three months ended September 30, 2023, this was attributable to proceeds from exercise of stock options of $1.5 million offset by withholdings from the issuance of shares of common stock pursuant to the exercise of stock options and vesting of restricted stock units of $1.0 million and repayments of financing obligations of $0.1 million.

Net cash provided by (used in) financing activities during the nine months ended September 30, 2024 and 2023 was ($112.4) million and $1.4 million, respectively. In the nine months ended September 30, 2024, this was attributable to $109.0 million of payments related to the repurchase and repayment of convertible notes and refinancing obligations, $2.5 million of payments for convertible note issuance and related third-party costs, and $1.5 million of taxes paid related to the settlement of stock options and restricted stock units, partially offset by proceeds from exercise of stock options of $1.5 million. In the nine months ended September 30, 2023, this was attributable to proceeds from the exercise of stock options of $3.7 million and proceeds from the issuance of convertible note of $1.1 million offset by withholdings from the issuance of shares of common stock pursuant to the exercise of stock options and vesting of restricted stock units of $3.3 million and repayment of financing obligations of $0.1 million.

Indebtedness

2028 Convertible Notes

In August 2024, we issued $150.0 million in aggregate principal amount of the Company’s new 7.50 percent convertible senior notes due 2028 (the “2028 Convertible Notes”). The 2028 Convertible Notes were issued pursuant to, and are governed by, an indenture (the “2028 Convertible Notes Indenture”), dated as of August 7, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee.

The 2028 Convertible Notes are the Company’s senior, initially unsecured obligations and will accrue interest at a rate of 7.50 percent per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The 2028 Convertible Notes will mature on October 1, 2028, unless earlier converted, redeemed or repurchased. Before July 3, 2028, noteholders will have the right to convert their 2028 Convertible Notes only upon the occurrence of certain events. From and after July 3, 2028, noteholders may convert their 2028 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 62.5000 shares of common stock per $1,000 principal amount of 2028 Convertible Notes, which represents an initial conversion price of $16.00 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2028 Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Company may not redeem the 2028 Convertible Notes at its option at any time before October 7, 2026. The 2028 Convertible Notes will be redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the 2028 Convertible Notes Indenture)), at the Company’s option at any time, and from time to time, on or after October 7, 2026 and on or before the 25th

Table of Content

scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130 percent of the conversion price for a specified period of time and certain other conditions are satisfied. The redemption price will be equal to the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any 2028 Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2028 Convertible Note, in which case the conversion rate applicable to the conversion of that 2028 Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the Partial Redemption Limitation, the Company may not elect to redeem less than all of the outstanding 2028 Convertible Notes unless at least $100.0 million aggregate principal amount of 2028 Convertible Notes are outstanding and not subject to redemption as of the time the Company sends the related redemption notice.

If certain corporate events that constitute a “Fundamental Change” (as defined in the 2028 Convertible Notes Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their 2028 Convertible Notes at a cash repurchase price equal to the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

The 2028 Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the 2028 Convertible Notes Indenture), which include the following: (i) certain payment defaults on the 2028 Convertible Notes (which, in the case of a default in the payment of interest on the 2028 Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the 2028 Convertible Notes Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the 2028 Convertible Notes Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the 2028 Convertible Notes Indenture or the 2028 Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the 2028 Convertible Notes Indenture; (v) certain payment defaults on the Company’s credit facility if the Company has entered into the Security Documents (as defined in the 2028 Convertible Notes Indenture), (vi) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $20,000,000; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2028 Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Trustee, by notice to the Company, or noteholders of at least 25 percent of the aggregate principal amount of 2028 Convertible Notes then outstanding, by notice to the Company and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2028 Convertible Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the 2028 Convertible Notes for up to 180 days at a specified rate per annum not exceeding 0.50 percent on the principal amount of the 2028 Convertible Notes.

The 2028 Convertible Notes Indenture contains a number of restrictive covenants and limitations, including restrictions on the Company’s ability to incur certain indebtedness, as further described in the Indenture. In addition, to the extent the Company incurs subordinated indebtedness pursuant to the terms of the Indenture, it will be required to secure the 2028 Convertible Notes, subject only to prior security interests in favor of lenders under any senior secured revolving credit facility, if then outstanding.

2026 Convertible Notes

In September 2021, we issued $345.0 million principal amount of 0.25 percent convertible notes due 2026 (the “2026 Convertible Notes”). The 2026 Convertible Notes were issued pursuant to, and are governed by, an indenture (the “2026 Convertible Notes Indenture”), dated as of September 14, 2021, between us and U.S. Bank National Association, as trustee. The 2026 Convertible Notes accrue interest at a rate of 0.25 percent per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022.

In August 2024, in addition to the Exchange Agreement, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of its outstanding 2026 Convertible Notes to repurchase (the "Repurchase Transactions") approximately $120.6 million aggregate principal amount of the 2026 Convertible Notes for aggregate cash consideration of approximately $108.7 million, including accrued but unpaid interest of approximately $0.2 million on such 2026 Convertible Notes. The Repurchase Transactions settled in August 2024. Following the Repurchase Transactions, approximately $63.1 million principal amount of 2026 Convertible Notes remain outstanding.

Table of Content

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

The remaining outstanding 2026 Convertible Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before July 1, 2026, noteholders have the right to convert the remaining outstanding 2026 Convertible Notes only upon the occurrence of certain events. From and after July 1, 2026, noteholders may convert their 2026 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate of the remaining outstanding 2026 Convertible Notes was 13.6783 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, which represents an initial conversion price of approximately $73.11 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2026 Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The remaining outstanding 2026 Convertible Notes are redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the 2026 Convertible Notes Indenture)), at our option at any time, and from time to time, on or after October 7, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of our common stock exceeds 130 percent of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. The redemption price will be a cash amount equal to the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any 2026 Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2026 Convertible Note, in which case the conversion rate applicable to the conversion of that 2026 Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the Partial Redemption Limitation, we may not elect to redeem less than all of the outstanding 2026 Convertible Notes unless at least $150.0 million aggregate principal amount of 2026 Convertible Notes are outstanding and not subject to redemption as of the time we send the related redemption notice.

If certain corporate events that constitute a “Fundamental Change” (as defined in the 2026 Convertible Notes Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require us to repurchase their Notes at a cash repurchase price equal to the principal amount of the remaining outstanding 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving us and certain de-listing events with respect to our common stock.

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

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us (and not solely with respect to a significant subsidiary of us) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2026 Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the trustee, by notice to us, or noteholders of at least 25 percent of the aggregate principal amount of 2026 Convertible Notes then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2026 Convertible Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the 2026 Convertible Notes Indenture consists exclusively of the right of the noteholders to receive special interest on the 2026 Convertible Notes for up to 180 days at a specified rate per annum not exceeding 0.50 percent on the principal amount of the 2026 Convertible Notes.

Table of Content

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024 or as of December 31, 2023.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report.

Recent accounting pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Table of Content

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. An immediate increase or decrease in interest rates of 100 basis points at September 30, 2024 could result in a $1.3 million market value reduction or increase of the same amount.

In September 2021, we issued the 2026 Convertible Notes with an aggregate principal amount of $345.0 million, of which $63.1 million remains outstanding as of September 30, 2024. The 2026 Convertible Notes have a fixed interest rate of 0.25 percent; we do not face variable interest rate risk with respect to the 2026 Convertible Notes. The fair value of the 2026 Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

In August 2024, we issued the 2028 Convertible Notes with an aggregate principal amount of $150.0 million, the full amount of which is outstanding as of September 30, 2024. The 2028 Convertible Notes have a fixed interest rate of 7.50 percent; we do not face variable interest rate risk with respect to the 2028 Convertible Notes. The fair value of the 2028 Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the three months ended September 30, 2024 were transacted in U.S. dollars. As we expand our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, as we expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2024, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2024, that our disclosure

Table of Content

controls and procedures were not effective because of the material weakness in our internal control over financial reporting that was disclosed in our Annual Report.

As discussed in Part II, Item 9A, “Controls and Procedures” in our Annual Report, we identified material weaknesses in internal control over financial reporting in the following areas:

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

Changes in internal control over financial reporting

Except for the implementation of our remediation plans in connection with our ineffective disclosure controls and procedures described above, there have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in litigation related to claims arising from the ordinary course of our business. The Company believes that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A. Risk Factors.

Except as set forth below there are no material changes to our risk factors as previously disclosed in Part I, Item

1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Our failure to generate sufficient cash flow from our business to satisfy the interest rate of our 2028 Convertible Notes would adversely affect our business, financial condition and results of operations.

The interest rate on the $150.0 million aggregate principal amount of the 2028 Convertible Notes outstanding as of

September 30, 2024, is 7.50 percent, payable semi-annually. Our ability to pay interest and required principal payments on our indebtedness depends upon cash flows generated by our operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make these payments and reduce the level of our indebtedness over time.

If we do not generate sufficient cash flow from operations to satisfy our debt servicing obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets or seeking to raise additional capital.

Further, our spending in relation to our debt restructuring combined with elevated interest rates could have significant adverse consequences, including: reducing cash resources available to fund working capital, capital expenditures, product development efforts and other general corporate purposes; impeding our ability to capitalize on strategic opportunities; reducing profitability; increasing our vulnerability to adverse changes in general economic, industry, and market conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

The terms of the indenture (the “2028 Convertible Notes Indenture”) that govern the 2028 Convertible Notes impose restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long-term interests.

The 2028 Convertible Notes Indenture and the exchange agreement governing the exchange of 2026 Convertible Notes for 2028 Convertible Notes (to the extent the exchanging holder continues to hold a specified amount of 2028 Convertible Notes) contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability and the ability of our subsidiaries (to the extent any such subsidiaries incur or guarantee indebtedness) to:

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

Table of Content

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

We have undertaken, and may in the future undertake, restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.

From time to time, we have implemented restructuring plans to support key strategic initiatives which include driving efficient revenue growth and delivering long-term profitability. For example, we initiated a restructuring plan in September 2023, intended to, among other things, advance the Company's ongoing commitment to profitable growth, which was materially complete at the end of fiscal 2023. This follows an earlier restructuring plan we initiated in December 2022 intended to reduce our cost structure through a reduction of Company workforce and office space, which was completed during the third quarter of fiscal year 2023. In September 2024, we implemented a new restructuring plan which will include workforce reductions, reduction in real estate footprint, and costs incurred associated with asset impairments. Our restructuring plans present potential risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flow, or business reputation.

Changes resulting from our strategic restructuring plans and any future initiatives may not be successful in yielding our intended results and may not appropriately address the short-term and long-term strategic objectives for our business. Implementation of the restructuring plans and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have anticipated. Additionally, certain aspects of the 2024 Restructuring Plan, such as severance costs in connection with reducing our headcount, could negatively impact our cash flows. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge, inefficiency during transitional periods, or our ability to attract highly skilled employees. If any restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits, our business, financial condition, and results of operations could be materially and adversely affected.

Losing key members of our management or operations teams could hinder our ability to attract and retain the necessary talent for continued operations and growth.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer. From time to time, there may be changes in our management team resulting from the hiring, departure or realignment of executives. For example, in September 2024, Brent Bellm, our former CEO and Chairman of our Board of Directors, departed from these positions with the Company. Such changes may be disruptive to our business. Mr. Bellm was with the Company for nine years and during this time developed institutional knowledge and relationships. The departure of Mr. Bellm could lead to a loss of leadership continuity, key relationships, and in-depth understanding of our business, operations, and industry.

Effective succession planning for management is important to our long-term success. While we have a succession plan in place, a new CEO, Travis Hess, even with significant experience, may not possess the same level of institutional knowledge and partner relationships, potentially impacting our decision-making, strategic direction, and overall business performance during the transition period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Table of Content

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Item 2.05 Costs Associated with Exit or Disposal Activities

The information set forth in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key factors affecting our performance—2024 Restructure” above is incorporated herein by reference.

Item 2.06 Material Impairments.

The information referred to in Item 2.05 is incorporated by reference into this Item 2.06.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Effective as of November 4, 2024, the Compensation Committee of the Board of Directors approved certain retention payments for Daniel Lentz, the Company’s Chief Financial Officer, including (i) a cash retention bonus in an amount equal to $50,000 (the “Cash Bonus”) and (ii) a stock option to purchase 16,160 shares of the Company’s common stock with an exercise price per share equal to the fair market value of a share of Company common stock on November 11, 2024, the date of grant (the “Option”). 25% of the Cash Bonus is payable to Mr. Lentz on or as soon as practicable after each of December 31, 2024, and March 31, 2025, and 50% of the Cash Bonus is payable to Mr. Lentz on or as soon as practicable after September 30, 2025 (each a “Retention Date”), in each case, subject to Mr. Lentz’s continued employment with the Company through the applicable Retention Date. The Option will vest as to 25% of the Option shares on each of the first two Retention Dates and 50% on the third Retention Date, subject to Mr. Lentz’s continued employment with the Company through the applicable Retention Date.

In connection with Brent Bellm ceasing to serve as the Company’s Chief Executive Officer as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2024 (the “8-K”), the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Mr. Bellm on November 6, 2024. The Separation Agreement contained the material terms described in the 8-K, with the addition of a 90-day extension of the post-termination exercise period of single stock option covering 900,000 shares of the Company’s common stock previously granted to Mr. Bellm.

(b)
None.
(c)
On September 6, 2024, Brent Bellm, the Company's former Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the purchase of up to $50,000 of the Company’s common stock until January 27, 2025.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Effective Date

3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 7, 2020

3.2	Second Amended and Restated Bylaws of the registrant.	8-K	001-39423	3.2	September 1, 2023

4.1	Indenture, dated as of August 7, 2024, between BigCommerce Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-39423	4.1	August 7, 2024

4.2	Form of certificate representing the 7.5% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	August 7, 2024

Table of Content

10.1#	Exchange Agreement, dated as of July 31, 2024, between BigCommerce Holdings, Inc. and Lynrock Lake Master Fund LP.	8-K	001-39423	10.1	July 31, 2024

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350c, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
#

Confidential information has been omitted because it is both (i) not material and (ii) is the type of information that the Company treats as private or confidential pursuant to Item 601 (b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BigCommerce Holdings, Inc.

Date: November 7, 2024	By:	/s/ Travis Hess
Travis Hess
Chief Executive Officer

Date: November 7, 2024	By:	/s/ Daniel Lentz
Daniel Lentz
Chief Financial Officer