Form 10-K
period 2024-12-31
BigCommerce Holdings, Inc.
filed 2025-02-27
CIK 1626450

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NASDAQ Global Market on June 30, 2024, was approximately $506.8 million.

The number of shares of Registrant’s common stock outstanding as of February 25, 2025, was 78.6 million.

Auditor Firm ID:42 Auditor Name: Ernst and Young LLP Auditor Location: Austin, TX

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the Registrant's 2025 annual meeting of stockholders to be filed within 120 days of the registrant's fiscal year ended December 31, 2024, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•
our anticipated cash needs and our estimates regarding our capital requirements and refinancing;
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
•
our ability to implement a go-to-market strategy that focuses on efficient profitable revenue growth, operating leverage, and healthy cash flow, may be impacted by unforeseen challenges in streamlining our organization and adapting to market dynamics;
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

Item 1. Business.

Overview

BigCommerce Holdings Inc. ("BigCommerce," the "Company," "us," "we", or "our") provides professional-grade commerce solutions that give businesses the power and agility to build for today with an eye toward tomorrow. Our team of brands - BigCommerce, Feedonomics, and Makeswift - work together to empower our customers with flexible commerce capabilities, powerfully connected data, and engaging digital experiences designed to optimize growth. BigCommerce is our flagship commerce platform and services business. Feedonomics is our AI-based product feed management platform. Makeswift is our brand and commerce site builder and visual editor.

As businesses scale, they develop unique and complex needs. When businesses outgrow systems built with minimum functionality for basic needs, they turn to BigCommerce for a long-term solution that has the capabilities to help them thrive in the future.

We provide our customers with the flexibility to combine the right tools for the right job with a seamless front-and-back-end experience. Our industry-leading team of experts partners with our customers to provide the speed and agility needed to grow on their own terms.

We strive to provide the best software-as-a-service (“SaaS”) ecommerce platform for forward-thinking brands and retailers at all stages of ecommerce growth. Our platform serves customers across a wide variety of sizes, industries, and product categories seeking to differentiate themselves in-market with more tailored commerce experiences.

We serve customers that represent an array of B2C and B2B retail sectors, including fashion and apparel, home and garden, sports and outdoors, food and beverage, jewelry, health and beauty, automotive, industrial, manufacturing, and more. Our customers sell across channels from online and offline stores to social media platforms to digital marketplaces and countless combinations, connecting with consumers around the world.

We have organized our product and service solutions into the following core offerings designed to best serve our customer base:

•
Business-to-consumer ("B2C")
•
Business-to-business ("B2B")
•
Small businesses ("SB")

Our B2C audience includes branded manufacturers, multi-brand online retailers, and store-based retailers. We serve this category of business with a platform offering enterprise-grade functionality, openness, and performance capabilities, allowing B2Cs the flexibility to modernize and customize at a lower total cost of ownership (“TCO”) than competitors. Our powerful storefront speed, open partner ecosystem, multi-brand/international capabilities, and robust security make BigCommerce an ideal fit for this group.

We cater to a range of B2B businesses, including manufacturers, distributors, wholesalers, professional services, and hybrid B2B/B2C sellers. We support this group with a platform offering anchored on improved operational efficiency and customer experience through digital transformation. With its advanced B2B functionality and flexibility, BigCommerce is equipped to serve complex B2B use cases, whether businesses are new to online selling, seeking to scale, or looking to expand into new markets and channels.

Small businesses using BigCommerce are growth-oriented B2C and B2B businesses typically ranging from $0.5 million to $5.0 million in total annual revenue. We serve the SB market by providing commerce capabilities that meet their changing needs and increasingly complex use cases as they grow and scale up-market.

We serve these lines of business with professional-grade commerce solutions, high-touch experiences and seamless integration, providing dependable, customizable, and scalable tools that drive growth and enable business agility. With a synergistic combination of flexible platform capabilities, powerfully connected data, and visually captivating customer experiences, our BigCommerce, Feedonomics, and Makeswift technologies work together to help businesses transform commerce operations, elevate customer experiences, and optimize revenue across all channels.

Our mission is to empower businesses to sell more everywhere with our portfolio of brands:

•
BigCommerce’s flexible, enterprise-grade SaaS ecommerce platform offers an open application programming interface ("API") architecture that allows users to integrate with their chosen tools for a best-of-breed technology stack, enabling them to transform operations and create differentiated online experiences.
•
Feedonomics syndicates product data feeds to hundreds of digital channels, including many of today’s foremost advertising and marketplace channels, such as Alphabet, Amazon, Meta, Walmart, Target and more. With real-time inventory and order syncing, Feedonomics technology enables businesses to harmonize, optimize, and connect product data across all channels, everywhere their customers shop.

•
Makeswift helps teams build and manage websites using a visual-first, composable stack. With its intuitive visual design tools, technical and non-technical users can quickly and easily craft more engaging digital experiences and go to market faster.

We view composable commerce as both inherent and integral to our portfolio of commerce products. Our commitment to composable commerce is reinforced by our open API architecture, enabling customers to leverage best-of-breed technologies and emerging innovations, such as AI, within a flexible, business-friendly framework.

We believe our sophisticated functionality and composable SaaS platform make ecommerce success at scale more economically and operationally achievable than the competition. We lower the financial and operating cost of ecommerce by providing world-class technology as a service, including product, hosting, security, bug fixing, and continuous innovation. We believe no other SaaS platform offers comparable enterprise functionality and flexibility at our price point—an advantage increasingly recognized by the most respected technology analysts.

Our platform-wide APIs have also resulted in BigCommerce becoming a MACH Alliance ecommerce platform vendor. MACH is a non-profit industry body advocating for open and best-of-breed enterprise technology ecosystems, setting industry standards for modern technology. The prerequisites for this standard include being: microservices-based, API-first, cloud-native SaaS, and headless, the practice of decoupling the front-end external-facing website from the back-end technology.

Catalyst, our modern storefront framework, simplifies composable commerce with its pre-integrated front-end and intuitive visual editor, Makeswift. Built with both marketers and developers in mind, Catalyst enables teams to quickly create and optimize storefronts with newfound freedom and speed while minimizing technical debt.

With Catalyst, BigCommerce customers can:

•
Launch a fully optimized storefront in just one click, streamline workflows, and go to market faster;
•
Build, preview, and publish pages without depending on developers;
•
Seamlessly integrate with BigCommerce’s APIs and composable ecosystem; and
•
Access BigCommerce’s core capabilities and industry-leading functionality.

Catalyst provides an exceptional experience out of the box, serving as a simplified starting point for BigCommerce customers, ecommerce developers, and agency partners to easily and quickly build online stores using a composable architecture. Catalyst accelerates development without sacrificing quality, with fully customizable storefront components and a streamlined GraphQL API client optimized for the latest version of Next.js and React Server Components.

Catalyst’s flexible, modern framework offers near limitless possibilities to build a best-in-class technology stack. BigCommerce customers can leverage pre-built integrations to save time, streamline connections with industry-leading vendors, and optimize strategies with new hosting, search, and content management solutions. Catalyst also allows for rapid innovation by enabling front-end changes without altering the back-end. Since launching Catalyst functionality in late 2024, our product team continues to optimize this technology with new offerings to broaden our total addressable market in 2025 and beyond.

Our vast partner ecosystem is also central to our business strategy. We believe we possess one of the deepest and broadest ecosystems of integrated technology solutions in the ecommerce industry. We strategically partner with, rather than compete against, the leading providers in adjacent categories, including payments, shipping, point of sale (“POS”), content management systems (“CMS”), customer relationship management (“CRM”), enterprise resource planning (“ERP”), and omnichannel. Our partner-centric strategy stands in contrast to our largest competitors, which operate complex software stacks that compete across categories. We focus our research and development investments in our core product with an emphasis on composability, empowering our customers to grow and scale on their terms.

We plan to continue to invest in our strategic offerings of B2B, B2C, and SB, as well as building new partnerships and continuing to develop our portfolio of professional-grade commerce solutions for forward-focused businesses.

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

Our customers

We serve customers across a range of sizes, geographies, and lines of business including B2C, B2B, and SBs. We categorize markets based on annual revenue, specifically: SB typically range from $0.5 million to $5.0 million and any business with annual revenue greater than $5.0 million are included within either of our B2B or B2C customer base. One individual customer represented more than 5 percent of our total revenue for the year ended December 31, 2024.

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

We maintain our headquarters in Austin, Texas. Approximately 70 percent of our employees are located in the United States, as of December 31, 2024. We were originally founded in Sydney, Australia. EMEA has experienced revenue growth of 10 percent and 25 percent for the years ended December 31, 2024 and 2023, respectively. Our APAC presence has experienced a 7 percent revenue growth for the years ended December 31, 2024 and 2023. Our platform continues to enable customers to self-serve globally, including in regions in which we may lack a local business presence, such as parts of Latin America, Africa, and the Middle East. We have a local presence in a number of key markets, including the Netherlands, France, Italy, Germany, Spain and Mexico, the Nordic region, Austria, and Switzerland.

Competition

Our industry is highly competitive and we compete on the principal competitive factors in our market. We believe our principal competitive factors in our market are: vision for commerce and product strategy, simplicity and ease of use for merchants and their buyers, integration of multiple sales channels, cost-effective solutions, breadth and depth of functionality, pace of innovation, ability to leverage emerging technologies, including AI, ability to scale, security and reliability, and brand recognition and reputation.

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

Employees and human capital resources

As of December 31, 2024, we had 1,161 full-time employees, including 351 in cost of sales, 331 in research and development, 291 in sales and marketing and 188 in general and administrative. Of these employees, 785 are in the United States and 376 are in our international locations. We consider our culture and employees to be vital to our success. We have invested substantial time and resources in building our team and culture across all our offices. We are highly dependent on our management, highly-skilled software engineers, and sales personnel, and it is crucial that we continue to attract and retain valuable employees. To facilitate attraction and retention, we strive to make BigCommerce a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.

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

Facilities

Our worldwide corporate headquarters is located in Austin, Texas. In September 2024, the Company executed the early lease termination clause for our corporate headquarters in Austin, Texas which will end our lease in October 2025. In January 2025, we executed a sublease agreement in Austin, Texas that will be our corporate headquarters. We also have office locations across the United States and globally, including San Francisco, California; Atlanta, Georgia; and Sydney, Australia. We believe our current facilities are suitable for the composition of our staff, and additional space is available as needed to accommodate any such expansion of our operations.

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
•
Failure to effectively develop and expand our marketing and sales capabilities, including any failure to integrate significant new hires into our sales and marketing teams, could harm our ability to increase our customer base and achieve broader market acceptance of our platform;
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
•
In 2023 we identified a material weakness in our internal controls over financial reporting related to information technology general controls. If our remedial measures are insufficient to address the material weakness or one or more additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our ability to report financial information timely and accurately could be adversely affected;
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

•
Our failure to generate sufficient cash flow from our business to service the interest rate of our 2028 Convertible Notes would adversely affect our business, financial condition and results of operations;
•
The terms of the indenture (the “2028 Convertible Notes Indenture”) that govern the 2028 Convertible Notes impose restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long-term interests;
•
We have undertaken, and may in the future undertake, restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition; and
•
Losing key members of our management or operations teams could hinder our ability to attract and retain the necessary talent for continued operations and growth.

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

We have not yet achieved profitability. We incurred net losses of $27.0 million, $64.7 million and $139.9 million for the years ended December 31, 2024, 2023, and 2022 respectively. As of December 31, 2024, we had an accumulated deficit of $621.7 million. We may not be able to sustain or increase our growth or achieve profitability in the future. Our decision to prioritize profitability on our planned timeline may not prove successful and may not yield desired outcomes. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

We are increasingly focusing our sales and marketing efforts on enterprise accounts. Our business would be harmed if we fail to implement this strategy successfully.

As our efforts increasingly focus on enterprise accounts, we may face greater sales, marketing, development and support costs, longer sales cycles and more unpredictability in attracting or retaining enterprise accounts.

Our success in this enterprise focus will depend on our ability to effectively transition some existing SB sales and marketing personnel and resources to enterprise. This transition may not be successful. Our expanded enterprise sales and marketing efforts may not succeed in identifying a sufficient volume of quality enterprise opportunities, or may not do so cost effectively. We may not be able to develop the enhanced or specialized features required by current or prospective enterprise accounts in a timely or cost-efficient manner.

A core component of our enterprise strategy is to sell complementary and increasingly sophisticated services to enterprises. These cross-selling and up-selling efforts may not be successful or materialize at the rates that we forecast. Additionally, we may experience longer sales cycles as our mix is increasingly composed of enterprise accounts.

Our increased focus on enterprise accounts may cause near-term variability in our operating results as we attempt to expand our enterprise sales pipeline. We may see a decrease in bookings with SB merchants as our sales and marketing efforts are increasingly directed toward enterprise opportunities. We expect a relatively small number of new enterprise accounts to constitute a more material portion of our total bookings in any given period. As a result, even if our increased shift toward enterprise accounts is successful, we may experience less stable or less predictable bookings between periods. This may make it challenging for us to accurately forecast our results.

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

Failure to effectively develop and expand our marketing and sales capabilities, including any failure to integrate significant new hires in our sales and marketing teams, could harm our ability to increase our customer base and achieve broader market acceptance of our platform. If we are not able to generate traffic to our website through digital marketing our ability to attract new customers may be impaired.

Our ability to achieve revenue growth and market share is contingent upon the successful execution of our revised marketing, sales, and product adoption strategies. These strategies, which include targeted offerings for B2C, B2B, and SB segments, rapid feature rollouts, and cross-selling integrated solutions, are subject to various risks. Ineffective or insufficient marketing and sales efforts, both online and offline, could fail to attract new customers, build brand awareness, and increase product adoption across all targeted segments. Similarly, we have hired new personnel to manage and implement our revised sales and marketing strategies. Failure to integrate these new personnel or any delay to our expected timeline for realizing the benefits of these changes could limit the success of our revised marketing, sales and product strategies, and ultimately our business. Our business and operating results will be harmed if our sales and marketing efforts do not generate a corresponding increase in revenue.

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

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Google Cloud Platform in the United States. We are in the process of expanding our infrastructure capabilities into overseas data centers of Google Cloud Platform. We serve ancillary functions for our customers from third-party data center hosting facilities operated by Amazon Web Services. Our platform is deployed to multiple data centers within these geographies, with additional geographies available for disaster recovery. Our operations depend, in part, on our third-party providers’ protection of these facilities from natural disasters, power or telecommunications failures, criminal acts, or similar events. If any third-party facility’s arrangement is terminated, or its service lapses, we could experience interruptions in our platform, latency, as well as delays and additional expenses in arranging new facilities and services.

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

In 2023 we identified a material weakness in our internal controls over financial reporting related to information technology general controls (“ITGCs”). If our remedial measures are insufficient to address the material weakness or one or more additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our ability to report financial information timely and accurately could be adversely affected. Any such occurrence could harm our business and cause investors to lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may decline.

Internal controls related to our information technology systems are critical to maintaining adequate internal controls over financial reporting that provide reasonable assurance with respect to our financial reports. As disclosed in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, in the process of assessing our internal controls over financial reporting, management identified deficiencies in internal controls related to ITGCs that resulted in a material weakness. Specifically, management determined that we did not maintain effective controls over (i) user access to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate personnel; and (ii) and program change management for financial applications to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that our internal control over ITGCs was not effective as of December 31, 2024. As described in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, we are implementing additional controls intended to remediate the material weakness.

There can be no assurance that our continued remediation efforts will be successful. If we are unable to remediate the material weakness timely and sufficiently or are otherwise unable to maintain effective internal controls over financial reporting, our ability to report financial information timely and accurately could be adversely affected, we may fail to meet our reporting requirements, and investors may lose confidence in the accuracy and completeness of our financial reports. As a result, our business may be harmed, and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the SEC.

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

Our sales cycle with our customers can be long and unpredictable, and our sales efforts require considerable time and expense.

The timing of our sales with our customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. Customers, particularly those in highly regulated industries and those requiring customized applications, may have a lengthy sales cycle for the evaluation and implementation of our platform. This may cause a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue. We are often required to spend significant time and resources to better educate our potential customers and familiarize them with the platform. The length of our sales cycle for these customers, from initial evaluation to contract execution, is generally three to six months but can vary substantially. On occasion, some customers will negotiate their contracts to include a trial period, delayed payment or a number of months on a promotional basis.

Much of our revenue is generated from the recognition of deferred revenue from contracts entered into during previous periods. Customers often view a subscription to our ecommerce platform and services as a strategic decision with significant investment. As a result, customers frequently require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

•
the effectiveness of our sales force as we hire and train our new salespeople to sell to customers;
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

Our customers rely on our personnel for support related to our subscription and customer solutions. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new software to existing and new customers could suffer and our reputation with existing or potential customers could be harmed.

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

As of December 31, 2024, we had net operating loss (“NOL”) carryforwards for federal and state tax purposes, that are available to reduce future taxable income. If not utilized, the federal and state NOL (net operating loss) carryforwards will begin to expire in 2036. The federal and state tax credits will begin to expire in 2034. The amount of federal NOLs that do not expire and carryforward indefinitely that we are permitted to deduct in any future taxable year is limited to 80 percent of federal taxable income in the year utilized, where taxable income is determined without regard to the NOL deduction itself.

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

Laws and regulations governing data privacy are constantly evolving. Many of these laws and regulations, including the European Union’s General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation (“UK GDPR”) and United States state privacy laws, including the California Consumer Privacy Act (the “CCPA”), contain detailed requirements regarding providing certain disclosures about the collection, use, and disclosure of their personal information; receiving and responding to requests from residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; restricting the use and storage of such information; governing the need for consumer consent for certain types of processing; and entering into specific contractual provisions with service providers that process residents’ personal information on the business’s behalf. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. For example, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous states and will likely soon be enforceable in additional states. These laws and regulations could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), to control our costs by using certain vendors or service providers, and to offer certain services in certain jurisdictions. Such laws and regulations could also restrict our customers’ ability to run their businesses; for example, by limiting their ability to effectively market to interested shoppers. This could reduce our revenue and the general demand for our services.

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

In addition, our business operations are or may become subject to EU regulations governing digital services and use of artificial intelligence. For example, the EU Digital Services Act (the “DSA”) came into force in November 2022, with the majority of substantive provisions starting to take effect in February 2024. Amongst other things, the DSA requires hosting providers to designate a legal representative in the EU, set out any restrictions they impose on the use of their services in their terms and conditions and implement a mechanism which allows third parties to notify the presence of allegedly online content. The DSA may increase our compliance costs, require changes to our processes, operations, and business practices and may otherwise adversely affect our business, operations and financial condition. Failure to comply with the DSA can result in fines of up to 6 percent of the total annual worldwide turnover and recipients of services have the right to seek compensation from providers in respect of damage or loss suffered due to providers’ infringement of the DSA.

Furthermore, there has been significant scrutiny on the use of personal data in artificial intelligence and modeling globally. In April 2023 a joint statement was issued by US federal regulators indicating their intent to enforce the law as it related to AI. Additionally, in October 2023 the Biden Administration released an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which provided agencies direction on implementation of rule making with regard to AI within their agencies. In Europe the EU Artificial Intelligence Act (“EU AI Act”), establishes a comprehensive, risk-based governance framework for AI developed, used or provided in the EU market. The EU AI Act is expected to enter into force in 2024, with the majority of substantive requirements applying two years later. Once fully applicable, it will have a material impact on the way AI is regulated in the EU. Significant legal development globally in the area of AI and data modeling may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the case of the two most recent fiscal years, approximately 24 percent of our revenue has been generated from customers outside the United States. We currently have locations in the United States, Australia, the United Kingdom, and Ukraine. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful.

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

We price our subscriptions based on a combination of transaction and order volume, and feature functionality. In 2023 we adjusted our pricing levels and expect that we may need to change our pricing again in the future. As new or existing competitors introduce products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. While we believe that recent pricing changes will prove competitive, in the future, customers may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results, and financial condition.

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

We provide our ecommerce platform to customers in highly regulated industries such as pharmaceuticals, insurance, healthcare, financial services, firearms, CBD and life sciences. We may have customers in other highly-regulated industries in the future. Providing our ecommerce platform to such entities subjects us to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Customers in highly-regulated industries may demand shorter subscription periods or other contract terms that differ from our standard arrangements, including terms that can lead those customers to obtain broader rights in our offerings than would be standard. Such entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners due to a default or for other reasons. Any such termination may adversely affect our reputation, business, results of operations and financial condition. Additionally, due to the heightened regulatory environment in which they operate, potential customers in these industries may encounter additional difficulties when trying to move away from legacy ecommerce platforms to an open SaaS platform like the one we provide.

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

We have $150 million of our 7.5 percent convertible notes due 2028 ("2028 Convertible Notes") outstanding and $63.1 million of our 0.25 percent convertible notes due 2026 outstanding ("2026 Convertible Notes" and together with the 2028 Convertible Notes, the "Convertible Notes"). Our ability to service our obligations under the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets or obtaining debt financing or equity capital on terms that may be onerous or highly dilutive. Furthermore, our existing indebtedness may limit our ability to incur additional indebtedness on favorable terms or at all.

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

As of December 31, 2024, we had approximately 78.6 million shares of Series 1 common stock and no shares of Series 2 common stock outstanding. Series 1 common stock is referred to as common stock throughout, unless otherwise noted. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

Holders of our common stock may be subject to further dilution upon issuance of the shares reserved under our 2020 Plan and Employee Stock Purchase Plan.

In addition, the Convertible Notes may be converted into shares of our common stock at certain times and in certain circumstances. The potential future issuances of such shares could result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.

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

We may continue to experience growth and organizational change, even as we transition to prioritizing reaccelerating revenue growth profitably, which may continue to place significant demands on our management and our operational and financial resources. We anticipate that we will continue to experience growth in the sophistication and complexity of customer expectations, the quantity of transactions we process, and the amount of data that our hosting infrastructure supports. Our success will depend in part on our ability to manage this growth effectively. We will require valuable management resources to grow without undermining our culture of innovation, teamwork, and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves our corporate culture, it could negatively affect our reputation and ability to retain and attract customers and employees.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer. From time to time, there may be changes in our management team resulting from the hiring, departure or realignment of executives. For example, in connection with our 2024 Restructuring, we made certain changes to our senior leadership team, including our CEO, Chief Marketing Officer, and Chief Sales Officer. Such changes may be disruptive to our business. Certain of these executives were with the Company for many years and during their time developed institutional knowledge and relationships. The departure of these or other senior executives could lead to a loss of leadership continuity, key relationships, and in-depth understanding of our business, operations, and industry.

Effective succession planning for management is important to our long-term success. While we have a succession plan in place, our new senior executives, even with significant experience, may not possess the same level of institutional knowledge and partner relationships, potentially impacting our decision-making, strategic direction, and overall business performance during the transition period.

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

From time to time, we may need to streamline our organization and adjust the size and structure of our workforce to ensure we achieve our priorities and objectives. In November 2023 and 2024, we implemented reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could, in turn, adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Any of these impacts could also adversely affect our reputation as an employer, make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the restructuring.

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

We have historically operated a strategic development center in Ukraine where we employed engineering personnel. We have also invested significant resources in Ukraine over the last several years. As a result, warfare, political turmoil or terrorist attacks in Ukraine could negatively affect our Ukrainian operations and our business.

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

The Tax Cuts and Jobs Act (“TCJA”) was enacted in December 2017 and significantly reformed the Code. The TCJA, among other things: includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future NOL carryforwards as described above, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a partially territorial system. Although substantial guidance under the TCJA has been provided by the tax authorities, additional future guidance may be published and could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. Furthermore, the recently enacted Inflation Reduction Act introduced, among other changes, a 15 percent corporate minimum tax on certain United States corporations and a one percent excise tax on certain stock redemptions by United States corporations. The impact of this tax legislation on holders of our common stock is uncertain and could be adverse. The U.S. government may enact further significant changes to the taxation of business entities, which may materially affect our effective tax rates, cash flows or results of our operations.

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

U.S. GAAP and related pronouncements, implementation guidelines, and interpretations apply to a wide range of matters that are relevant to our business, including revenue recognition, stock-based compensation, and deferred commissions. These matters are complex and involve subjective assumptions, estimates, and judgments by our management. Changes in U.S. GAAP, these accounting pronouncements or their interpretation or changes in underlying assumptions, estimates, or judgments by our management, the Financial Accounting Standards Board (“FASB”), the SEC, and others could significantly change our reported or expected financial performance, which could impact the market price for our common stock.

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

In accordance with ASU 2020-06, the Convertible Notes we issued are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the notes, net of issuance costs and premiums. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Notes. The premium related to the fair value adjustment of the 2028 Convertible Notes will be amortized over the term of the 2028 Convertible Note as a reduction to interest expense. As a result of this amortization, the interest expense that we recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported income.

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

Our failure to generate sufficient cash flow from our business to service the interest rate of our 2028 Convertible Notes would adversely affect our business, financial condition and results of operations.

The interest rate on the $150.0 million aggregate principal amount of the 2028 Convertible Notes outstanding as of

December 31, 2024, is 7.50 percent, payable semi-annually. Our ability to pay interest and required principal payments on our indebtedness depends upon cash flows generated by our operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make these payments and reduce the level of our indebtedness over time.

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

We design and assess our program based on a combination of the International Organization for Standardization (ISO) 27001, Center for Internet Security (CIS) 18, and the National Institute of Standards and Technology Cybersecurity Framework (NIST). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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
•
cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•
an annual tabletop exercise conducted by a third party to simulate a cyber emergency and practice our response to such a scenario;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for relevant service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, could materially affect us, including our operations, business strategy, results of operations, or financial condition. See Risk Factors – “We store and process confidential information, including personal information of our customers and their shoppers. If we or our third-party providers fail to protect the security of this information and/or experience a data security incident, our reputation may be harmed and we may be exposed to material financial penalties and legal liability, which could materially adversely affect our business, results of operations, and financial condition.”

Cybersecurity Governance

Our Board of Directors and Audit Committee jointly oversee management’s implementation of our security organization, which is charged with assessing and taking steps to mitigate the data privacy and cybersecurity risks that we face as a software-as-a-service platform.

The Board and Audit Committee receive regular reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also regularly receives briefings from management on our cyber risk management program. Board and Audit Committee members receive presentations on cybersecurity topics from our Chief Technology Officer and others within the Chief Technology Officer’s team, as well as other internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

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

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.

Our worldwide corporate headquarters is located in Austin, Texas. In September 2024, the Company executed the early lease termination clause (the "Lease Termination") for our corporate headquarters in Austin, Texas which will end our lease in October 2025. In January 2025, we executed a sublease agreement in Austin, Texas for approximately 65,000 square feet of office space that will be our corporate headquarters. We also have office locations across the United States and globally, including San Francisco, California; Atlanta, Georgia; and Sydney, Australia. We believe our current facilities are suitable for the composition of our staff, and additional space is available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us. The Company is not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “BIGC” since August 5, 2020. Prior to that date, there was no public trading market for our common stock. As of December 31, 2024, we had 154 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street names by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Sales of Unregistered Securities

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the year ended December 31, 2024.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 5, 2020 (our first day of trading) and December 31, 2024, with the cumulative total return of (i) the S&P 500 Index, (ii) the NASDAQ Computer Index and (iii) the Russell 2000 Index. In fiscal year 2023, we included the Russell 2000 Index in our performance graph as this metric will be included in the calculation of performance based equity awards starting in fiscal 2024. This graph assumes the investment of $100 on August 5, 2020, our first day of trading, in our common stock at the closing price of $72.27 per share, the S&P 500 Index, the NASDAQ Computer Index, and the Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Issuer Purchases of Equity Securities

There were no share repurchases of our common stock for the three months ended December 31, 2024 .

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

Overview

BigCommerce is leading a new era of ecommerce. We provide professional-grade commerce solutions that give businesses the power and agility to build for today with an eye toward tomorrow. Our team of brands—BigCommerce, Feedonomics, and Makeswift—work together to empower our customers with flexible commerce capabilities, powerfully connected data, and engaging digital experiences designed to optimize growth. As of December 31, 2024, we served 5,884 accounts with at least one unique enterprise plan subscription or an enterprise-level feed management subscription (collectively “enterprise accounts”). These accounts may have more than one Enterprise plan or a combination of Enterprise plans and Non-Enterprise plans.

We provide our customers with the flexibility to combine the right tools for the right job with a seamless front-and back-end experience. Our industry-leading team of experts, partnering with our customers to provide the speed and agility needed to grow on their own terms.

We strive to provide the world’s best software-as-a-service (“SaaS”) ecommerce platform for forward-thinking brands and retailers at all stages of ecommerce growth. Our platform serves customers across a wide variety of sizes, industries, and product categories seeking to differentiate themselves in-market with more tailored commerce experiences.

We believe our sophisticated functionality and composable SaaS platform make ecommerce success at scale more economically and operationally achievable than the competition. We lower the financial and operating cost of ecommerce by providing world-class technology as a service, including product, hosting, security, bug fixing, and continuous innovation. We believe no other SaaS platform offers comparable enterprise functionality and flexibility at our price point—an advantage increasingly recognized by the world’s most respected technology analysts.

Our partner ecosystem is also central to our business strategy. We believe we possess one of the deepest and broadest ecosystems of integrated technology solutions in the ecommerce industry. We strategically partner with, rather than compete against, the leading providers in adjacent categories, including payments, shipping, point of sale, content management systems, customer relationship management, enterprise resource planning, and omnichannel. Our partner-centric strategy stands in contrast to our largest competitors, which operate complex software stacks that compete across categories. We focus our research and development investments in our core product with an emphasis on composability, empowering our customers to grow and scale on their terms.

We plan to continue to invest in our strategic offerings of B2B, B2C, and SB, as well as building new partnerships and continuing to develop our portfolio of professional-grade commerce solutions for forward-focused businesses. We will also invest in and grow our business by acquiring additional customers to our platform, growing our revenue with existing customers, and expanding our presence in new markets while maintaining a focus on profitability.

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

We serve customers that represent an array of B2C and B2B retail sectors, including fashion and apparel, home and garden, sports and outdoors, food and beverage, jewelry, health and beauty, automotive, industrial, manufacturing, and more. Our customers sell across channels from online and offline stores to social media platforms to digital marketplaces and countless combinations, connecting with consumers around the world.

Our B2C audience includes branded manufacturers, multi-brand online retailers, and store-based retailers. We serve this category of business with a platform offering enterprise-grade functionality, openness, and performance capabilities, allowing B2Cs the flexibility to modernize and customize at a lower total cost of ownership than competitors. Our powerful storefront speed, open partner ecosystem, multi-brand/international capabilities, and robust security make BigCommerce an ideal fit for this group.

We cater to a range of B2B businesses, including manufacturers, distributors, wholesalers, professional services, and hybrid B2B/B2C sellers. We support this group with a platform offering anchored on improved operational efficiency and customer experience through digital transformation. With its advanced B2B functionality and flexibility, BigCommerce is uniquely equipped to serve complex B2B use cases, whether businesses are new to online selling, seeking to scale, or looking to expand into new markets and channels.

Small businesses using BigCommerce are growth-oriented B2C and B2B businesses typically ranging from $0.5 million to $5 million in total annual revenue. We serve the SB market by providing commerce capabilities that meet their changing needs and increasingly complex use cases as they grow and scale up-market.

We serve these lines of business with professional-grade commerce solutions, high-touch experiences and seamless integration, providing dependable, customizable, and scalable tools that drive growth and enable business agility. With a synergistic combination of flexible platform capabilities, powerfully connected data, and visually captivating customer experiences, our BigCommerce, Feedonomics, and Makeswift technologies work together to help businesses transform commerce operations, elevate customer experiences, and optimize revenue across all channels.

Retention and growth of our existing customers

We believe our long-term revenue growth is correlated with the growth of our existing customers’ commerce businesses. We continue to invest in product functionality to maximize customer success and retention. Our revenue grows with that of our customers. As they generate more online sales, we generate more subscription revenue through automated sales-based upgrades on our Non-Enterprise plans and order adjustments on our Enterprise plans. Typical Enterprise contracts have terms ranging from 12 to 36 months and do not include the ability to terminate for convenience.

As our customers’ online sales increase, our partner and services revenue generated by revenue-sharing agreements with our strategic technology partners increases as well. Our ability to retain and grow our customers’ commerce businesses often depends on the continued expansion of our platform and the capabilities of our strategic technology partners to provide revenue generating services to our customers. We continually evaluate prospective and existing partners’ abilities to enhance the capabilities of our customers’ commerce businesses. We add new partners and expand existing partner relationships to enhance the utility of our platform, while creating new opportunities to expand our revenue share in partner and services revenue. As we continue to grow as a platform, we believe our ability to realize more favorable and expansive revenue share agreements will grow as well.

We also grow by selling additional stores to existing customers. Our larger customers will often first use our platform to build a single online store that serves a single brand within their portfolio. These customers can then expand their usage of our platform by launching additional stores to serve additional brands, geographies, or use cases (e.g., B2B in addition to B2C).

Additionally, we have seen meaningful growth in the lifetime value of our Feedonomics customers, driven by both higher engagement and the increase in the number and variety of stock keeping units ("SKU"s) available to them.

The expansion of our Feedonomics SKU offerings has played a crucial role in both retaining existing customers and enabling their growth within our ecosystem. By continuously adding new features, tools, and integrations across our product suite, we have been able to meet the evolving needs of our customers, making it easier for them to expand their use of our platform and adopt additional solutions.

As a result, we have experienced a marked increase in customer retention rates. Our ability to offer more tailored solutions through a broader range of SKUs has allowed us to build stronger, more personalized relationships with customers, which in turn has contributed to reduced churn. In particular, customers who have adopted multiple SKUs or upgraded to higher-tier plans have shown increased satisfaction and longer subscription periods.

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

Successful international expansion

Our current operations are international in scope and we plan to increase the international portion of our business. We believe our platform's adaptability positions us to capture a larger share of the international market. We enhance our ability to compete in new geographies by ensuring our platform is accessible and user-friendly, through localization efforts such as control panel translations and integration with local payment processors.

Evolution of our technology partner ecosystem

Our partner ecosystem is also central to our business strategy. We believe we possess one of the deepest and broadest ecosystems of integrated technology solutions in the ecommerce industry. We strategically partner with, rather than compete against, the leading providers in adjacent categories, including payments, shipping, point of sale, content management systems, customer relationship management, enterprise resource planning, and omnichannel. Our partner-centric strategy stands in contrast to our largest competitors, which operate complex software stacks that compete across categories. We focus our research and development investments in our core product with an emphasis on composability, empowering our customers to grow and scale on their terms.

Business metrics

We review the following business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our business metrics may not correspond with increases or decreases in our revenue. As an example, some of our business metrics include annual revenue run-rate (“ARR”), subscription annual revenue run-rate (“Subscription ARR”), average revenue per account, and others are calculated as of the end of the last month of the reporting period.

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

Average revenue per account

We calculate average revenue per account (“ARPA”) at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of December 31, 2024, includes all subscription solutions and professional services billed between January 1, 2024, and December 31, 2024. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

Enterprise Account metrics

To measure the effectiveness of our ability to execute against our growth strategy, we calculate ARR attributable to Enterprise Accounts. We define Enterprise Accounts as accounts with at least one unique Enterprise plan subscription or an enterprise level feed management subscription (collectively “Enterprise Accounts”). These accounts may have more than one Enterprise plan or a combination of Enterprise plans and non-enterprise plans.

The chart below illustrates certain of our key business metrics as of the periods ended.

	Year ended December 31,
	2024	2023	2022
Total ARR (in thousands)	$349,599	$336,541	$311,670
Subscription ARR (in thousands)	$264,541	$256,412	$238,395
Enterprise account metrics:
Number of enterprise accounts	5,884	5,994	5,786
ARR attributable to enterprise accounts (in thousands)	$261,590	$245,100	$223,964
ARR attributable to enterprise accounts as a percentage of Total ARR	75%	73%	72%
ARPA	$44,458	$40,891	$38,708

Net revenue retention

We use net revenue retention (“NRR”) to evaluate our ability to maintain and expand our revenue with our account base of enterprise customers exceeding the annual contract value ("ACV") threshold over time. The total billings and allocated partner revenue, where applicable, for the measured period are divided by the total billings and allocated partner revenue for such accounts, corresponding to the period one year prior. An NRR greater than 100 percent implies positive net revenue retention. This methodology includes stores added to or subtracted from an account’s subscription during the previous twelve months. It also includes changes to subscription and partner and services revenue billings, and revenue reductions from stores or accounts that leave the platform during the previous one-year period. Net new accounts added after the previous one-year period are excluded from our NRR calculations. NRR for enterprise accounts was 99 percent and 100 percent for the years ended December 31, 2024 and 2023, respectively. We update our reported NRR at the end of each fiscal year and do not report quarterly changes in NRR.

Components of results of operations

Revenue

We generate revenue from two sources: (1) subscription solutions revenue and (2) partner and services revenue.

Subscription solutions revenue consists primarily of platform subscription fees from plans and recurring professional services. Subscription solutions are typically charged annually for our customers to sell their products and process transactions on our platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Our Enterprise plan contracts are generally for a fixed term of 12 to 36 months and are non-cancelable. Our pricing strategy provides enterprise merchants a discount for a period of time from their contractual obligations. Merchants have full access to the functionality of our platform upon contract execution, and revenue is recognized ratably over the contract life. Our retail plans are generally month-to-month contracts. Monthly subscription fees for Enterprise plans are adjusted if a customer’s GMV or orders processed are outside of specified plan thresholds on a trailing twelve-month basis. Fixed monthly fees and any transaction charges related to subscription solutions are recognized as revenue in the month they are earned.

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

Cost of revenue

Cost of revenue consists primarily of: (1) personnel-related costs (including stock-based compensation expense and associated payroll costs) for our customer success teams, (2) costs that are directly related to hosting and maintaining our platform, (3) fees for processing customer payments such as credit card processing charges, (4) personnel and other costs related to feed management, and (5) allocated costs, such as, amortization of purchased intangibles, depreciation, technology and facility costs.

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

Restructuring charges

Restructuring charges consist primarily of severance benefits, right-of-use asset impairments, lease termination gain, software impairments, accelerated depreciation and amortization, and professional services costs.

Amortization of intangible assets

Amortization of intangible assets consist of amortization of developed technology and acquired intangible assets which were recognized as a result of business combinations. These assets are being amortized over their expected useful life.

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

Interest expense

Interest expense consists primarily of the interest expense from the amortization of the debt issuance costs and coupon interest attributable to our 2028 and 2026 Convertible Notes with offsetting amortization of the debt premium related to the 2028 Convertible Notes.

Other expenses

Other expense primarily consists of foreign currency translation adjustments.

Provision for income taxes

Our provision for income taxes consists primarily of current state and foreign jurisdictions in which we conduct business, deferred income taxes associated with amortization of tax deductible goodwill. For U.S. federal income tax purposes and in certain foreign and state jurisdictions, we have NOL carryforwards. The foreign jurisdictions in which we operate have different statutory tax rates than those of the United States. Additionally, certain of our foreign earnings may also be currently taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, applicability of any valuation allowances, and changes in tax laws in jurisdictions in which we operate.

Results of operations

The following table summarizes our historical consolidated statement of operations data. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Revenue	$332,927	$309,394	$279,075
Cost of revenue (1)(2)	77,589	74,202	69,980
Gross profit	255,338	235,192	209,095
Operating expenses: (1)(2)
Sales and marketing	129,602	140,230	141,342
Research and development	80,879	83,460	88,253
General and administrative	61,794	58,838	69,441
Amortization of intangible assets	9,736	8,422	8,078
Acquisition related costs	1,334	10,252	35,216
Restructuring charges	13,677	6,434	7,332
Total operating expenses	297,022	307,636	349,662
Loss from operations	(41,684)	(72,444)	(140,567)
Gain on convertible note extinguishment	12,110	0	0
Interest income	10,568	11,493	4,198
Interest expense	(6,051)	(2,884)	(2,828)
Other expenses	(958)	(836)	(227)
Loss before provision for income taxes	(26,015)	(64,671)	(139,424)
Provision for income taxes	(1,015)	0	(495)
Net loss	$(27,030)	$(64,671)	$(139,919)

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$3,533	$4,949	$4,226
Sales and marketing	9,252	13,474	13,551
Research and development	13,614	13,478	12,388
General and administrative	10,000	9,785	12,821
Total stock-based compensation expense and associated payroll tax costs	$36,399	$41,686	$42,986

(2) Amounts include depreciation as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$282	$550	$722
Sales and marketing	308	612	888
Research and development	1,257	897	404
General and administrative	2,228	2,000	1,330
Total depreciation expense	$4,075	$4,059	$3,344

Revenue by geographic region

The composition of our revenue by geographic region during the years ended December 31, 2024 and 2023 were as follows:

	Year ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Revenue
Americas – U.S.	$253,484	$236,502	$16,982	7.2%
Americas – other(1)	15,662	14,103	1,559	11.1
EMEA	38,031	34,661	3,370	9.7
APAC	25,750	24,128	1,622	6.7
Total Revenue	$332,927	$309,394	$23,533	7.6%

(1)Americas-other revenue includes revenue from North and South America, other than the U.S.

Comparison of years ended December 31, 2024 and 2023

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Year ended December 31,		Change
	2024	2023	Amount	Percent
	(dollars in thousands)
Revenue
Subscription solutions	$247,870	$229,265	$18,605	8.1%
Partner and services	85,057	80,129	4,928	6.2
Total revenue	$332,927	$309,394	$23,533	7.6%

Total revenue increased $23.5 million, or 7.6 percent, to $332.9 million for the year ended December 31, 2024 from $309.4 million for the year ended December 31, 2023, due to an increase in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $18.6 million, or 8.1 percent, to $247.9 million for the year ended December 31, 2024 from $229.3 million for the year ended December 31, 2023, primarily due to the increases in SB and enterprise customers along with increases from Feedonomics revenue. Partner and services revenue increased $4.9 million, or 6.2 percent, to $85.1 million for the year ended December 31, 2024 from $80.1 million for the year ended December 31, 2023, primarily as a result of increases in revenue- sharing activity offset by decreases in stand ready hosting and integration activity.

Cost of revenue, gross profit, and gross margin

The following table presents our cost of revenue, gross profit, and gross margin for each of the periods indicated:

	Year ended December 31,		Change
	2024	2023	Amount	Percent
	(dollars in thousands)
Cost of revenue	$77,589	$74,202	$3,387	4.6%
Gross profit	255,338	235,192	20,146	8.6
Gross margin percentage	76.7%	76.0%

Cost of revenue increased $3.4 million, or 4.6 percent, to $77.6 million for the year ended December 31, 2024 from $74.2 million for the year ended December 31, 2023, primarily as a result of higher hosting costs of $3.1 million. Gross margin increased to 76.7 percent during 2024 from 76.0 percent during 2023, due to increased efficiency in customer service staffing and spending and the 2024 Restructure.

We expect that cost of revenue will likely decrease in the near term as a percentage of revenue due to reductions in headcount related costs as a result of the 2024 and 2023 Restructures, leading to improved gross margins.

Operating expenses

The following tables present our operating expenses for each of the periods indicated:

	Year ended December 31,				Change
	2024	As a % of Total Revenue	2023	As a % of Total Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$129,602	38.9%	$140,230	45.3%	$(10,628)	(7.6)%
Research and development	80,879	24.3	83,460	27.0	(2,581)	(3.1)
General and administrative	61,794	18.6	58,838	19.0	2,956	5.0
Amortization of intangible assets	9,736	2.9	8,422	2.7	1,314	15.6
Acquisition related expenses	1,334	0.4	10,252	3.3	(8,918)	(87.0)
Restructuring charges	13,677	4.1	6,434	2.1	7,243	112.6
Total operating expenses	297,022	89.2%	$307,636	99.4%	$(10,614)	(3.5)%

Sales and marketing

Sales and marketing expenses decreased for the year ended December 31, 2024 primarily due to a decrease of $6.4 million in personnel-related costs, including stock-based compensation expense and associated payroll costs as part of the 2024 Restructure, and a decrease of $4.5 million in variable marketing spend due to efforts to reduce expenditures including the 2024 Restructure.

We expect that sales and marketing expenses will increase in absolute dollars and may slightly increase as a percentage of revenue near term as we reinvest in our go-to-market organization as part of the 2024 Restructure. We do not expect sales and marketing expenses to increase as much as our revenue growth in future periods.

Research and development

Research and development expenses decreased for the year ended December 31, 2024 from December 31, 2023, primarily due to a decrease in staffing costs of $1.0 million, including stock-based compensation and associated payroll costs, and a decrease of $1.4 million in professional services.

We expect that research and development expenses will likely decrease as a percentage of revenue in the near term primarily due to reductions in headcount related costs relating to the 2024 Restructure.

General and administrative

General and administrative expenses increased for the year ended December 31, 2024 from December 31, 2023. The increase was primarily due to a $2.2 million increase in bad debt expense, and a $1.0 million increase in professional services fees, including legal and accounting fees associated with growth in the business.

We expect that general and administrative expenses will likely decrease as a percentage of revenue in the near term due to reductions in headcount related costs relating to the 2024 Restructure.

Amortization of intangible assets

Amortization of intangible assets increased for the year ended December 31, 2024 from December 31, 2023. The increase was due to amortization of Makeswift intangible assets.

Acquisition related expenses

Acquisition related expense decreased for the year ended December 31, 2024 from December 31, 2023.The decrease was primarily attributable to the completion of the recognition period related to the Makeswift acquisition that occurred in fiscal 2023.

Restructuring charges

Restructuring charges increased for the year ended December 31, 2024 from December 31, 2023. The current year restructuring included severance and related charges for a reduction in workforce, consulting costs associated with changes in go-to-market approach, accelerated depreciation and charges for the write-down of capitalized software charges no longer expected to be put into use due to changes in go-to-market strategy, real-estate related charges due to planned headquarters move and change in real estate footprint, and charges associated with a strategic review while the prior year included only a reduction in workforce.

Other income

The following tables present our other income/(expenses) for each of the periods indicated:

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
	(dollars in thousands)
Gain on convertible note extinguishment	$12,110	0	12,110	100.0%
Interest income	10,568	11,493	(925)	(8.0)
Interest expense	(6,051)	(2,884)	(3,167)	109.8
Other expenses	(958)	(836)	(122)	14.6
Total Other income	$15,669	$7,773	$7,896	101.6%

Gain on convertible note extinguishment increased for the year ended December 31, 2024 from December 31, 2023. The increase consisted of a $10.4 million gain on the repurchase of 2026 Convertible Notes and $1.7 million gain on the exchange of 2028 Convertible Notes.

Interest income decreased for the year ended December 31, 2024 from December 31, 2023. This decrease was due to lower yields on our cash equivalents and marketable securities in 2024 primarily as a result of less cash, cash equivalents, and marketable securities during the period.

Interest expense increased for the year ended December 31, 2024 from December 31, 2023. This increase was the due to the exchange of 2026 Convertible Notes for 2028 Convertible Notes at a higher effective interest rate in the third quarter of 2024.

Other expenses increased for the year ended December 31, 2024 from December 31, 2023. This increase was due to the impact of foreign currency exchange rates.

Provision for income taxes

Our provision for income taxes increased approximately $1 million for the year ended December 31, 2024 from December 31, 2023. This increase was due to additional state and foreign tax expense.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$26,254	$(24,243)	$(89,357)
Net cash provided by (used in) investing activities	105,293	2,816	(116,526)
Net cash provided by (used in) financing activities	(114,036)	1,242	209
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,511	$(20,185)	$(205,674)

As of December 31, 2024, we had $179.6 million in cash, cash equivalents, restricted cash, and marketable securities, a decrease of $91.7 million compared to $271.3 million for the year ended December 31, 2023. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.5 million and $1.1 million at December 31, 2024 and December 31, 2023, respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $89.3 million and $198.4 million at December 31, 2024 and December 31, 2023, respectively, consists of investments in corporate and U.S. treasury securities. We maintain cash account balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Operating activities

Net cash provided by (used in) operating activities for the years ended December 31, 2024 and 2023 was $26.3 million and ($24.2) million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, amortization of intangible assets, convertible note premium and convertible note issuance costs amortization, stock-based compensation, bad debt expense, impairment losses and accelerated depreciation associated with restructuring, gains on settlement of lease liabilities, gain on extinguishment of convertible notes, and the effect of changes in working capital.

Investing activities

Net cash provided by investing activities during the year ended December 31, 2024 was $105.3 million. It consisted primarily of the sale and maturity of marketable securities of $205.2 million offset by the purchase of property, equipment, leasehold improvements and capitalized internal-use software of $3.7 million and the purchase of marketable securities of $96.1 million.

Net cash used in investing activities during the year ended December 31, 2023 was $2.8 million. It consisted primarily of the cash paid for the acquisition of $7.9 million, the purchases of marketable securities of $228.3 million and the purchases of property, equipment, leasehold improvements, and capitalized internal-use software of $4.2 million, offset by the maturity of marketable securities of $243.2 million.

Financing activities

Net cash provided by (used in) financing activities during the year ended December 31, 2024 was ($114.0) million primarily consisting of repayment of convertible notes and financing obligations of $109.1 million, payment of issuance costs of $3.2 million related to the Convertible Notes, and taxes paid related to net share settlement of stock options and restricted stock units of $2.4 million.

Net cash provided by financing activities during the year ended December 31, 2023 was $1.2 million primarily consisting of an increase in net debt of $0.7 million and issuance of shares of common stock pursuant to the exercise of stock options and restricted stock units of $0.5 million.

Fiscal Year Ended December 31, 2023 and 2022

For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Additionally, with our 2026 Convertible Notes restructuring, there was a reduction in liquidity. However, we believe as a result of the renegotiation and extension of the remaining obligation, we have decreased our overall debt leverage and better optimized our maturities. The restructuring of the convertible notes requires semi-annual interest payments and increases our contractual interest rate to 7.50 percent.

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

The 2028 Convertible Notes are our senior, initially unsecured obligations and will accrue interest at a rate of 7.50 percent per annum, payable semi-annually in arrears on April 1 and October 1 of each year. The 2028 Convertible Notes will mature on October 1, 2028, unless earlier converted, redeemed or repurchased. Before July 3, 2028, noteholders will have the right to convert their 2028 Convertible Notes only upon the occurrence of certain events. From and after July 3, 2028, noteholders may convert their 2028 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 62.5000 shares of common stock per $1,000 principal amount of 2028 Convertible Notes, which represents an initial conversion price of $16.00 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2028 Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

We may not redeem the 2028 Convertible Notes at its option at any time before October 7, 2026. The 2028 Convertible Notes will be redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the 2028 Convertible Notes Indenture)), at the Company’s option at any time, and from time to time, on or after October 7, 2026 and on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130 percent of the conversion price for a specified period of time and certain other conditions are satisfied. The redemption price will be equal to the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any 2028 Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2028 Convertible Note, in which case the conversion rate applicable to the conversion of that 2028 Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the Partial Redemption Limitation, we may not elect to redeem less than all of the outstanding 2028 Convertible Notes unless at least $100.0 million aggregate principal amount of 2028 Convertible Notes are outstanding and not subject to redemption as of the time the Company sends the related redemption notice.

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

In August 2024, in addition to the Exchange Agreement, we entered into separate, privately negotiated repurchase agreements with a limited number of holders of our outstanding 2026 Convertible Notes to repurchase (the "Repurchase Transactions") approximately $120.6 million aggregate principal amount of the 2026 Convertible Notes for aggregate cash consideration of approximately $108.7 million, including accrued but unpaid interest of approximately $0.2 million on such 2026 Convertible Notes. The Repurchase Transactions settled in August 2024.

Subsequent to December 31, 2024, we entered into separate, privately negotiated repurchase agreements with a limited number of holders of our outstanding 2026 Convertible Notes to repurchase approximately $59.1 million aggregate principal amount of the 2026 Convertible Notes for aggregate cash consideration of approximately $54.4 million, including accrued by unpaid interest of approximately $0.5 million on such 2026 Convertible Notes. This transaction resulted in a net gain on repurchases of debt of approximately $4.1 million, net of a $0.6 million write-off of unamortized debt issuance costs. Following the separate privately negotiated repurchases of approximately $59.1 million aggregate principal amount of the 2026 Convertible Notes, approximately $4.0 million principal amount of 2026 Convertible Notes remain outstanding.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024 or as of December 31, 2023.

Critical accounting policies and estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on the reported revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

We grant PSUs which provide for shares of common stock to be earned based on our total stockholder return compared to the Russell 2000 index, and referred to as market-based awards. We value these market-based awards on the grant date using the Monte Carlo simulation model. The determination of fair value is affected by our stock price and a number of assumptions including the expected volatility and the risk-free interest rate. We assume no dividend yield and recognizes stock-based compensation expense ratably from grant date over the performance period of the award. The market-based awards will cliff-vest at the end of the three-year period ranging from 0 percent to 200 percent of the target number of PSUs granted.

We also grant PSUs which provide for shares of common stock to be earned based on its attainment of our adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) and revenue relative to a target specified in the applicable agreement, and are referred to our performance-based awards. We value these awards at the closing market price on the date of grant. The vesting of our performance-based awards are conditioned upon the achievement of certain targets and will vest in three annual tranches in a percentage of the target number of shares between 0 percent to 200 percent. The Company recognizes stock-based compensation expense over the performance period, if it is probable that the performance condition will be achieved. Adjustments to stock-based compensation expense are made, as needed, each reporting period based on changes in our estimate of the number of units that are probable of vesting.

Restructuring charges

Costs to restructure certain internal operations are accounted for as one-time termination and exit costs. A liability for a cost associated with restructuring activities is recognized and measured at its estimated fair value in our consolidated balance sheet in the period the liability is incurred. All costs relating to restructurings are recorded as "Restructuring charges" in the consolidated statement of operations.

We recognize employee severance costs when payments are probable and amounts are estimable or when notification occurs, depending on whether the severance costs paid are part of the our general plan. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our consolidated results of operations and financial position in the period the revision is made. Costs related to contracts without future benefit or contract terminations are recognized at the earlier of the contract termination or the cease-use dates. Additionally, restructuring charges include considerations of various capital alternatives or changes in business activities which include expenses related to our change in go-to-market strategy, accelerated depreciation, software impairments, professional services, and other costs.

Recent accounting pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our included audited consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. An immediate increase or decrease in interest rates of 100 basis points at December 31, 2024 could result in a $1.3 million market value reduction or increase of the same amount.

In August 2024, we issued the 2028 Convertible Notes with an aggregate principal amount of $150.0 million, the full amount of which is outstanding as of December 31, 2024. The 2028 Convertible Notes have a fixed interest rate of 7.50 percent; we do not face variable interest rate risk with respect to the 2028 Convertible Notes. The fair value of the 2028 Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the year ended December 31, 2024 were transacted in U.S. dollars. As we expand our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, as we expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report. Based on this evaluation, management has concluded that our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15(d) under the Exchange Act) were not effective as of December 31, 2024 because of control deficiencies in our information technology general controls (“ITGC’s”), resulting in the material weakness described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Our management (under the supervision and with the participation of our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment and those criteria, management concluded that, as of December 31, 2024, our internal controls over financial reporting were not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, management identified a material weakness related to information technology general controls that support our financial reporting process. Specifically, management determined that we did not maintain effective controls over (i) user access to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to the appropriate personnel, and (ii) program change management for financial applications to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. As a result, our related IT dependent manual and application controls that rely upon the affected ITGC’s, or information coming from IT systems with affected ITGC’s were also deemed ineffective.

Notwithstanding the identified material weakness, management does not believe that the deficiencies had an adverse effect on our reported operating results or financial condition, and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition and results of operations for the periods presented.

The effectiveness of our internal control over financial reporting as of December 31, 2024. has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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
•
expanding management and governance over IT system controls; and
•
implementing additional controls specific to applications that manage the process of IT program changes and user access controls.

We are in the process of completing the remediation activities as of the date of this report and believe that upon completion, we will have strengthened our ITGCs to address and successfully remediate the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation activities as early as practicable in fiscal year 2025.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

Except for the material weakness discussed above, there have been no changes in our internal controls over financial reporting that occurred in the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated by reference.

Insider Trading Compliance Policy

The Company has adopted an Insider Trading Compliance Policy that governs the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-39423	3.1	August 7, 2020

3.2	Second Amended and Restated Bylaws of the Registrant, as currently in effect	8-K	001-39423	3.2	September 1, 2023

4.1	Indenture, dated September 14, 2021 between Registrant and U.S National Association	8-K	001-39423	4.1	September 15, 2021

4.2	Form of certificate representing the 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	September 15, 2021

4.3	Indenture, dated as of August 7, 2024, between BigCommerce Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39423	4.1	August 7, 2024

4.4	Form of certificate representing the 7.5% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	August 7, 2024

4.5**	Description of Registrant's Securities	10-K	001-39423	4.3	February 29, 2024

10.1	Form of Capped Call Confirmation	8-K	001-39423	10.1	September 15, 2021

10.2+	Form of Indemnification Agreement for Officers and Directors	S-1/A	333-239838	10.4	July 28, 2020

10.3+	BigCommerce Holdings, Inc. Amended and Restated 2013 Stock Plan (including forms of award agreements thereunder)	S-8	333-242387	4.3	August 7, 2020

10.4+	BigCommerce Holdings, Inc. 2020 Equity Incentive Plan (including forms of award agreements thereunder)	S-8	333-242387	4.4	August 7, 2020

10.5+	BigCommerce Holdings, Inc. 2020 Employee Stock Purchase Plan (including forms of award agreements thereunder)	S-8	333-242387	4.5	August 7, 2020

10.6+	Offer Letter dated May 29, 2015, by and between the Registrant and Brent Bellm	S-1	333-239838	10.12	July 13, 2020

10.7+	Amendment to Offer Letter dated February 12, 2019, by and between the Registrant and Brent Bellm	S-1	333-239838	10.13	July 13, 2020

10.8+	Offer Letter dated May 10, 2018, by and between the Registrant and Lisa Pearson	S-1	333-239838	10.14	July 13, 2020

10.9+	Offer Letter dated September 9, 2016, by and between the Registrant and Brian Dhatt	S-1	333-239838	10.15	July 13, 2020

10.10+	Amendment to Offer Letter dated February 2, 2017, by and between BigCommerce, Inc. and Brian Dhatt	S-1	333-239838	10.16	July 13, 2020

10.11+	Offer Letter dated October 7, 2015, by and between the Registrant and Russell Klein	10-Q	001-39423	10.4	May 4, 2022

10.12+	Promotion Letter dated December 26, 2017, executed by Russell Klein	10-Q	001-39423	10.5	May 4, 2022

10.13+	Amendment to Offer Letter dated March 2, 2019, by and between the Registrant and Russell Klein	10-Q	001-39423	10.6	May 4, 2022

10.14*	Office Lease, dated November 20, 2012, by and between New TPG-Four Points, L.P. and BigCommerce, Inc.	S-1	333-239838	10.17	July 13, 2020

10.15*	First Amendment to Lease, dated February 5, 2018, by and between G&I VII Four Points LP and BigCommerce, Inc.	S-1	333-239838	10.18	July 13, 2020

10.16*	Second Amendment to Lease, dated October 4, 2018, by and between G&I VII Four Points LP and BigCommerce, Inc.	S-1	333-239838	10.19	July 13, 2020

10.17#^	PayPal Commerce Platform Global Partner Agreement, dated January 1, 2020, by and among PayPal, Inc., PayPal Pte. Ltd, BigCommerce, Inc., BigCommerce Pty Ltd, BigCommerce UK Ltd, and BigCommerce Software Ireland Limited	S-1	333-239838	10.20	July 13, 2020

10.18+	Form of Severance Letter Agreement, dated August 9, 2022	8-K	001-39423	10.1	August 12, 2022

10.19+	Form of Equity Acceleration Letter, dated February 28, 2023	10-K	001-39423	10.25	March 1, 2023

10.20+	Promotion Letter dated June 12, 2023, executed by Daniel Lentz	10-K	001-39423	10.26	February 29, 2024

10.21+	Form of Performance Unit Agreement	8-K	001-39423	10.1	March 8, 2024

10.22+	Form of Notice of Grant of Performance Units (Adjusted EBITDA)	8-K	001-39423	10.2	March 8, 2024

10.23+	Form of Notice of Grant of Performance Units (Revenue)	8-K	001-39423	10.3	March 8, 2024

10.24+	Form of Notice of Grant of Performance Units (Total Stockholder Return)	8-K	001-39423	10.4	March 8, 204

10.25#	Exchange Agreement, dated as of July 31, 2024, between BigCommerce Holdings, Inc. and Lynrock Lake Master Fund LP.	8-K	001-39423	10.1	July 31, 2024

10.26+	Amended and Restated Offer Letter for Travis Hess, dated October 1, 2024.	8-K	001-39423	10.1	October 2, 2024

10.27+	Offer Letter for Ellen Siminoff, dated October 1, 2024.	8-K	001-39423	10.2	October 2, 2024

10.29*	Sublease dated January 3, 2025	8-K	001-39423	10.1	January 10, 2025

19.1**	Insider Trading Compliance Policy of the Registrant

21.1**	List of Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	BigCommerce Holdings, Inc. Policy For Recovery of Erroneously Awarded Compensation	10-K	001-39423	97.1	February 29, 2024

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in the Exhibit)

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

BIGCOMMERCE HOLDINGS, INC.

Date: February 27, 2025	By:	/s/ Travis Hess
Travis Hess
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Travis Hess	Chief Executive Officer	February 27, 2025
Travis Hess	(Principal Executive Officer)

/s/ Daniel Lentz	Chief Financial Officer	February 27, 2025
Daniel Lentz	(Principal Financial Officer)

/s/ Hubert Ban	Senior Vice President	February 27, 2025
Hubert Ban	(Principal Accounting Officer)

/s/ Ellen F. Siminoff	Executive Chair of the Board	February 27, 2025
Ellen F. Siminoff

/s/ Donald E. Clarke	Director	February 27, 2025
Donald E. Clarke

/s/ Sally Gilligan	Director	February 27, 2025
Sally Gilligan

/s/ Satish Malhotra	Director	February 27, 2025
Satish Malhotra

/s/ Jeff Richards	Director	February 27, 2025
Jeff Richards

/s/ Lawrence Bohn	Director	February 27, 2025
Lawrence Bohn

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BigCommerce Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BigCommerce Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an adverse opinion thereon.

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

As described in Note 2 to the consolidated financial statements, the Company’s arrangements with merchants may include discounted periods or tiered pricing, which results in the recognition of a contract asset. The Company constrains revenue as well as maintains an allowance for estimated credit losses to address collectability risk. Judgment exists in assessing the assumptions which are used in estimating constrained revenue and credit losses related to these arrangements, including estimating the likelihood that customers will fail to make payments for services (“customer delinquency rates”).

Auditing the Company’s recognition of revenue and estimated credit losses was complex because of the management judgments required in the estimation of constrained revenue and credit losses.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, testing the underlying data used in the calculations of customer delinquency rates, used by management to estimate constrained revenue and credit losses. Additionally, we selected a sample of customers to confirm the terms of the agreements and receivable balances. As a result of a material weakness related to information technology general controls, we increased the extent of our procedures to test the completeness and accuracy of the data used in the calculation of the estimated constrained revenue and credit losses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Austin, Texas

February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BigCommerce Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BigCommerce Holdings, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, BigCommerce Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to information technology general controls in the areas of user access and program change management for information systems and applications that are relevant to the preparation of the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated February 27, 2025, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas

February 27, 2025

BigCommerce Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,	December 31,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$88,877	$71,719
Restricted cash	1,479	1,126
Marketable securities	89,283	198,415
Accounts receivable, net	48,117	37,713
Prepaid expenses and other assets, net	14,641	24,733
Deferred commissions	8,822	8,280
Total current assets	251,219	341,986
Property and equipment, net	9,128	10,233
Operating lease, right-of-use-assets, net	1,993	4,405
Prepaid expenses and other assets, net of current portion	3,146	1,240
Deferred commissions, net of current portion	5,559	7,056
Intangible assets, net	17,317	27,052
Goodwill	51,927	52,086
Total assets	$340,289	$444,058
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,018	$7,982
Accrued liabilities	3,194	2,652
Deferred revenue	46,590	32,242
Operating lease liabilities	2,438	2,542
Other liabilities	28,766	25,332
Total current liabilities	88,006	70,750
Convertible notes	216,466	339,614
Operating lease liabilities, net of current portion	1,680	7,610
Other liabilities, net of current portion	768	551
Total liabilities	306,920	418,525
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000 shares authorized at December 31, 2024 and 2023, respectively; 78,573 and 76,410 shares issued and outstanding at December 31, 2024 and 2023, respectively.	7	7
Additional paid-in capital	654,905	620,021
Accumulated other comprehensive income	145	163
Accumulated deficit	(621,688)	(594,658)
Total stockholders’ equity	33,369	25,533
Total liabilities and stockholders' equity	$340,289	$444,058

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenue	$332,927	$309,394	$279,075
Cost of revenue (1)	77,589	74,202	69,980
Gross profit	255,338	235,192	209,095
Operating expenses: (1)
Sales and marketing	129,602	140,230	141,342
Research and development	80,879	83,460	88,253
General and administrative	61,794	58,838	69,441
Amortization of intangible assets	9,736	8,422	8,078
Acquisition related costs	1,334	10,252	35,216
Restructuring charges	13,677	6,434	7,332
Total operating expenses	297,022	307,636	349,662
Loss from operations	(41,684)	(72,444)	(140,567)
Gain on convertible note extinguishment	12,110	0	0
Interest income	10,568	11,493	4,198
Interest expense	(6,051)	(2,884)	(2,828)
Other expenses	(958)	(836)	(227)
Loss before provision for income taxes	(26,015)	(64,671)	(139,424)
Provision for income taxes	(1,015)	0	(495)
Net loss	$(27,030)	$(64,671)	$(139,919)
Basic net loss per share	$(0.35)	$(0.86)	$(1.91)
Shares used to compute basic net loss per share	77,600	75,143	73,226

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Year ended December 31,
	2024	2023	2022
Cost of revenue	$3,533	$4,949	$4,226
Sales and marketing	9,252	13,474	13,551
Research and development	13,614	13,478	12,388
General and administrative	10,000	9,785	12,821

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended December 31,
	2024	2023	2022
Net loss	$(27,030)	$(64,671)	$(139,919)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	(18)	1,362	(1,008)
Total comprehensive loss	$(27,048)	$(63,309)	$(140,927)

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity
Balance at December 31, 2021	72,311	$7	$528,540	$(390,068)	$(191)	$138,288
Proceeds from exercise of stock options	763	0	436	0	0	436
Release of restricted stock units	518	0	0	0	0	0
Issuance of common stock as consideration for an acquisition	353	0	5,543	0	0	5,543
Stock-based compensation	0	0	42,332	0	0	42,332
Total other comprehensive loss	0	0	0	0	(1,008)	(1,008)
Net loss	0	0	0	(139,919)	0	(139,919)
Balance at December 31, 2022	73,945	$7	$576,851	$(529,987)	$(1,199)	$45,672
Proceeds from exercise of stock options	936	0	$3,849	$0	$0	$3,849
Release of restricted stock units	1,386	0	(3,281)	0	0	(3,281)
Issuance of common stock as consideration for an acquisition	143	0	1,417	0	0	1,417
Stock-based compensation	0	0	41,185	0	0	41,185
Total other comprehensive income	0	0	0	0	1,362	1,362
Net loss	0	0	0	(64,671)	0	(64,671)
Balance at December 31, 2023	76,410	$7	$620,021	$(594,658)	$163	$25,533
Proceeds from exercise of stock options	540	$0	$1,708	$0	$0	$1,708
Release of restricted stock units	1,582	0	(2,449)	0	0	(2,449)
Issuance of common stock as consideration for an acquisition	41	0	248	0	0	248
Stock-based compensation	0	0	35,377	0	0	35,377
Total other comprehensive loss	0	0	0	0	(18)	(18)
Net loss	0	0	0	(27,030)	0	(27,030)
Balance at December 31, 2024	78,573	$7	$654,905	$(621,688)	$145	$33,369

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2024	2023	2022

Cash flows from operating activities
Net loss	$(27,030)	$(64,671)	$(139,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	13,811	12,480	11,421
Amortization of discount on convertible note	1,582	1,976	1,960
Amortization of premium on convertible note	(636)	0	0
Stock-based compensation expense	35,377	41,185	42,332
Provision for expected credit losses	3,208	805	8,244
Real estate and internal-use software charges	3,533	70	3,763
Gain on lease modification	(988)	0	0
Gain on convertible note extinguishment	(12,110)	0	0
Other	(31)	167	0
Changes in operating assets and liabilities:
Accounts receivable	(14,206)	(3,877)	(20,337)
Prepaid expenses and other assets	6,493	2,063	(1,134)
Deferred commissions	955	(2,128)	(3,463)
Accounts payable	(895)	962	(1,198)
Accrued and other liabilities	2,843	(25,836)	3,669
Deferred revenue	14,348	12,561	5,305
Net cash provided by (used in) operating activities	26,254	(24,243)	(89,357)
Cash flows from investing activities:
Cash paid for acquisition	(100)	(7,891)	(696)
Purchase of property, equipment, leasehold improvements and capitalized internal-use software	(3,721)	(4,179)	(5,196)
Maturity of marketable securities	189,310	243,167	103,550
Purchase of marketable securities	(80,196)	(228,281)	(214,184)
Net cash provided by (used in) investing activities	105,293	2,816	(116,526)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,708	3,849	209
Taxes paid related to net share settlement of stock options	(2,449)	(3,294)	0
Holdback payments related to business combination	(1,000)	0	0
Proceeds from financing obligation	0	1,081	0
Payment of convertible note issuance costs	(3,176)	0	0
Repayment of convertible notes and financing obligation	(109,119)	(394)	0
Net cash provided by (used in) financing activities	(114,036)	1,242	209
Net change in cash and cash equivalents and restricted cash	17,511	(20,185)	(205,674)
Cash and cash equivalents and restricted cash, beginning of period	72,845	93,030	298,704
Cash and cash equivalents and restricted cash, end of period	$90,356	$72,845	$93,030
Supplemental cash flow information:
Cash paid for interest	$2,466	$894	$903
Cash paid for taxes	$381	$583	$32
Noncash investing and financing activities:
Changes in capital additions, accrued but not paid	$84	$168	$0
Fair value of shares issued as consideration for business combinations	$248	$1,417	$5,388
Principal amount of 2028 Convertible Notes exchanged	$150,000	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

BigCommerce Holdings, Inc.

Notes to Consolidated Financial Statements

1. Overview

BigCommerce Holdings Inc. (the “Company”) provides software-as-a-service ("SaaS") ecommerce platform for retailers at all stages of ecommerce growth. The Company's platform serves customers across a wide variety of sizes, industries, and product categories seeking to differentiate themselves in-market with more tailored commerce experiences.

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

Additionally, effective on October 1, 2024, the Board appointed Ellen F. Siminoff as Executive Chair of the Board. Prior to her appointment as Executive Chair, Ms. Siminoff served as a director of the Company since February 2020 and will continue to serve as Director. The Executive Chair is a newly-created role and in this role, Ms. Siminoff will provide leadership and direction to the Board and work with the Company’s Chief Executive Officer.

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

The Company’s fiscal year ends on December 31. References to fiscal 2024, for example, refer to the fiscal year ended December 31, 2024.

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
•
fair value of certain stock awards issued;
•
valuation of convertible notes;
•
the useful lives of intangible assets; and
•
the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions

Because of the use of estimates inherent in financial reporting process actual results could differ and the differences could be material to the Company’s consolidated financial statements.

Recent Accounting Pronouncements Adopted

ASU 2023-07, Segment Reporting (Topic 280)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires all public entities, including those public entities that have a single reportable segment to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the individual or the name of the group or committee identified as the chief operating decision maker (“CODM”). ASU 2023-07 is effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the fourth quarter of fiscal 2024 on a retrospective basis. The adoption of ASU 2023-07 did not have a significant impact to the Company's financial statement disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220)

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors more detailed disclosures around certain types of expenses, including employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses to be presented in the notes to the financial statements. ASU 2024-03 is effective for the Company's fiscal years beginning after December 15, 2026, and interim periods within fiscal years after December 15, 2027. The Company is currently assessing the impact this standard will have on the Company's consolidated financial statements but does not expect it to have a material impact on the consolidated financial statements.

ASU 2024-04, Induced Conversions of Convertible Debt Instruments (Subtopic 470)

In November 2024, the FASB issued ASU 2024-04,Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments Disclosures. The amendments in this Update is intended to improve relevance and consistency in application of the induced conversion guidance in Subtopic 470-20. Additionally, the purpose of the Update is to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. ASU 2024-04 is effective for the Company's fiscal years beginning after December 15, 2025, and interim periods with those annual reporting periods. The Company is currently assessing the impact this standard will have on the Company's consolidated financial statements but does not expect it to have a material impact on the consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2024 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Segments

The Company provides professional-grade commerce solutions for all types of customers at all stages of their ecommerce growth. The Company conducts business as a single operating and reportable segment, which is based upon the Company's current organizational and management structure, as well as information used by the chief operating decisions makers (CODMs) to allocate resources and assess company performance.

Effective October 1, 2024, in connection with the appointment of a new Chief Executive Officer, the Company reorganized its executive leadership team accordingly. The Company’s CODM committee is comprised of the chief executive officer (CEO) and the chief financial officer (CFO). The Company's CODM committee reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The accounting policies of the segment are the same as those described in the summary of significant accounting policies in Note 2.

In accordance with ASC 280, the Company concludes that consolidated net loss, as reported on the consolidated statement of operations, is the key measure of profitability that is required to be reported as it is the measure determined in accordance with measurement principles most consistent with GAAP. The CODMs use net loss to allocate resources and assess performance which enhances the CODMs' ability to compare past financial performance with current financial performance and analyze business performance and trends. This metric is used when monitoring budget versus actual results, and to assess the performance of the Company's strategic priorities of driving efficient revenue growth. The significant expenses within net loss on which the CODM committee relies include those that are reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated Balance Sheets as Total assets.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and marketable securities and are stated at fair value.

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

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit loss factors is recognized as a component of accumulated other comprehensive loss. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income (expense) in the results of operations. The cost of securities sold is based on the specific-identification method.

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

One of the Company’s strategic partners accounted for 13 percent, 12 percent, and 12 percent of revenue for the years ended December 31, 2024, 2023 and 2022, respectively. One of the Company's strategic partners accounted for 20 percent of accounts receivable as of December 31, 2024 and December 31, 2023.

Accounts receivable

Accounts receivable are stated at net realizable value and include both billed and unbilled receivables. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Billing for revenues relating to the volume of transactions processed by the customer are generally billed a month in arrears, resulting in an unbilled receivable. The accounts receivable balance at December 31, 2024 and December 31, 2023 included unbilled receivables of $15.5 million, and $11.0 million, respectively.

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

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2021	$3,867
Provision for expected credit losses	8,244
Write-offs charged against the allowance	(2,116)
Balance at December 31, 2022	$9,995
Provision for expected credit losses	805
Write-offs charged against the allowance	(4,803)
Balance at December 31, 2023	$5,997
Provision for expected credit losses	3,208
Write-offs charged against the allowance	(5,867)
Balance at December 31, 2024	$3,338

Contract Assets

The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets are recorded on the consolidated balance sheets at the end of each reporting period in Prepaid expenses and other assets, net. Typically, contract assets arise from agreements that have tiered billings over the contract life, promotional billing periods, and partner and services revenue agreements that include substantive minimums. Net contract assets were $5.0 million as of December 31, 2024 as compared to $11.9 million as of December 31, 2023. The decrease in the contract asset balance was primarily driven by changes in transaction price estimates and invoicing.

The Company is exposed to credit losses primarily through sales of products and services to customers and partners. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine what will ultimately be collected from its customers and partners, delinquency level and customer type have been identified as the primary specific risk affecting the Company’s contract assets, and the estimate for losses is analyzed annually and adjusted as necessary. The Company has provisioned $0.5 million and $1.5 million for credit losses related to contract assets as of December 31, 2024 and 2023, respectively.

Deferred commissions

The Company capitalizes certain sales commissions earned by the Company's go to market teams as these commission payments are considered incremental and recoverable costs of obtaining a contract with a customer. The Company begins amortizing deferred commissions costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit. The Company amortizes deferred sales commissions ratably over the customer life which is approximately 3 years. The amortization of deferred commission is recorded in sales and marketing expense within the consolidated statement of operations. The Company periodically reviews the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of the deferred costs.

Property and equipment, net

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

Operating leases, right-of-use assets and lease liabilities

The Company determines if an arrangement is a lease or contains a lease at inception. At the commencement date of a lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As the Company's leases typically do not provide an implicit rate, the Company uses its incremental borrowing rate for most leases. The right-of-use (“ROU”) asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred and excludes lease incentives. The Company assesses leases for impairment on an annual basis or as needed when events or circumstances necessitate.

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

Goodwill and intangible assets, net

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been received from customers in advance of the performance obligation being satisfied. The Company recognizes revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services. The Company recognized $26.8 million of previously deferred revenue during the year ended December 31, 2024, and $15.1 million during the year ended December 31, 2023 .

The Company experienced an increase in the deferred revenue balance as of December 31, 2024, compared to December 31, 2023, which was primarily driven by the Company shifting to annual billing cycles. These increases were offset by the impact of amounts included in net contract assets due to timing differences between billings, revenue recognition and cash collections.

Revenue Recognition

Subscription solutions

Subscription solutions revenue consists primarily of platform subscription fees from all plans and recurring professional services. Subscription solutions are typically charged annually for the Company’s customers to sell their products and process transactions on the Company’s platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Subscription fees are adjusted if a customer’s gross merchandise volume (“GMV”) or orders processed are above specified plan thresholds on a trailing twelve-month basis. For most subscription solutions arrangements, the Company utilizes the right to invoice practical expedient and, therefore, recognizes fixed monthly fees or a pro-rata portion of fees and any transaction fees as revenue in the month they are earned. The Company utilizes a pricing structure that provides a discount to the contractual price for customers who have prepayment terms. The total subscription fee is recognized on a straight-line basis over the term of the contract. In determining the amount of revenue to be recognized, the Company determines whether collection of the entire transaction price is probable. Only amounts deemed probable are recognized as revenue. Key factors in this determination are historical contract termination rates, general economic factors, and customer specific factors.

Subscription solutions includes revenue from Feedonomics. Feedonomics provides a technology platform and related services that enables online retailers and other sellers to automate online listings of the sellers’ information across multiple third-party marketplaces and advertisers (such as Amazon, Alphabet, Meta, etc.). The Company provides these services under service contracts which are generally one year or less, and in many cases month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising). Services are performed and fees are determined based on monthly usage and are billed in arrears.

Professional services, which primarily consist of education packages, launch services, solutions architecting, implementation consulting, and catalog transfer services, are generally billed and recognized as revenue when delivered.

Contracts with the Company’s retail customers are generally month-to-month, while contract terms with the Company’s enterprise customers generally range from one to three years. Contracts are typically non-cancelable and do not contain refund-type provisions. Revenue is presented net of sales tax and other taxes the Company collects on behalf of governmental authorities.

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

The Company’s subscription contracts are generally comprised of a single performance obligation to provide access to the Company’s platform, but can include additional performance obligations. For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (“SSP”) for any distinct service, the Company may be required to allocate the contract’s transaction price to each performance obligation using the Company’s best estimate of SSP. Judgment is required to determine the SSP for each distinct performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The primary method used to estimate SSP is the observable prices of products or services sold or priced separately in comparable circumstances to similar customers.

Contracts with the Company’s technology solution partners may include multiple performance obligations, which can include integrations and marketing activities. In determining whether integration services are distinct from hosting services the Company considers various factors. These considerations include the level of integration, interdependency, and interrelation between the implementation and hosting services. The Company has concluded that the integration services included in contracts with hosting obligations are not distinct. As a result, the Company defers any arrangement fees for integration services and recognizes such amounts over the life of the hosting obligation commencing when the integration has been completed. To determine if marketing activities are distinct, the Company considers the nature of the promise in the contract, the timing of payment, and the partner expectations. Additional consideration for some partner contracts varies based on the level of customer activity on the platform. Certain agreements contain minimum guarantees of revenue share. These contracts are evaluated to determine if the guaranteed minimum is substantive. If the minimum is deemed substantive, revenue is recognized ratably over the life of the agreement. For most contracts, variable fees are recognized in the period they are earned as the Company utilizes the right to invoice practical expedient.

The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, contract assets, and deferred revenue.

Remaining performance obligation

As of December 31, 2024, the Company had $187.9 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligation is subject to future economic risks, including bankruptcies, regulatory changes and other market factors. The Company expects to recognize approximately 65 percent of the remaining performance obligations as revenue in the following 12 month period, and the remaining balance in the periods thereafter.

Remaining performance obligation consisted of the following:

(in thousands)	Current	Noncurrent	Total
As of December 31, 2024	$121,657	$66,250	$187,907
As of December 31, 2023	93,928	64,485	158,413

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

Software development costs associated with internal use software, which are incurred during the application development phase and meet other requirements are capitalized. The Company has unamortized capitalized software costs of $6.2 million and $5.6 million as of December 31, 2024 and 2023, respectively, which are recorded as part of property and equipment, net within the consolidated balance sheets. These capitalized software costs are amortized once placed in service over the useful life, which is 36 months. The Company recorded capitalized software cost amortization expense of $1.7 million, $1.1 million, and $0.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Of the total unamortized capitalized software costs as of December 31, 2024, $2.9 million relate to capitalized implementation costs of hosting arrangements that are service contracts. Software development costs related to hosting arrangements are recorded within prepaid expenses, net of current portion within the consolidated balance sheets. As part of the 2024 Restructure, the Company determined certain costs related to business transformation initiatives will not be recoverable which resulted in an impairment of capitalized internal use software costs of $2.3 million.

Acquisition related expenses

Acquisition related expenses consist primarily of cash payments for third-party acquisition costs and other acquisition related expenses, such as contingent compensation arrangements entered into in connection with acquisitions. Acquisition related costs are expensed in the period in which the costs are incurred and the services are received within the consolidated statement of operations.

Restructuring charges

Costs to restructure certain internal operations are accounted for as one-time termination and exit costs. A liability for a cost associated with restructuring activities is recognized and measured at its estimated fair value in our consolidated balance sheet in the period the liability is incurred. All costs relating to restructurings are recorded as "Restructuring charges" in the consolidated statement of operations.

The Company recognizes employee severance costs when payments are probable and amounts are estimable or when notification occurs, depending on whether the severance costs paid are part of the Company’s general plan. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our consolidated results of operations and financial position in the period the revision is made. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Additionally, restructuring charges include considerations of various capital alternatives or changes in business activities which include expenses related to our change in go-to-market strategy, asset abandonment costs, accelerated depreciation, software impairments, professional services, and other costs.

Advertising costs

Advertising is expensed as incurred. Advertising expense was approximately $11.2 million, $14.5 million, and $17.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company grants PSUs to executive officers and other members of senior management which provide for shares of common stock to be earned based on the Company's total stockholder return compared to the Russell 2000 index, and are referred to as market-based awards. The Company values these market-based awards on the grant date using the Monte Carlo simulation model. The determination of fair value is affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company assumes no dividend yield and recognizes stock-based compensation expense on a straight-line basis from grant date over the derived service period of the award. The market-based awards will cliff-vest at the end of the three-year period ranging from 0 percent to 200 percent of the target number of PSUs granted.

The Company's PSUs provide for shares of common stock to be earned based on its attainment of the Company's adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) and revenue relative to a target specified in the applicable agreement, and are referred to as Company performance-based awards. The Company values these awards at the closing market price on the date of grant. The vesting of Company performance-based awards is conditioned upon the achievement of certain targets and will vest in three annual tranches in a percentage of the target number of shares between 0 percent to 200 percent. The Company recognizes stock-based compensation expense on a straight-line basis over the service period, if it is probable that the performance condition will be achieved. Adjustments to stock-based compensation expense are made, as needed, each reporting period based on changes in our estimate of the number of units that are probable of vesting.

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

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that those assets will be realized. To date, the Company has provided a valuation allowance against all of its deferred tax assets as the Company believes the objective and verifiable evidence of its historical pretax net losses outweighs any positive evidence of its forecasted future results. The Company will continue to monitor the positive and negative evidence, and will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the balance sheet date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on the Company’s income tax return. All of the Company’s gross unrecognized tax benefits, if recognized, would not affect its effective tax rate but would be recorded as an adjustment to equity before consideration of valuation allowances. The Company does not expect unrecognized tax benefits to decrease within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2024, the Company has not accrued any interest or penalties related to unrecognized tax benefits. The Company believes that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.

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

Disaggregation of revenue

The following table disaggregates revenue by major source:

	Year ended December 31,
(in thousands)	2024	2023	2022
Subscription solutions fees	$247,870	$229,265	$205,800
Partner and services fees	85,057	80,129	73,275
Revenue	$332,927	$309,394	$279,075

Revenue by geographic region was as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Revenue:
Americas – U.S.	$253,484	$236,502	$216,639
Americas – other (1)	15,662	14,103	12,124
EMEA	38,031	34,661	27,743
APAC	25,750	24,128	22,569
Revenue	$332,927	$309,394	$279,075

(1)Americas-other revenue includes revenue from North and South America, other than the U.S.

Revenue by geographical region is determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. Revenue attributed to the United States was approximately 76 percent, 76 percent and 78 percent during fiscal 2024, 2023 and 2022, respectively. Revenue attributed to EMEA was approximately 11 percent, 11 percent, and 10 percent during fiscal 2024, 2023, and 2022, respectively. No single region, other than Unites States and EMEA, represented more than ten percent of total revenue during fiscal 2024, 2023 and 2022.

Deferred commissions

The Company amortizes certain sales commissions costs that are considered incremental and recoverable costs of obtaining a contract with a customer. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, and the remainder is recorded in deferred commissions, net of current portion within the consolidated balance sheets. The Company did not recognize an impairment of deferred commissions during the years ended December 31, 2024 , 2023, and 2022, respectively.

Sales commissions of $9.1 million and $9.6 million were deferred for the years ended December 31, 2024 and 2023, respectively; and deferred commission amortization expense was $9.9 million, $7.3 million and $5.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

4. Fair value measurements

Financial instruments carried at fair value include cash and cash equivalents, restricted cash, and marketable securities.

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

The following table presents information about the Company’s cash equivalents, marketable securities that were measured at fair value as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$46,033	$0	$0	$46,033
Marketable securities:
Corporate bonds	0	24,943	0	24,943
U.S. treasury securities	62,124	0	0	62,124
Agency bonds	0	2,216	0	2,216
Total marketable securities	$62,124	$27,159	$0	$89,283

(1) Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets, in addition to $44.3 million of cash, as of December 31, 2024.

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

(1) Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets, in addition to $33.1 million of cash, as of December 31, 2023.

The contractual maturities of the investments classified as marketable securities were as follows:

(in thousands)	As of December 31, 2024	As of December 31, 2023
Due within 1 year	$70,933	$183,132
Due in 1 year through 2 years	18,350	15,283
Total marketable securities	$89,283	$198,415

The following tables summarize the gains, losses, and estimated fair value of cash equivalents, marketable securities as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$46,033	$0	$0	$46,033
Marketable securities:
Corporate bonds	24,859	91	(7)	24,943
U.S. treasury securities	62,063	68	(7)	62,124
Agency bonds	2,216	0	0	2,216
Total marketable securities	$89,138	$159	$(14)	$89,283

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$39,754	$0	$0	$39,754
Marketable securities:
Corporate bonds	64,421	157	(33)	64,545
U.S. treasury securities	48,061	86	(9)	48,138
Commercial paper	30,588	16	(8)	30,596
Agency bonds	55,182	24	(70)	55,136
Total marketable securities	$198,252	$283	$(120)	$198,415

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

(1) Of the total purchase consideration, $1.1 million of cash was held back by the Company for potential breaches of representation and warranties, as well as adjustments to working capital which was paid during fiscal year 2024.

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

(1) Measurement period adjustments of $0.2 million recorded is primarily attributable to tax liabilities with a corresponding net decrease to goodwill. The measurement period adjustment was a result of the purchase price allocation finalization as the Company filed the Makeswift tax return during fiscal 2024.

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

As part of the Makeswift merger agreement, $2.0 million of the purchase consideration is subject to clawback if any of the key Makeswift employees voluntarily terminate their employment within 18 months after the closing date of the transaction. The $2.0 million is accounted for as compensation expense and therefore not included in the purchase consideration. The related compensation is recognized as post-combination expense over the 18 month service period on a straight-line basis. The Company incurred $1.3 million of compensation costs during the year ended December 31, 2024. The Company has $0.4 million of unvested amounts of cash retention payments recorded in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2024.

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes to the carrying amount of goodwill as follows:

(in thousands)
Balance as of December 31, 2023	$52,086
Business combination measurement period adjustment	(159)
Balance as of December 31, 2024	$51,927

Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of December 31, 2024 and 2023.

Intangible assets are amortized on a straight-line basis over the useful life. Intangible assets amortization was $9.7 million, $8.4 million and $8.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. There was no impairment of intangible assets as of December 31, 2024 and 2023.

Intangible assets consist of the following:

	December 31, 2024			December 31, 2023
(in thousands)	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount	Weighted average remaining useful life as of December 31, 2024 (in years)
Acquired developed technology	$18,824	$(11,968)	$6,856	$19,967	$(8,401)	$11,566	3.0
Customer relationships	23,725	(14,171)	9,554	23,725	(9,786)	13,939	2.4
Tradename	2,560	(1,720)	840	2,560	(1,208)	1,352	1.7
Non-compete agreement	0	0	0	162	(132)	30	0.0
Other intangibles	200	(133)	67	485	(320)	165	1.0
Total intangible assets	$45,309	$(27,992)	$17,317	$46,899	$(19,847)	$27,052

As of December 31, 2024, expected amortization expense for intangible assets was as follows:

(in thousands)	December 31, 2024
2025	8,046
2026	5,100
2027	3,056
2028	1,115
Total	$17,317

7. Property and equipment

Property and equipment, which includes computer software that was purchased or developed for internal use, is composed of the following:

	As of December 31,
(in thousands)	2024	2023
Computer software	$9,763	$9,864
Computer equipment	4,430	12,087
Furniture and fixtures	240	1,956
Leasehold improvements	3,241	6,393
Property and equipment, gross	17,674	30,300
Less: accumulated depreciation and amortization	(8,546)	(20,067)
Property and equipment, net	$9,128	$10,233

Depreciation expense on property and equipment was $4.0 million, $4.1 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The composition of property and equipment by geographic region during the years ended December 31, 2024 and 2023, were as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Property and equipment:
Americas – United States	$8,671	$9,504
EMEA	117	435
APAC	340	294
Total Property and equipment	$9,128	$10,233

There was no impairment recorded for property and equipment for fiscal year 2024, 2023, and 2022.

8. Commitments, contingencies, leases, and legal proceedings

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

In the ordinary course of business, the Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company’s consolidated financial statements.

Purchase Obligations

The Company has contractual commitments for services with third-parties related to hosting and internal software systems. These commitments are non-cancellable and expire within one to four years. The Company had unconditional purchase obligations as of December 31, 2024, as follows:

(in thousands)	As of December 31, 2024
2025	$26,373
2026	27,989
2027	25,500
2028	29,000
Total	$108,862

Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2028. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Renewal options were not included in the right-of-use asset and lease liability calculation. As of December 31, 2024, there were no finance leases. Other than as described in note 9. Restructuring, there was no impairment recorded for leases during the years ended December 31, 2024, 2023, and 2022.

Operating lease expense was $2.5 million, $2.7 million and $3.9 million for the year ended December 31, 2024, 2023, and 2022, respectively.

Supplemental lease information

	Year ended December 31,
Cash flow information (in thousands)	2024	2023
Cash paid for operating lease liabilities	$3,103	$3,208

	Year ended December 31,
Operating lease information	2024	2023
Weighted-average remaining lease-term (years)	2.36	3.87 years
Weighted-average discount rate	9.51%	5.38%

The future maturities of operating lease liabilities are as follows:

(in thousands)	As of December 31, 2024
2025	$2,682
2026	851
2027	384
2028	402
Thereafter	313
Total minimum lease payments	$4,632
Less imputed interest	(514)
Total lease liabilities	$4,118

9. Restructuring charges

During the year ended December 31, 2024, the Company commenced a restructuring plan (the “2024 Restructure”) intended to reinvest in product delivery and increase sales capacity, to reduce operating costs, improve operating margins and continue to advance the Company's ongoing commitment to profitable growth. The 2024 Restructure includes a reduction of the Company's workforce, exits of certain office leases, impairment of certain software development projects and contract amendments and terminations to better align operating expenses with existing economic conditions and the Company's strategic priorities. In connection with the 2024 Restructure, the Company incurred restructuring charges, consisting primarily of severance benefits, right-of-use asset impairments, lease termination gain, software impairments, accelerated depreciation and professional services costs. Within the consolidated balance sheet, the liability for severance benefits of $1.7 million as of December 31, 2024 is recorded to other current liabilities and $0.5 million of professional services costs are recorded in accounts payable and other current liabilities. These charges were recorded within Restructuring Charges on the accompanying consolidated statement of operations.

The Company expects to incur additional costs relating to the 2024 Restructure of approximately $2.4 million to $4.4 million through fiscal 2025 relating to severance benefits, contract terminations, accelerated depreciation, right-of-use asset impairments, software impairments, and professional services costs. The additional expenses the Company expects to incur are subject to assumptions, and actual expenses may differ from the estimates disclosed above.

Additionally, the Company incurred restructuring charges, related to its capital structure and various alternatives associated with inbound inquiries and interest in the Company. These charges included such items as professional services and other related costs. For the year ended December 31, 2024, the Company has incurred approximately $2.7 million of costs related to these activities.

During the fiscal year 2023, the Company commenced a restructuring plan (the “2023 Restructure”) which included a reduction of the Company’s workforce intended to advance the Company’s ongoing commitment to profitable growth. In fiscal 2024, the Company made payments of $1.4 million related to previously recognized expenses and has not recorded any additional charges related to the 2023 Restructure. The 2023 Restructure is substantially complete.

The following table summarizes the activities related to the Company's 2024 and 2023 restructuring charges:

	As of December 31, 2024				As of December 31, 2023
(in thousands)	Workforce reduction	Real Estate and Internal Use Software	Other Restructuring Charges (1)	Total	Workforce reduction	Real Estate and Internal Use Software	Other Restructuring Charges	Total
Liability, beginning of the period	$1,516	$0	$0	$1,516	$0	$0	$0	$0
Additional charges	6,971	262	3,899	11,132	5,595	0	0	5,595
Real estate and internal-use software charges	0	3,533	0	3,533	0	0	0	0
Gain on lease termination	0	(988)	0	(988)	0	0	0	0
Payments	(6,674)	(73)	(3,419)	(10,166)	(3,944)	0	0	(3,944)
Non-cash items	(65)	(2,550)	0	(2,615)	(135)	0	0	(135)
Liability, end of the period	$1,748	$184	$480	$2,412	$1,516	$0	$0	$1,516

(1) Other restructuring charges of $3.9 million recorded during the year ended December 31, 2024 is comprised of $2.7 million of inbound inquiries and interest in the Company and $1.2 million of professional services costs associated with the new go-to-market approach.

10. Other liabilities

The following table summarizes the components of other current liabilities:

	As of December 31,	As of December 31,
(in thousands)	2024	2023
Sales tax payable	$2,007	$1,632
Payroll and payroll related expenses	13,945	13,080
Acquisition related compensation	0	403
Restructuring related charges	2,169	1,516
Accrued interest	2,853	216
Other	7,792	8,485
Other liabilities	$28,766	$25,332

11. Debt

The Company's convertible note obligations, including the level within the fair value hierarchy (see note 4. Fair Value Measurements), are as follows:

	As of December 31, 2024					As of December 31, 2023
	Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value		Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value (1)	Fair Value
(in thousands)				Amount	Level				Amount	Level
2028 Convertible Notes*	$150,000	$4,011	$154,011	$155,960	3	$0	$0	$0	$0
2026 Convertible Notes**	63,132	(677)	62,455	55,912	2	345,000	(5,527)	339,473	280,658	2
Total carrying value of convertible notes			216,466					339,473

(1) Included in “Convertible Notes” in the accompanying Consolidated Balance Sheets, is $0.1 million of 2023 financing obligation

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

The following table presents details of the Company's convertible notes as of December 31, 2024 which are further discussed below:

	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal (in thousands)	Conversion Rate for Each $1,000 Principal	Initial Conversion Price per Share
2028 Convertible Notes	August 2024	10/1/2028	7.50%	$150,000	$62.50	$16.00
2026 Convertible Notes	September 2021	10/1/2026	0.25%	$63,132	$13.68	$73.11

The total interest expense recognized related to the Company’s convertible notes and financing obligation consists of the following:

	December 31,
(in thousands)	2024	2023	2022
Contractual interest expense	$5,105	$894	$863
Amortization of premium and issuance costs	946	1,976	1,960
Total	$6,051	$2,870	$2,823

2028 Convertible Notes

In August 2024, the Company entered into a privately negotiated exchange agreement (the "Exchange Agreement") with a holder of its 0.25 percent unsecured convertible senior notes due 2026 (the "2026 Convertible Notes"). Pursuant to the Exchange Agreement, the Company exchanged (the "Exchange Transaction") approximately $161.2 million in aggregate principal amount of the 2026 Convertible Notes for $150.0 million in aggregate principal amount of new 7.50 percent convertible senior notes due 2028 (the “2028 Convertible Notes”) and approximately $0.1 million in cash, with such payment representing the accrued and unpaid interest on such 2026 Convertible Notes. This transaction resulted in a net gain on extinguishment of the 2026 Convertible Notes of $1.7 million, net of a $2.0 million write-off of unamortized debt issuance costs, which was recorded in Gain on convertible note extinguishment in the consolidated statements of operations.

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

The remaining outstanding 2026 Convertible Notes will mature on October 1, 2026, unless earlier converted, redeemed or repurchased by the Company. Before July 1, 2026, noteholders will have the right to convert the remaining outstanding 2026 Convertible Notes only under the following circumstances: (1) during any calendar quarter, if the Last Reported Sale Price (as defined in the indenture for the 2026 Convertible Notes) per share of Common Stock (as defined in the indenture for the 2026 Convertible Notes) exceeds one hundred and thirty percent (130 percent) of the Conversion Price (as defined in the indenture for the 2026 Convertible Notes) for each of at least twenty (20) Trading Days (as defined in the indenture for the 2026 Convertible Notes) (whether or not consecutive) during the thirty (30) consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter; (2) during the five (5) consecutive Business Days (as defined in the indenture for the 2026 Convertible Notes) immediately after any ten (10) consecutive Trading Day period (such ten (10) consecutive Trading Day period, the

“Measurement Period”) if the Trading Price per $1,000 principal amount of 2026 Convertible Notes for each Trading Day of the Measurement Period was less than ninety-eight percent (98 percent) of the product of the Last Reported Sale Price per share of Common Stock on such Trading Day and the Conversion Rate (as defined in the indenture for the 2026 Convertible Notes) on such Trading Day; (3) if the Company calls any or all of the 2026 Convertible Notes for redemption, such 2026 Convertible Notes called for redemption may be converted any time prior to the close of business on the second business day immediately before the redemption date; or (4) upon the occurrence of specified corporate events. From and after July 1, 2026, noteholders may convert their 2026 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2024 and December 31, 2023, no conversion for the remaining outstanding 2026 Convertible notes have been called or met. In addition to the above conditions, the Company must not consummate any privately negotiated repurchases or exchanges of the notes if the yield to maturity of the notes is less than 5.23 percent (calculated at the time the definitive documentation is executed).

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

The contractual future principal payments for all borrowings as of December 31, 2024 were as follows:

(in thousands)
Fiscal Period:
Fiscal 2025	$0
Fiscal 2026	63,132
Fiscal 2027	0
Fiscal 2028	150,000
Thereafter	0
Total principal outstanding	$213,132

12. Stockholders’ equity

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

A total of 3,873,885 shares of common stock were initially authorized and reserved for issuance under the 2020 Plan. This share reserve automatically increased on January 1, 2021, 2022, 2023, and 2024 will increase on each subsequent January 1st through and including January 1, 2031, by an amount equal to the smaller of (a) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by the board of directors. On January 1, 2025, 2024, 2023 and January 1, 2022 the share reserve increased by 3,928,833 shares, 3,820,681 shares, 3,695,569 shares and 3,616,312 shares, respectively. The Company registered an additional 9,548,587 shares on Form S-8 on May 9, 2024. As of December 31, 2024, a total of 8,365,820, registered shares of common stock remain available for future issuance under the 2020 Plan.

Stock options

Stock options generally vest and become exercisable over a service period of 4 years from the date of grant, subject to continued service. The following table summarizes the weighted-average grant date value of options and the assumptions used to develop their fair value.

	Year ended December 31,
	2024	2023	2022
Weighted-average grant date fair value of options	$4.38	$6.55	$11.79
Risk-free interest rate	4.10% - 4.30%	3.65% - 4.30%	1.82% - 3.88%
Expected volatility	64.53% - 70.56%	65.02% - 66.56%	63.07% - 66.83%
Expected life in years	5.21 - 6.10 years	6.06 - 6.11 years	6.09 - 6.10 years

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

Stock option activity for the year ended December 31, 2024 was as follows:

(in thousands)	Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2023	5,109	$9.54	$20,571
Options granted	1,088	6.93	0
Exercised	(540)	2.96	2,477
Plan shares expired or canceled	(973)	16.49	29
Balance as of December 31, 2024	4,684	$8.25	$8,311
Vested and expected to vest	3,845	$8.05	$8,311
Exercisable as of December 31, 2024	3,313	$7.81	$8,311

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $2.5 million, $6.8 million, and $11.4 million, respectively. The intrinsic value was calculated as the difference between the estimated fair value of the Company's common stock at exercise, and the exercise price of the in-the-money options. The total grant date fair value of options vested for the years ended December 31, 2024, 2023, and 2022 was $4.2 million, $7.6 million, and $7.2 million, respectively.

At December 31, 2024, there was an estimated $3.9 million of total unrecognized compensation expense related to stock options, which reflects outstanding stock options awards that are vested and outstanding stock option awards that are expected to vest. The costs of $3.9 million for the year ended December 31, 2024 will be recognized over a weighted-average period of 2.30 years.

Restricted stock units

Restricted stock unit activity for the year ended December 31, 2024 was as follows:

(in thousands)	Outstanding	Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2023	6,725	$15.86	$65,436
Granted – restricted stock units	2,606	7.04	18,348
Granted – market-based and performance-based restricted stock units	456	8.57	3,257
Canceled	(1,693)	13.30	12,432
Vested and converted to shares	(1,954)	18.56	13,737
Balance as of December 31, 2024	6,140	$11.16	$113,210
Vested and expected to vest	4,269	$11.78	$26,125

The grant date fair value of the market-based awards issued in March and November 2024 were $9.91 and $6.74, respectively. Significant assumptions used in the Monte Carlo simulation model for the market-based awards granted are as follows:

Year ended December 31,
2024
Volatility	65.71% - 75.43%
Risk-free interest rate	4.22% - 4.31%
Dividend yield	0.00%

As of December 31, 2024, there have been an immaterial amount of market-based and performance-based restricted stock units that have been canceled and no market-based or performance-based restricted stock have vested.

The aggregated expected stock-based compensation expense remaining to be recognized as of December 31, 2024 is $38.2 million related to RSUs, which reflects outstanding stock awards that are vested and outstanding stock awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.27 years.

13. Income taxes

Pretax loss consists of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
United States	$(25,144)	$(57,779)	$(118,579)
Non-United States	(871)	(6,892)	(20,845)
Total pretax loss	$(26,015)	$(64,671)	$(139,424)

The Company’s components of the benefit (provision) for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Income tax benefit (provision)
Current:
Federal	$0	$0	$0
State	(582)	16	(27)
Foreign	(680)	479	(261)
Total current	$(1,262)	$495	$(288)
Deferred:
Federal	(79)	(579)	(61)
State	273	84	(146)
Foreign	53	0	0
Total deferred	247	(495)	(207)
Total benefit (provision)	$(1,015)	$0	$(495)

The Company’s provision for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the U.S. statutory federal income tax rate of 21 percent to income from continuing operations before income taxes. The variance is primarily a result of the application of a valuation allowance for net deferred assets, including NOL carryforwards and credits generated in Australia, the UK, and the United States. Current state income tax expense for the period is a result of the limitations of utilization of tax attributes in certain states due to legislative updated during the year. Current foreign income tax expense for the period is a result of taxable profits in Ireland, Ukraine and other foreign countries where the Company is profitable along with withholding taxes. Deferred income tax expense is a result of taxable temporary differences related to indefinite-lived assets.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate utilized in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
U.S. federal taxes at statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	0.92	3.06	5.33
Foreign tax rate differentials	(0.97)	0.49	0.64
Research and development credit	6.31	4.69	0.80
Uncertain tax positions	(30.62)	0.00	0.00
Purchase price accounting	(0.61)	1.62	0.09
Stock-based compensation	(14.55)	(7.53)	(1.16)
Officers compensation	(1.58)	(1.06)	(0.59)
GILTI Inclusion	(1.03)	0.00	0.00
Imputed Interest	(2.99)	(1.37)	0.00
Effects of debt exchange	(6.41)	0.00	0.00
Permanent differences, other	(16.85)	(0.11)	(0.50)
Change in valuation allowance	43.48	(20.79)	(25.97)
Effective tax rate	(3.90)%	0.00%	(0.36)%

The Company's effective tax rate for the year ended December 31, 2024, was (3.90)%, compared to the U.S. federal statutory rate of 21%. The primary factors driving the difference between the statutory and effective tax rates are as follows:

•
Stock-Based Compensation: The recognition of excess tax benefits from stock-based compensation reduced the effective tax rate by 14.55%, reflecting the impact of deductible stock-based compensation expense.
•
Changes in Valuation Allowance: The Company released portions of its valuation allowance on deferred tax assets, which reduced the effective tax rate by 43.48%. This release was based on an assessment of the Company’s ability to utilize certain deferred tax assets in future periods.
•
Research and Development (R&D) Tax Credits: The Company generated federal and state research and development tax credits, which increased the effective tax rate by 6.31%.
•
State Income Taxes, Net of Federal Benefit: State income taxes, net of the federal benefit, decreased the effective tax rate by 0.92%, reflecting the impact of state tax obligations on taxable income.
•
Uncertain Tax Positions: The Company recognized a net increase in reserves for uncertain tax positions, which impacted the effective tax rate by 30.62%. This reflects changes in tax positions due to tax law interpretations and management’s assessment of the likelihood of sustaining certain tax benefits.

Other immaterial reconciling items contributed to the remaining difference between the statutory and effective tax rates.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss and credit carryforwards	$86,433	$104,359
Accrued compensation	1,613	1,431
Allowance for credit losses	709	1,489
Capitalized research and experimental costs	24,699	18,566
Deferred lease liabilities	1,100	2,534
Deferred revenue	106	461
Depreciation and amortization	20,871	21,768
Stock-based compensation	3,854	5,101
Debt related items	4,470	0
Other	108	232
Gross deferred tax assets	$143,963	$155,941
Valuation allowance	(136,536)	(148,164)
Deferred tax liabilities:
Deferred commissions	(3,018)	(3,132)
Right-of-use assets	(565)	(1,105)
Goodwill	(2,275)	(1,613)
Prepaid expenses	(2,016)	(1,885)
Other	(267)	(593)
Gross deferred tax liabilities	$(8,141)	$(8,328)
Net deferred tax liabilities	$(714)	$(551)

The Company has determined it is more likely than not that its deferred tax assets will not be realized based on the Company's lack of earnings history. Accordingly, it has provided a valuation allowance for deferred tax assets. During 2024, the valuation allowance decreased by approximately $11.6 million due to continuing operations as well as reserves that were established against certain R&D tax credits.

At December 31, 2024, the Company had net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes of approximately $249.7 million. Of this total, $241.5 million is related to tax years 2018-2024 that do not have an expiration, as a result of the TCJA. The remaining $8.2 million of U.S. federal NOL carryforwards are available to offset future U.S. federal taxable income and begin to expire in 2036.

At December 31, 2024, the Company had NOL carryforwards for certain state income tax purposes of approximately $147.8 million. These state NOL carryforwards are available to offset future state taxable income and begin to expire in 2036.

At December 31, 2024, the Company had foreign NOL carryforwards in Australia and the U.K., combined, of approximately $42.2 million, which are available to offset future foreign taxable income and that do not have an expiration.

At December 31, 2024, the Company had research and development tax credit carryforwards of approximately $14.9 million, which are available to offset future U.S. federal income tax. These U.S. federal tax credits begin to expire in 2034.

Our ability to utilize previously accumulated NOL and R&D credit carryforwards may be subject to substantial annual limitations due to the changes in ownership provisions of the Internal Revenue Code (IRC) of 1986, as amended, and similar state regulations as defined in IRC Section 382(g). In general, the annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurred. Any unused annual limitation may generally be carried over to later years until the NOL carryforwards expire.

At December 31, 2024, the Company did not provide any U.S. income or foreign withholding taxes related to certain foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested. The majority of the Company’s foreign operations are in excess tax basis over book basis positions. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occur.

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2021 through 2024 tax years generally remain open and subject to examination by U.S. federal, state and foreign tax authorities. Losses generated in any year since inception remain open to adjustment until the statute of limitations closes for the tax year in which the NOL carryforwards are utilized.

As of December 31, 2024, 2023, and 2022, the Company had $9.8 million, $0.4 million, and $0.4 million unrecognized tax benefits, respectively, none of which may reverse in the next 12 months. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During 2024, 2023, and 2022, the Company did not recognize any material interest or penalties.

A reconciliation of the Company's liability for unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Balance, beginning of year	$396	$396	$396
Increase for tax positions related to the current year	797	0	0
Increase for tax positions related to the prior years	8,573	0	0
Decrease for tax positions related to prior years	0	0	0
Balance, end of year	$9,766	$396	$396

14. Net loss per share

Basic net loss per share is computed by dividing net loss by number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the year ended December 31, 2024, 2023, and 2021, the number of shares used to calculate diluted net loss per share is the same as the number of shares used to calculate basic net loss per share for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

	Year ended December 31,
(in thousands)	2024	2023	2022
Numerator:
Net loss per share available to shareholders	$(27,030)	$(64,671)	$(139,919)
Denominator:
Weighted average shares outstanding	77,600	75,143	73,226
Net loss per share	$(0.35)	$(0.86)	$(1.91)

The following potentially dilutive securities outstanding have been excluded from the computation of basic weighted-average shares outstanding because such securities have been an antidilutive impact due to losses reported:

	Year ended December 31,
(in thousands)	2024	2023	2022
Stock options outstanding	4,684	5,109	5,722
Restricted stock units	6,140	6,725	6,216
Acquisition related compensation	0	42	3,640
Convertible debt	10,239	4,719	4,719
Total potentially dilutive securities	21,063	16,595	20,297

15. Subsequent events

Headquarters Sublease

In connection with the restructuring and the execution of the early lease termination clause with respect to the Company’s corporate headquarters previously announced on November 7, 2024, the Company entered into a sublease agreement to relocate its Austin headquarters effective January 3, 2025. The net rent under the sublease is approximately $8.3 million over the 6-year team of the sublease. The Company is responsible for additional expenses, including taxes, and provided a cash security deposit to the sublessor in the amount of approximately $0.3 million. The sublease is expected to commence on October 1, 2025, and expires on the earlier of January 31, 2031, or two months prior to such earlier date as the Master Lease (as defined in the Sublease) may otherwise expire or terminate. At the Company's discretion, it may take control of a portion or all of the space prior to the commencement of the lease.

Convertible Note Repurchases

The Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of its outstanding 2026 Convertible Notes to repurchase approximately $59.1 million aggregated principal amount of the 2026 Convertible Notes for aggregated cash consideration of approximately $54.4 million, including accrued but unpaid interest on such 2026 Convertible Notes. Following the repurchase transactions, approximately $4.0 million principal amount of 2026 Convertible Notes remain outstanding. This transaction resulted in a net gain on repurchases of debt of approximately $4.1 million, net of a $0.6 million write-off of unamortized debt issuance costs.