Form 10-Q
period 2025-03-31
BigCommerce Holdings, Inc.
filed 2025-05-08
CIK 1626450

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 80,098,346 shares of common stock, $0.0001 par value per share outstanding.

Table of Content

i

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BigCommerce Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$52,084	$88,877
Restricted cash	1,164	1,479
Marketable securities	68,628	89,283
Accounts receivable, net	44,164	48,117
Prepaid expenses and other assets, net	18,575	14,641
Deferred commissions	8,065	8,822
Total current assets	192,680	251,219
Property and equipment, net	8,128	9,128
Operating lease, right-of-use-assets	7,447	1,993
Prepaid expenses and other assets, net of current portion	4,299	3,146
Deferred commissions, net of current portion	4,381	5,559
Intangible assets, net	17,426	17,317
Goodwill	51,927	51,927
Total assets	$286,288	$340,289
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,822	$7,018
Accrued liabilities	2,760	3,194
Deferred revenue	48,658	46,590
Operating lease liabilities	2,006	2,438
Other liabilities	21,006	28,766
Total current liabilities	82,252	88,006
Convertible notes	157,788	216,466
Operating lease liabilities, net of current portion	6,994	1,680
Other liabilities, net of current portion	1,179	768
Total liabilities	248,213	306,920
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	659,985	654,905
Accumulated other comprehensive income	124	145
Accumulated deficit	(622,041)	(621,688)
Total stockholders’ equity	38,075	33,369
Total liabilities and stockholders’ equity	$286,288	$340,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the three months ended March 31,
	2025	2024
Revenue	$82,370	$80,360
Cost of revenue (1)	16,984	18,439
Gross profit	65,386	61,921
Operating expenses:
Sales and marketing(1)	30,366	32,432
Research and development(1)	19,206	19,988
General and administrative(1)	13,644	14,929
Amortization of intangible assets	2,335	2,467
Acquisition related costs	333	333
Restructuring charges	1,912	0
Total operating expenses	67,796	70,149
Loss from operations	(2,410)	(8,228)
Gain on convertible note extinguishment	3,931	0
Interest income	1,300	3,178
Interest expense	(2,543)	(720)
Other expense	(107)	(332)
Income (loss) before provision for income taxes	171	(6,102)
Provision for income taxes	(524)	(290)
Net loss	$(353)	$(6,392)
Basic net loss per share	$(0.00)	$(0.08)
Shares used to compute basic net loss per share	78,835	76,626

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	For the three months ended March 31,
	2025	2024
Cost of revenue	$746	$656
Sales and marketing	1,775	1,867
Research and development	3,042	3,476
General and administrative	(144)	2,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
Net loss	$(353)	$(6,392)
Other comprehensive loss:
Net unrealized loss on marketable securities	(21)	(259)
Total comprehensive loss	$(374)	$(6,651)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	For the three months ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity
Balance at December 31, 2024	78,573	$7	$654,905	$(621,688)	$145	$33,369
Proceeds from exercise of stock options	359	0	1,096	0	0	1,096
Release of restricted stock units	549	0	(1,225)	0	0	(1,225)
Stock-based compensation	0	0	5,209	0	0	5,209
Total other comprehensive loss	0	0	0	0	(21)	(21)
Net loss	0	0	0	(353)	0	(353)
Balance at March 31, 2025	79,481	$7	$659,985	$(622,041)	$124	$38,075

	For the three months ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity

Balance at December 31, 2023	76,410	$7	$620,021	$(594,658)	$163	$25,533
Proceeds from exercise of stock options	308	0	974	0	0	974
Release of restricted stock units	507	0	(1,325)	0	0	(1,325)
Stock-based compensation	0	0	8,388	0	0	8,388
Total other comprehensive loss	0	0	0	0	(259)	(259)
Net loss	0	0	0	(6,392)	0	(6,392)
Balance at March 31, 2024	77,225	$7	$628,058	$(601,050)	$(96)	$26,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

BigCommerce Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024

Cash flows from operating activities
Net loss	$(353)	$(6,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,281	3,486
Amortization of discount on convertible notes	187	497
Amortization of premium on convertible notes	(402)	0
Stock-based compensation expense	5,209	8,388
Provision for expected credit losses	930	863
Gain on convertible notes extinguishment	(3,931)	0
Changes in operating assets and liabilities:
Accounts receivable	3,020	(2,588)
Prepaid expenses and other assets	(5,084)	(4,960)
Deferred commissions	1,935	211
Accounts payable	678	(889)
Accrued and other liabilities	(8,137)	(4,601)
Deferred revenue	2,068	2,568
Net cash provided by (used in) operating activities	401	(3,417)
Cash flows from investing activities:
Cash paid for website domain name	(2,444)	0
Purchase of property, equipment, leasehold improvements and capitalized internal-use software	(825)	(806)
Maturity of marketable securities	28,579	29,440
Purchase of marketable securities	(7,945)	(35,565)
Net cash provided by (used in) investing activities	17,365	(6,931)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,096	974
Taxes paid related to net share settlement of stock options	(1,225)	(1,325)
Payment of convertible note issuance costs	(217)	0
Repayment of convertible notes and financing obligation	(54,528)	(134)
Net cash used in financing activities	(54,874)	(485)
Net change in cash and cash equivalents and restricted cash	(37,108)	(10,833)
Cash and cash equivalents and restricted cash, beginning of period	90,356	72,845
Cash and cash equivalents and restricted cash, end of period	$53,248	$62,012
Supplemental cash flow information:
Cash paid for interest	$5,685	$439
Cash paid for taxes	$220	$140
Right-of-use asset obtained in exchange for new operating lease liability	$5,516	$0
Noncash investing and financing activities:
Capital additions, accrued but not paid	$205	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Table of Content

BigCommerce Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1. Overview

BigCommerce Holdings Inc. ("BigCommerce," the "Company," "us,""we," or "our") provides a software-as-a-service ("SaaS") ecommerce platform for retailers at all stages of ecommerce growth. The Company's platform serves customers across a wide variety of sizes, industries, and product categories seeking to differentiate themselves in-market with more tailored commerce experiences.

The Company empowers businesses to turn digital transformation into a competitive advantage, and allows merchants to build their ecommerce solution their way with the flexibility to fit their unique business and product offerings. The Company offers three core owned products— the flagship commerce platform, BigCommerce; the AI-based product data feed management platform, Feedonomics; and the brand and commerce site builder and visual editor, Makeswift. These offerings provide a comprehensive platform for launching and scaling an ecommerce operation, including store design, catalog management, hosting, checkout, order management, reporting, and pre-integration into third-party services like payments, shipping, and accounting. All of the Company’s stores run on a single code base and share a global, multi-tenant architecture purpose built for security, high performance, and innovation. The Company’s platform serves stores in a wide variety of sizes, product categories, and purchase types, including business-to-consumer and business-to-business.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information.

In the opinion of management, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the "Notes to Consolidated Financial Statements" included in our Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 27, 2025 (our "Annual Report"). The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes in our Annual Report. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other period.

Basis of consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on December 31. References to "fiscal 2025," for example, refer to the fiscal year ended December 31, 2025.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions.

Significant estimates and assumptions made by management in these consolidated financial statements include:

•
the allowance for credit losses;
•
constrained revenue;
•
variable consideration for revenue recognition;
•
the period of benefit associated with costs capitalized to obtain revenue contracts;
•
fair value of certain stock awards issued;
•
valuation of convertible notes;
•
incremental borrowing rate used in the measurement of lease liabilities;

Table of Content

•
the useful lives of intangible assets; and
•
the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions;

Because of the use of estimates inherent in financial reporting process actual results could differ and the differences could be material to the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

ASU 2023-09, Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires all entities to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update also eliminate requirements such as (1) the disclosure of the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months, (2) or making a statement that an estimate of the range cannot be made, and (3) the disclosure of the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. Lastly, the amendments in this Update replace the term ‘public entity’ as currently used in Topic 740 with the term ‘public business entity’. ASU 2023-09 is effective for the Company’s annual periods beginning after December 15, 2024. The Company is currently assessing the impact this standard will have on the Company but does not expect it to have a material impact on the consolidated financial statements.

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

ASU 2024-04, Induced Conversions of Convertible Debt Instruments (Subtopic 470)

In November 2024, the FASB issued ASU 2024-04,Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments Disclosures. The amendments in this update are intended to improve relevance and consistency in application of the induced conversion guidance in Subtopic 470-20. Additionally, the purpose of the update is to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. ASU 2024-04 is effective for the Company's fiscal years beginning after December 15, 2025, and interim periods with those annual reporting periods. The Company is currently assessing the impact this standard will have on the Company's consolidated financial statements but does not expect it to have a material impact on the consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2024 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Segments

The Company provides professional-grade commerce solutions for all types of customers at all stages of their ecommerce growth. The Company conducts business as a single operating and reportable segment, which is based upon the Company's current organizational and management structure, as well as information used by the chief operating decisions makers (CODM) to allocate resources and assess company performance.

The Company’s CODM consist of the chief executive officer ("CEO") and the chief financial officer ("CFO"), who review the financial information presented on a consolidated basis for purposes of making operating decisions, allocate resources, and evaluate financial performance. The accounting policies of the segment are the same as those described in the summary of significant accounting policies in Note 2.

In accordance with ASC 280, the Company has determined that consolidated net loss, as reported on the consolidated statement of operations, is the key measure of profitability that is required to be reported as it is the measure determined in accordance with measurement principles most consistent with GAAP. The CODM uses net loss to allocate resources and assess performance which

Table of Content

enhances the CODM's ability to compare past financial performance with current financial performance and analyze business performance and trends. This metric is used when monitoring budget versus actual results, and to assess the performance of the Company's strategic priorities of driving efficient revenue growth. The significant expenses within net loss on which the CODM relies include those that are reported on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated Balance Sheets as Total assets.

Accounts receivable

Accounts receivable are stated at net realizable value and include both billed and unbilled receivables. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. Unbilled receivable balances arise primarily when the Company provides services in advance of invoicing for those services. Billing for revenues relating to the volume of transactions processed by the customer are generally billed a month in arrears, resulting in an unbilled receivable. The accounts receivable balance at March 31, 2025 and December 31, 2024 included unbilled receivables of $11.2 million, and $15.5 million, respectively.

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

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2024	$3,338
Provision for expected credit losses	1,083
Recoveries of credit losses	(153)
Write-offs charged against the allowance	(709)
Balance at March 31, 2025	$3,559

Contract Assets

The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets are recorded on the condensed consolidated balance sheets at the end of each reporting period in Prepaid expenses and other assets, net. Typically, contract assets arise from agreements that have tiered billings over the contract life, promotional billing periods, and partner and services revenue agreements that include substantive minimums. Net contract assets were $4.3 million as of March 31, 2025 as compared to $5.0 million as of December 31, 2024.

The Company is exposed to credit losses primarily through sales of products and services to customers and partners. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine what will ultimately be collected from its customers and partners. Delinquency level and customer type have been identified as the primary specific risk affecting the Company’s contract assets. The estimate for losses is analyzed annually and adjusted as necessary. The Company has provisioned $0.5 million for credit losses related to contract assets as of March 31, 2025 and December 31, 2024.

Deferred commissions

The Company capitalizes certain sales commissions earned by the Company’s go-to-market teams as these commission payments are considered incremental and recoverable costs of obtaining a contract with a customer. The Company begins amortizing deferred commissions costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit. The Company amortizes deferred sales commissions ratably over the customer life which is approximately 3 years. The amortization of deferred commission is recorded in sales and marketing expense within the

Table of Content

condensed consolidated statement of operations. The Company periodically reviews the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of the deferred costs.

Deferred revenue

Deferred revenue primarily consists of amounts that have been received from customers in advance of the performance obligation being satisfied. The Company recognizes revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services. The Company recognized $22.0 million of previously deferred revenue during the three months ended March 31, 2025.

The Company experienced an increase in the deferred revenue balance as of March 31, 2025, compared to December 31, 2024, which was primarily driven by the Company's continued shift to annual billing cycles. These increases were offset by the impact of amounts included in net contract assets due to timing differences between billings, revenue recognition and cash collections.

Revenue Recognition

Subscription solutions

Subscription solutions revenue consists primarily of platform subscription fees from all plans and recurring professional services. Subscription solutions are typically charged annually for the Company’s customers to sell their products and process transactions on the Company’s platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Subscription fees are adjusted if a customer’s gross merchandise volume ("GMV") or orders processed are above specified plan thresholds on a trailing twelve-month basis. For most subscription solutions arrangements, the Company utilizes the right to invoice practical expedient and, therefore, recognizes fixed monthly fees or a pro-rata portion of fees and any transaction fees as revenue in the month they are earned. The Company utilizes a pricing structure that provides a discount to the contractual price for customers who have prepayment terms. The total subscription fee is recognized on a straight-line basis over the term of the contract. In determining the amount of revenue to be recognized, the Company determines whether collection of the entire transaction price is probable. Only amounts deemed probable are recognized as revenue. Key factors in this determination are historical contract termination rates, general economic factors, and customer specific factors.

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

Partner and services

The Company's partner and services revenue includes revenue share, partner technology integrations, and marketing services provided to partners. Revenue share relates to fees earned by the Company’s partners from customers using the Company’s platform, where the Company has an arrangement with such partners to share such fees as they occur. Revenue share is recognized at the time the earning activity is complete, which is generally monthly and variable based on customer usage on the platform. Revenue for partner technology integrations is recorded on a straight-line basis over the life of the contract commencing when the integration has been completed. Revenue for marketing services are recognized either at the time the earning activity is complete, or ratably over the length of the contract, depending on the nature of the obligations in the contract. Payments received in advance of services being rendered are recorded as deferred revenue and recognized when the obligation is completed.

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

Table of Content

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

Remaining performance obligation

As of March 31, 2025, the Company had $177.1 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligations are subject to future economic risks, including bankruptcies, regulatory changes and other market factors. The Company expects to recognize 68 percent of the remaining performance obligations as revenue in the following 12 month period, and the remaining balance in the periods thereafter.

Remaining performance obligation consisted of the following:

(in thousands)	Current	Noncurrent	Total
As of March 31, 2025	$120,278	$56,833	$177,111

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

The Company grants PSUs to executive officers and other members of senior management which provide for shares of common stock to be earned based on the Company's total stockholder return compared to the Russell 2000 index, and are referred to as market-based awards. The Company values these market-based awards on the grant date using the Monte Carlo simulation model. The determination of fair value is affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company assumes no dividend yield and recognizes stock-based compensation expense on a

Table of Content

straight-line basis from grant date over the service period of the award. The market-based awards will cliff-vest at the end of the three-year period ranging from 0 percent to 200 percent of the target number of PSUs granted.

The Company also grants PSUs which provide for shares of common stock to be earned based on its attainment of the Company's adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") and revenue relative to a target specified in the applicable agreement, and are referred to as Company performance-based awards. The Company values these awards at the closing market price on the date of grant. The vesting of Company performance-based awards is conditioned upon the achievement of certain targets and will vest in three annual tranches in a percentage of the target number of shares between 0 percent to 200 percent. The Company recognizes stock-based compensation expense on a straight line basis over the service period, if it is probable that the performance condition will be achieved. Adjustments to stock based compensation expense are made, as needed, each reporting period based on changes in our estimate of the number of units that are probable of vesting.

Certain executives have legal rights related to their unvested equity awards through their change in control provision.

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

The Company recognizes employee severance costs when payments are probable and amounts are estimable or when notification occurs, depending on whether the severance costs paid are part of the Company's general plan. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our condensed consolidated results of operations and financial position in the period the revision is made. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Additionally, restructuring charges include considerations of various capital alternatives or changes in business activities which include expenses related to the change in the Company's go-to-market strategy, asset abandonment costs, accelerated depreciation, software impairments, professional services, and other costs.

Table of Content

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

Disaggregation of revenue

The following table disaggregates revenue by major source:

	Three months ended March 31,
(in thousands)	2025	2024
Subscription solutions	$62,114	$60,959
Partner and services	20,256	19,401
Revenue	$82,370	$80,360

Revenue by geographic region was as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Revenue:
United States	$62,621	$61,138
EMEA	9,965	9,192
APAC	5,925	6,254
Rest of World	3,859	3,776
Revenue	$82,370	$80,360

Revenue by geographical region is determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. Revenue attributed to the United States was approximately 76 percent during the three months ended March 31, 2025 and 2024. Revenue attributed to EMEA was approximately 12 percent and 11 percent for the three months ended March 31, 2025 and 2024, respectively. No single region, other than the United States and EMEA, represented more than ten percent of total revenue during the three months ended March 31, 2025 and 2024.

Deferred commissions

The Company amortizes certain sales commissions costs that are considered incremental and recoverable costs of obtaining a contract with a customer. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, and the remainder is recorded in deferred commissions, net of current portion reflected on the condensed consolidated balance sheets. The Company did not recognize an impairment of deferred commissions for the three months ended March 31, 2025 and 2024.

Sales commissions of $0.6 million and $2.1 million were deferred for the three months ended March 31, 2025 and 2024, respectively; deferred commission amortization expense was $2.7 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively.

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

The following table presents information about the Company’s cash equivalents and marketable securities that were measured at fair value as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$6,782	$0	$0	$6,782
Marketable securities:
Corporate bonds	0	20,410	0	20,410
U.S. treasury securities	48,218	0	0	48,218
Total marketable securities	$48,218	$20,410	$0	$68,628

(1) Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets, in addition to $46.5 million of cash as of March 31, 2025.

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

(1) Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets, in addition to $44.3 million of cash, as of December 31, 2024.

Table of Content

The contractual maturities of the investments classified as marketable securities were as follows:

(in thousands)	As of March 31, 2025	As of December 31, 2024
Due within 1 year	$68,628	$70,933
Due in 1 year through 2 years	0	18,350
Total marketable securities	$68,628	$89,283

The following tables summarize the gains, losses, and estimated fair value of cash equivalents, marketable securities as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$6,782	$0	$0	$6,782
Marketable securities:
Corporate bonds	20,289	121	0	20,410
U.S. treasury securities	48,215	5	(2)	48,218
Total marketable securities	$68,504	$126	$(2)	$68,628

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$46,033	$0	$0	$46,033
Marketable securities:
Corporate bonds	24,859	91	(7)	24,943
U.S. treasury securities	62,063	68	(7)	62,124
Agency bonds	2,216	0	0	2,216
Total marketable securities	$89,138	$159	$(14)	$89,283

5. Business combinations

In October 2023, the Company acquired all issued and outstanding stock of Makeswift, Inc. (“Makeswift”) pursuant to a merger agreement. As part of the Makeswift merger agreement, $2.0 million of the purchase consideration is subject to clawback if any of the key Makeswift employees voluntarily terminate their employment within 18 months after the closing date of the transaction. The $2.0 million is accounted for as compensation expense and therefore not included in the purchase consideration. The related compensation is recognized as post-combination expense over the 18 month service period on a straight-line basis. The Company incurred $0.3 million of compensation costs during the three months ended March 31, 2025. The remaining unvested amounts of cash retention payments are recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet as of March 31, 2025.

6. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

Goodwill amounts are not amortized but tested for impairment on an annual basis or more often when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill for the three months ended March 31, 2025 and 2024.

Finite-lived intangible assets are amortized on a straight-line basis over the useful life. In the first quarter of fiscal year 2025, the Company acquired a website domain name for $2.4 million. Intangible assets amortization was $2.3 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively. There was no impairment of intangible assets for the three months ended March 31, 2025 and 2024.

Table of Content

As of March 31, 2025, expected amortization expense for intangible assets was as follows:

(in thousands)	March 31, 2025
Remaining nine months of 2025	5,711
2026	5,100
2027	3,056
2028	1,115
Total	$14,982

7. Commitments, contingencies, leases, and legal proceedings

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

Purchase Obligations

The Company has contractual commitments for services with third-parties related to hosting and internal software systems. These commitments are non-cancellable and expire within one to four years. The Company had unconditional purchase obligations as of March 31, 2025 as follows:

(in thousands)	As of March 31, 2025
Remaining nine months of 2025	$18,570
2026	28,357
2027	25,500
2028	29,000
Total	$101,427

Leases

The Company leases facilities under operating lease agreements that expire at various dates through 2031. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to deferred lease payments and lease incentives. Renewal options were not included in the right-of-use asset and operating lease liability calculation. As of March 31, 2025, there were no finance leases. There was no impairment recorded for leases for the three months ended March 31, 2025 and 2024.

During the first quarter of 2025, in connection with the 2024 Restructure (as defined below), the Company entered into a sublease agreement for approximately 6 years to relocate its Austin headquarters. The Company is responsible for additional expenses, including taxes, and provided a cash security deposit to the sublessor. The sublease commenced in March 2025, and expires on the earlier of January 31, 2031, or two months prior to such earlier date as the Master Lease (as defined in the Sublease) may otherwise expire or terminate.

Operating lease expense was $0.2 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

Table of Content

The future maturities of operating lease liabilities are as follows:

(in thousands)	As of March 31, 2025
Remaining nine months of 2025	$1,903
2026	1,480
2027	2,086
2028	2,244
Thereafter	4,354
Total minimum lease payments	$12,067
Less imputed interest	(3,067)
Total lease liabilities	$9,000

Defined contribution plan

The Company sponsors a tax-qualified 401(k) defined contribution retirement plan for its U.S. employees (the "Plan"). The Plan allows for eligible employees to participate by contributing a portion of their compensation on a pre-tax basis, subject to annual limits established by the Internal Revenue Service.

Effective January 1, 2025, the Company implemented an employer matching contribution for its U.S. employees under the Plan. Pursuant to the terms of the Plan, the Company matches 50 percent of the first 6 percent of eligible compensation that a participating employee contributes. Both employee contributions and Company matching contributions are based on participants' total gross eligible earnings.

Employer matching contributions are made on a per-pay-period basis, such that each time an employee makes a contribution through payroll deferral, the Company provides a corresponding matching contribution at the applicable rate. Employees are immediately vested in their own contributions. Employer matching contributions vest based on employee tenure as of the applicable pay period: (i) employees with less than one year of service are 0 percent vested in matching contributions, (ii) employees with more than one year but less than two years of service are 50 percent vested, and (iii) employees with two or more years of service are 100 percent vested. Vesting will be updated prospectively upon employees reaching their first and second anniversary dates.

Matching contributions are recognized as compensation expense in the period in which the associated employee services are rendered. For the three months ended March 31, 2025, the Company recorded $0.7 million in expense related to employer matching contributions to the retirement plan. No matching contribution expense was recorded in fiscal year 2024.

8. Restructuring charges

During the Company's third quarter of fiscal 2024, the Company commenced a restructuring plan (the “2024 Restructure”) intended to reinvest in product delivery and increase sales capacity, to reduce operating costs, improve operating margins and continue to advance the Company's ongoing commitment to profitable growth. The 2024 Restructure includes a reduction of the Company's workforce, exits of certain office leases, impairment of certain software development projects and contract amendments and terminations to better align operating expenses with existing economic conditions and the Company's strategic priorities. During the three months ended March 31, 2025, the Company incurred restructuring charges, consisting primarily of severance benefits, accelerated depreciation, and professional services costs. Within the condensed consolidated balance sheet, the liability for severance benefits of $1.6 million and $1.7 million as of March 31, 2025 and December 31, 2024, respectively, are recorded to other current liabilities. Professional services costs of $0.3 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively, are recorded in accounts payable and other current liabilities. These charges were recorded within Restructuring Charges on the accompanying condensed consolidated statement of operations.

The Company expects to incur additional costs relating to the 2024 Restructure of approximately $2.8 million to $4.7 million through fiscal 2025 relating to severance benefits, contract terminations, accelerated depreciation, and professional services costs. The

Table of Content

additional expenses the Company expects to incur are subject to assumptions, and actual expenses may differ from the estimates disclosed above.

The following table summarizes the activities related to the Company's 2024 restructuring charges:

	As of March 31, 2025				As of December 31, 2024
(in thousands)	Workforce reduction	Real Estate and Internal Use Software	Other Restructuring Charges	Total	Workforce reduction	Real Estate and Internal Use Software	Other Restructuring Charges	Total
Liability, beginning of the period	$1,748	$184	$480	$2,412	$1,516	$0	$0	$1,516
Additional charges	861	705	346	1,912	6,971	262	3,899	11,132
Real estate and internal-use software charges	0	0	0	0	0	3,533	0	3,533
Gain on lease termination	0	0	0	0	0	(988)	0	(988)
Payments	(1,022)	(84)	(540)	(1,646)	(6,674)	(73)	(3,419)	(10,166)
Non-cash items	0	(705)	0	(705)	(65)	(2,550)	0	(2,615)
Liability, end of the period	$1,587	$100	$286	$1,973	$1,748	$184	$480	$2,412

8. Other liabilities

The following table summarizes the components of other current liabilities:

	As of March 31,	As of December 31,
(in thousands)	2025	2024
Payroll and payroll related expenses	$8,818	$13,945
Accounting & legal professional services	4,857	3,212
Other	3,859	4,580
Sales tax payable	1,789	2,007
Restructuring related charges	1,683	2,169
Accrued Interest	0	2,853
Other liabilities	$21,006	$28,766

9. Debt

The Company's convertible note obligations, including the level within the fair value hierarchy (see note 4. Fair Value Measurements), are as follows:

	As of March 31, 2025					As of December 31, 2024
	Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value		Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value
(in thousands)				Amount	Level				Amount	Level
2028 Convertible Notes*	$150,000	$3,765	$153,765	165,037	3	$150,000	$4,011	$154,011	$155,960	3
2026 Convertible Notes**	4,060	(37)	4,023	4,264	2	63,132	(677)	62,455	55,912	2
Total carrying value of convertible notes			157,788					216,466

(*) The fair value was calculated using a binomial lattice model which incorporates the terms and conditions of the convertible notes and market-based risk measurement that are indirectly observable, such as market credit spread, and therefore are Level 3 investments.

Table of Content

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

The following table presents details of the Company's convertible notes as of March 31, 2025 which are further discussed below:

	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal (in thousands)	Conversion Rate for Each $1,000 Principal	Initial Conversion Price per Share
2028 Convertible Notes	August 2024	10/1/2028	7.50%	$150,000	$62.50	$16.00
2026 Convertible Notes	September 2021	10/1/2026	0.25%	$4,060	$13.68	$73.11

The total interest expense recognized related to the Company’s convertible notes and financing obligation consists of the following:

	Three months ended March 31,
(in thousands)	2025	2024
Contractual interest expense	$2,832	$223
Amortization of (premium) and issuance costs	(215)	497
Capitalization of interest expense	(74)	0
Total	$2,543	$720

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

Table of Content

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

In February 2025, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of its outstanding 2026 Convertible Notes to repurchase approximately $59.1 million aggregate principal amount of its 2026 Convertible Notes for aggregate cash consideration of approximately $54.4 million, including accrued but unpaid interest. This transaction resulted in a net gain on repurchases of debt of approximately $3.9 million, net of $0.6 million write-off of unamortized debt issuance costs.

As of March 31, 2025, approximately $4.0 million principal amount of 2026 Convertible Notes remain outstanding. The remaining unamortized debt issuance costs are recorded as a contra-liability and are amortized utilizing the effective interest rate of 0.84 percent over the term of the 2026 Convertible Notes.

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

A total of 3,873,885 shares of common stock were initially authorized and reserved for issuance under the 2020 Plan. This share reserve automatically increased on January 1, 2021, 2022, 2023, 2024, and 2025 will increase on each subsequent January 1st through and including January 1, 2031, by an amount equal to the smaller of (a) 5 percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by the board of directors. On January 1, 2025, 2024, 2023 and January 1, 2022 the share reserve increased by 3,928,833 shares, 3,820,681 shares, 3,695,569 shares and 3,616,312 shares, respectively. The Company registered an additional 9,548,587 shares on Form S-8 on May 9, 2024. As of March 31, 2025, a total of 6,153,944 registered shares of common stock remain available for future issuance under the 2020 Plan.

Stock options

Stock options generally vest and become exercisable over a service period of 4 years from the date of grant, subject to continued service. The following table summarizes the weighted-average grant date value of options and the assumptions used to develop their fair value.

	Three months ended March 31,	Three months ended March 31,
	2025	2024
Weighted-average grant date fair value of options	$4.64	$4.54
Risk-free interest rate	4.10%	4.10%
Expected volatility	69.21%	64.53%
Expected life in years	6.07 years	6.10 years

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

(in thousands)	Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2024	4,684	$8.25	$8,311
Options granted	687	7.09	0
Exercised	(359)	3.05	1,419
Plan shares expired or canceled	(668)	17.36	2
Balance as of March 31, 2025	4,344	$7.10	$6,516
Vested and expected to vest	4,009	$7.07	$6,516
Exercisable as of March 31, 2025	2,850	$6.77	$6,516

The total intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $1.4 million and $1.5 million, respectively. The intrinsic value was calculated as the difference between the estimated fair value of the Company's common stock at exercise, and the exercise price of the in-the-money options.

At March 31, 2025, there was an estimated $5.5 million of total unrecognized compensation expense related to stock options, which reflects outstanding stock option awards that are vested and outstanding stock option awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.90 years.

Table of Content

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2025 was as follows:

(in thousands)	Outstanding	Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2024	5,744	$11.57	$35,152
Granted – restricted stock units	1,468	7.09	10,411
Canceled	(648)	13.91	4,019
Vested and converted to shares	(590)	15.40	3,573
Balance as of March 31, 2025	5,974	$9.84	$34,408
Vested and expected to vest	4,646	$10.23	$26,762

Market-based and performance-based restricted stock unit activity for the three months ended March 31, 2025 was as follows:

(in thousands)	Outstanding	Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2024	396	$7.90	$2,281
Granted – market-based and performance-based restricted stock units	168	7.09	1,195
Canceled	(119)	8.07	685
Vested and converted to shares	(163)	7.09	1,157
Balance as of March 31, 2025	282	$8.03	$1,626
Vested and expected to vest	223	$8.33	$1,283

Significant assumptions used in the Monte Carlo simulation model for the market-based restricted stock unit awards granted are as follows:

Three months ended March 31,
2025
Volatility	65.71% - 75.43%
Risk-free interest rate	4.22% - 4.31%
Dividend yield	0.00%

The aggregate expected stock-based compensation expense remaining to be recognized as of March 31, 2025 is $39.0 million related to RSUs and performance-based, and market-based PSUs, which reflects outstanding stock awards that are vested and outstanding stock awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.46 years.

Subsequent to the three months ended March 31, 2025, the Compensation Committee of the Company's Board of Directors approved 2025 market-based and performance-based PSUs pursuant to the 2020 Plan. Total market-based PSU awards granted was approximately 300,000 shares, with a grant date fair value of $7.97 per share. Total performance-based PSU awards granted was approximately 234,000 shares, which had a grant date fair value of $5.42 share.

11. Income taxes

The income tax expense for the three months ended March 31, 2025 is based on the estimated annual effective tax rate for fiscal 2025. The Company’s provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

For the three months ended March 31, 2025, the Company’s provision for income taxes reflected income tax expense of $0.5 million on $0.2 million of pre-tax book income for an effective tax rate of 306.43 percent. For the three months ended March 31, 2024, the Company had tax expense of $0.3 million on a pre-tax loss of ($6.1) million for an effective tax rate of (4.75) percent.

For the three months ended March 31, 2025, the Company’s effective tax rate was higher than the U.S. federal statutory rate of 21 percent primarily due to deferred tax expense related to tax amortization of acquired goodwill, changes in the Company’s tax reserves,

Table of Content

and movement in the Company’s valuation allowance position. The Company’s total income tax expense consists primarily of federal and state current income tax expense unable to be offset by tax attributes due to limitations under tax regulations, deferred income tax expense relating to the tax amortization of acquired goodwill, and current income tax expense from foreign operations.

For the three months ended March 31, 2024, the Company’s effective tax rate was lower than the U.S. federal statutory rate of 21 percent primarily due to the Company’s valuation allowance offsetting the benefits of losses. The Company’s total income tax expense consists primarily of state current income tax expense unable to be offset by attributes, deferred income tax expense relating to the tax amortization of acquired goodwill, and current income tax expense from foreign operations.

Operating losses and tax credits generated in years prior to 2020 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. Tax years 2020 through 2024 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently not under an income tax audit by any taxing jurisdiction.

Table of Content

12. Net loss per share

Basic net loss per share is computed by dividing net loss by the number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three months ended March 31, 2025, and 2024, the number of shares used to calculate diluted net loss per share is the same as the number of shares used to calculate basic net loss per share for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

	Three months ended March 31,
(in thousands)	2025	2024
Numerator:
Net loss	$(353)	$(6,392)
Denominator:
Weighted average shares outstanding	78,835	$76,626
Net loss per share	$(0.00)	$(0.08)

The following potentially dilutive securities outstanding have been excluded from the computation of basic weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of March 31,
(in thousands)	2025	2024
Stock options outstanding	4,344	4,930
Restricted stock units	6,256	6,608
Acquisition related compensation	0	42
Convertible notes	9,431	4,719
Total potentially dilutive securities	20,031	16,299

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
•
the impacts of changes in U.S. trade policy and global tariffs;
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

Although we believe the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 27, 2025 (our "Annual Report") and “Risk Factors,” in this Quarterly Report on Form 10-Q as well as factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

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

Table of Content

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

Overview

BigCommerce is leading a new era of ecommerce. We provide professional-grade commerce solutions that give businesses the power and agility to build for today with an eye toward tomorrow. We offer three core owned products— our flagship commerce platform, BigCommerce; our AI-based product data feed management platform, Feedonomics; and our brand and commerce site builder and visual editor, Makeswift. As of March 31, 2025 we served 5,825 accounts with at least one unique enterprise plan subscription or an enterprise-level feed management subscription (collectively "enterprise accounts"). Enterprise accounts may have more than one enterprise plan or a combination of enterprise plans and non-enterprise plans.

We provide our customers with the flexibility to combine the right tools for the right job with a seamless front-and back-end experience. Our industry-leading team of experts partners with our customers to provide the speed and agility needed to grow on their own terms.

We provide software-as-a-service (“SaaS”) ecommerce platform for forward-thinking brands and retailers at all stages of ecommerce growth. Our platform serves customers across a wide variety of sizes, industries, and product categories seeking to differentiate themselves in-market with more tailored commerce experiences.

We believe our sophisticated functionality and composable SaaS platform make ecommerce success at scale more economically and operationally achievable than the competition. We lower the financial and operating cost of ecommerce by providing technology as a service, including product, hosting, security, bug fixing, and continuous innovation. We believe no other SaaS platform offers comparable enterprise functionality and flexibility at our price point—an advantage increasingly recognized by the world’s most respected technology analysts.

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

We plan to continue to invest in our strategic offerings of business-to-business ("B2B") business-to-consumer ("B2C") as well as building new partnerships and continuing to develop our portfolio of professional-grade commerce solutions for forward-focused businesses. We will also invest in and grow our business by acquiring additional customers to our platform, growing our revenue with existing customers, and expanding our presence in new markets while maintaining a focus on profitability.

Key factors affecting our performance

Our operational and financial results have been, and will continue to be, affected by a number of factors that present significant opportunities as well as risks and challenges, including those discussed below and elsewhere in this quarterly report and in our Annual Report.

Investment in core offerings

We continue to prioritize investment in our core B2B and B2C product offerings to better meet evolving customer needs and strengthen our competitive position. The rapid growth in ecommerce is prompting companies to adopt ecommerce platforms like

Table of Content

BigCommerce to create branded ecommerce stores and power cross-channel connections to online marketplaces, social networks, and offline POS systems.

To meet the evolving needs of enterprise B2B businesses, we released product enhancements, including multi-company hierarchy support and an upgraded configure-price-quote (CPQ) tool. These enhancements are designed to enable large enterprises to more efficiently manage organizational structures and quoting workflow.

In B2C, we continued to execute on our strategic customer segmentation strategy, targeting operationally complex and underserved verticals beyond the traditional fashion, beauty, and apparel sectors often prioritized by legacy platforms. We believe that this strategic focus positions us to better address differentiated merchant needs and capture additional market share over time.

Expansion of growth initiatives

We are advancing initiatives to expand platform capabilities and support revenue growth. We initiated a beta launch of Feedonomics self-serve and plan to broaden its availability with additional paid features.

As part of our bundling strategy, we announced our intention to partner with a performance and error monitoring platform to enhance the merchant experience, with additional bundled offerings under development. These product bundles aim to simplify the commercial requirements of customers’ adoption of composable commerce architectures. We believe this will build stronger relationships with our partners and create new revenue opportunities with customers.

Our new BigCommerce Payments offering remains on track for a 2026 launch, which will be an optional payments offering for small and medium-sized customers looking for a stream-lined, integrated offering with competitive processing rates. This offering aims to improve our overall monetization and retention rates in the business.

Leveraging artificial intelligence to drive value

We are integrating artificial intelligence capabilities across our platform and operations to improve personalization, automation, and efficiency. We expanded the application of AI across sales and marketing to identify high-value leads, personalize outreach, and optimize pipeline management. We also deployed AI-driven initiatives across operational functions, including developer documentation automation and outbound call simulations to accelerate onboarding. These initiatives, along with partnerships with OpenAI, Gemini, and Forethought, are supporting greater organizational agility, cost efficiency, and innovation.

Macroeconomic environment

While we are not directly involved in manufacturing or logistics, many of our customers operate across borders and within affected supply chains. We are closely monitoring how shifting trade policies and increased tariffs may impact international sellers and brands sourcing from affected regions. Although we have not observed a material impact on our performance to date, we remain cautious and continue to partner with our customers to provide flexible solutions that support their agility in a dynamic macroeconomic environment.

Business metrics

We review the following business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our business metrics may not correspond with increases or decreases in our revenue. As an example, some of our business metrics include annual revenue run-rate ("ARR"), subscription annual revenue run-rate ("Subscription ARR") , average revenue per account ("ARPA"), and others are calculated as of the end of the last month of the reporting period.

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

Table of Content

Average revenue per account

We calculate ARPA at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of March 31, 2025, includes all subscription solutions and professional services billed between January 1, 2024, and March 31, 2025. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

Enterprise Account metrics

To measure the effectiveness of our ability to execute against our growth strategy, we calculate ARR attributable to Enterprise Accounts.

The chart below illustrates certain of our key business metrics as of the periods ended:

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
ARR (in thousands)	$350,835	$349,599	$347,787	$345,832	$340,147
Subscription ARR (in thousands)	$264,922	$264,541	$263,933	$263,526	$258,566
Enterprise Account metrics:
Number of Enterprise Accounts	5,825	5,884	5,892	5,961	5,970
ARR attributable to Enterprise Accounts (in thousands)	$263,815	$261,590	$256,893	$253,798	$248,236
ARR attributable to Enterprise Accounts as a percentage of ARR	75%	75%	74%	73%	73%
Average Revenue Per Account	$45,290	$44,458	$43,600	$42,576	$41,581

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

Table of Content

We generate partner revenue from our technology application ecosystem. Customers tailor their stores to meet their feature needs by integrating applications developed by our strategic technology partners. We enter into contracts with our strategic technology partners that are generally for one year or longer. We generate revenue from these contracts in three ways: (1) revenue-sharing arrangements, (2) technology integrations, and (3) partner marketing and promotion. We recognize revenue on a net basis from revenue-sharing arrangements when the underlying transaction occurs

We also generate revenue from non-recurring professional services that we provide to complement the capabilities of our customers and their agency partners. Our services help improve customers’ time-to-market and the success of their businesses using BigCommerce. Our non-recurring services include education packages, launch services, solutions architecting, implementation consulting, and catalog transfer services

Cost of revenue

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

General and administrative

General and administrative expenses consist primarily of: (1) personnel-related expenses (including stock-based compensation expense and associated payroll costs) for finance, legal and compliance, human resources, and certain members of our executive team, (2) external professional services, and (3) allocated overhead costs, such as technology and facility costs.

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

Table of Content

Interest expense

Interest expense consists primarily of the interest expense from the amortization of the debt issuance costs and coupon interest attributable to our 2028 and 2026 Convertible Notes with offsetting amortization of the debt premium related to the 2028 Convertible Notes.

Other income (expense)

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

	For the three months ended March 31,
	2025	2024
Revenue	$82,370	$80,360
Cost of revenue (1)	16,984	18,439
Gross profit	65,386	61,921
Operating expenses:
Sales and marketing(1)	30,366	32,432
Research and development(1)	19,206	19,988
General and administrative(1)	13,644	14,929
Amortization of intangible assets	2,335	2,467
Acquisition related costs	333	333
Restructuring charges	1,912	0
Total operating expenses	67,796	70,149
Loss from operations	(2,410)	(8,228)
Gain on convertible note extinguishment	3,931	0
Interest income	1,300	3,178
Interest expense	(2,543)	(720)
Other expense	(107)	(332)
Income (loss) before provision for income taxes	171	(6,102)
Provision for income taxes	(524)	(290)
Net loss	$(353)	$(6,392)

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$746	$656
Sales and marketing	1,775	1,867
Research and development	3,042	3,476
General and administrative	(144)	2,592

Table of Content

Revenue by geographic region

The composition of our revenue by geographic region during the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three months ended March 31,		Change
	2025	2024	Amount	Percent
	(dollars in thousands)
Revenue
United States	$62,621	$61,138	$1,483	2.4%
EMEA	9,965	9,192	773	8.4
APAC	5,925	6,254	(329)	(5.3)
Other	3,859	3,776	83	2.2
Total Revenue	$82,370	$80,360	$2,010	2.5%

Comparison of the three months ended March 31, 2025 and March 31, 2024

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Three months ended March 31,		Change
	2025	2024	Amount	Percent
	(dollars in thousands)
Revenue
Subscription solutions	$62,114	$60,959	$1,155	1.9%
Partner and services	20,256	19,401	855	4.4
Total revenue	$82,370	$80,360	$2,010	2.5%

Total revenue increased $2.0 million, or 2.5 percent, to $82.4 million for the three months ended March 31, 2025, from $80.4 million for the three months ended March 31, 2024, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased $1.2 million, or 1.9 percent, to $62.1 million for the three months ended March 31, 2025, from $61.0 million for the three months ended March 31, 2024, primarily due to increases in Feedonomics activity. Partner and services revenue increased $0.9 million, or 4.4 percent, to $20.3 million for the three months ended March 31, 2025, from $19.4 million for the three months ended March 31, 2024, primarily as a result of increases in revenue share activity offset by decreases in stand ready and integration activity.

Cost of revenue, gross profit, and gross margin

	Three months ended March 31,		Change
	2025	2024	Amount	Percent
	(dollars in thousands)
Cost of revenue	$16,984	$18,439	$(1,455)	(7.9)%
Gross profit	65,386	61,921	3,465	5.6
Gross margin percentage	79.4%	77.1%

Cost of revenue decreased $1.5 million, or (7.9) percent, to $17.0 million for the three months ended March 31, 2025, from $18.4 million for the three months ended March 31, 2024, and gross margin increased to 79.4 percent from 77.1 percent. The decrease in expense is primarily attributable to the Company recording certain expenses in sales and marketing in the first quarter of 2025 while prior years expenses of $1.4 million were recorded in cost of revenue as certain employees were moved from customer support roles to sales and marketing roles in connection with our restructuring initiatives. The remaining change related to decreases in payroll costs and share-based compensation expense of $0.7 million partially offset by increased software and web hosting costs of $0.6 million, primarily as a result of increased efficiency in customer service staffing and spending and the 2024 Restructure.

We expect cost of revenue to increase in absolute dollars primarily driven by additional hosting costs, but anticipate that cost of revenue as a percentage of revenue will remain consistent for the remaining fiscal year 2025.

Table of Content

Operating expenses

The following tables present our operating expenses for each of the periods indicated:

	Three months ended March 31,				Change
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$30,366	36.9%	$32,432	40.4%	$(2,066)	(6.4)%
Research and development	19,206	23.3	19,988	24.9	(782)	(3.9)
General and administrative	13,644	16.6	14,929	18.6	(1,285)	(8.6)
Amortization of intangible assets	2,335	2.8	2,467	3.1	(132)	(5.4)
Acquisition related expenses	333	0.4	333	0.4	0	0
Restructuring charges	1,912	2.3	0	0.0	1,912	100.0
Total operating expenses	$67,796	82.3%	$70,149	87.3%	$(2,353)	(3.4)%

Sales and marketing

Sales and marketing expenses decreased for the three months ended March 31, 2025 from March 31, 2024. The period over period decrease was reduced due to the Company recording certain expenses in sales and marketing in the first quarter of 2025 while in the prior year these expenses of $1.9 million were recorded in cost of revenue and general and administrative as certain employees were moved from customer support and general and administrative roles to sales and marketing roles in connection with our restructuring initiatives. Excluding the impact of these expenses, the period over period change of $4.0 million was primarily driven by reductions in variable marketing spend and professional services of $3.5 million, and $0.3 million decrease in stock-based compensation and associated payroll costs.

We expect that sales and marketing expenses will increase in absolute dollars and may slightly increase as a percentage of revenue near term as we reinvest in our go-to-market organization as part of the 2024 Restructure. We do not expect sales and marketing in absolute dollars to increase as much as our revenue growth in future periods.

Research and development

Research and development expenses decreased for the three months ended March 31, 2025 from March 31, 2024, primarily due to a decrease in staffing costs of $0.6 million, including stock-based compensation and associated payroll costs.

We expect that research and development expenses as a percentage of revenue to remain consistent throughout the fiscal year 2025.

General and administrative

General and administrative expenses decreased for the three months ended March 31, 2025 from March 31, 2024. A portion of the decrease is attributable to the Company recording certain expenses in sales and marketing in the first quarter of 2025 while in prior years expenses of $0.3 million were recorded in general and administrative due to changes in employee roles. The remaining change was primarily due to a $2.7 million decrease in stock-based compensation associated with executives departure, offset by a $1.8 million increase in professional services.

We expect that general and administrative expenses as a percentage of revenue to remain consistent throughout the remaining fiscal year 2025.

Amortization of intangible assets

Amortization of intangible assets decreased for the three months ended March 31, 2025 from March 31, 2024. The decrease was due to amortization of Makeswift intangible assets.

Acquisition related expenses

Acquisition related expense remained consistent for the three months ended March 31, 2025 from March 31, 2024.

Table of Content

Restructuring charges

Restructuring charges increased for the three months ended March 31, 2025 from the three months ended March 31, 2024. For the three months ended March 31, 2025, restructuring charges included severance and related charges for a reduction in workforce, consulting costs associated with changes in go-to-market approach, and accelerated depreciation of leasehold improvements associated with relocation of the Austin headquarters.

Other income

The following tables present our other income/(expenses) for each of the periods indicated:

	Three months ended March 31,		Change
	2025	2024	Amount	Percent
	(dollars in thousands)
Gain on convertible note extinguishment	$3,931	$0	$3,931	100.0%
Interest income	1,300	3,178	(1,878)	(59.1)
Interest expense	(2,543)	(720)	(1,823)	253.2
Other expenses	(107)	(332)	225	(67.8)
Total Other income	$2,581	$2,126	$455	21.4%

Gain on convertible note extinguishment increased for the three months ended March 31, 2025 from March 31, 2024. The increase consisted of a $3.9 million gain on the repurchase of 2026 Convertible Notes.

Interest income decreased for the three months ended March 31, 2025 from March 31, 2024. This decrease was due to lower yields on our cash equivalents and marketable securities in 2024 primarily as a result of less cash, cash equivalents, and marketable securities during the period.

Interest expense increased for the three months ended March 31, 2025 from March 31, 2024. This increase was the due to the exchange of 2026 Convertible Notes for 2028 Convertible Notes in the third quarter of 2024 at a higher effective interest rate.

Other expenses decreased for the three months ended March 31, 2025 from March 31, 2024. This decrease was due to the impact of foreign currency exchange rates.

Provision for income taxes

Our provision for income taxes increased approximately $0.2 million for the three months ended March 31, 2025 from March 31, 2024. This increase was primarily due to changes in the Company's tax reserves.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$401	$(3,417)
Net cash provided by (used in) investing activities	17,365	(6,931)
Net cash used in financing activities	(54,874)	(485)
Net decrease in cash, cash equivalents and restricted cash	$(37,108)	$(10,833)

As of March 31, 2025, we had $53.2 million in cash, cash equivalents, and restricted cash, a decrease of $8.8 million compared to $62.0 million as of March 31, 2024. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.2 million and $1.1 million at March 31, 2025 and 2024 respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $68.6 million and $204.3 million at March 31, 2025 and 2024 respectively, consists of investments in corporate and US treasury securities . We maintain cash account balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Operating activities

Table of Content

Net cash provided by (used in) operating activities for the three months ended March 31, 2025 and 2024 was $0.4 million and $(3.4) million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, amortization of intangible assets, bad debt expense, gain on convertible note extinguishment, and the effect of changes in working capital.

Investing activities

Net cash provided by (used in) investing activities during the three months ended March 31, 2025 and 2024 was $17.4 million and $(6.9) million, respectively. In the three months ended March 31, 2025, this consists primarily of the sale and maturity of marketable securities of $28.6 million offset by the purchase of marketable securities of $7.9 million and the cash paid for the website domain name of $2.4 million. In the three months ended March 31, 2024, this consists primarily of the sale and maturity of marketable securities of $29.4 million offset by the purchase of property and equipment of $0.8 million and the purchase of marketable securities of $35.5 million.

Financing activities

Net cash used in financing activities during the three months ended March 31, 2025 and 2024 was $54.9 million and $0.5 million, respectively. In the three months ended March 31, 2025, this was attributable to the repayment of convertible notes of $54.5 million and taxes paid related to net share settlement of stock options of $1.2 million offset by the proceeds from exercise of stock options of $1.1 million. In the three months ended March 31, 2024, this was attributable to proceeds from exercise of stock options of $1.0 million offset by withholdings from the issuance of shares of common stock pursuant to the exercise of stock options and vesting of restricted stock units of $1.3 million and repayments of debt of $0.1 million.

Liquidity and capital resources

We are committed to cash flow generation and cash management by focusing on operational discipline, and we continue to evaluate all of our spending to look for opportunities to drive improvements in cash flow. Our success in transitioning our customer base from legacy month-to-month contracts to annual contracts has continued to result in improved cash flow as these efforts have increased the timing of our cash receipts and reduced our overall subscription churn rate.

Our operational short-term liquidity needs are primarily driven by working capital requirements to support sales and marketing, research and development, and on-going innovation. In particular, we are focused on the continued improvement of our platform architecture, transformation initiatives, and the launch of new products, such as BigCommerce Payments. Our future capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives including our efforts in transitioning our customers to annual billings, continued reduction in churn, the timing of new product introductions, the continued impact of shifting trade policies and increased tariffs as well as inflation on the global economy, market risk due to elevated interest rates, our business, financial condition, and results of operations.

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

With our repurchases of the 2026 Convertible Notes, there was a reduction in our cash and cash equivalents and marketable securities. However, we believe as a result of the repurchases and extension of the remaining obligation, we have decreased our overall debt leverage and better optimized our maturities. The restructuring of the convertible notes requires semi-annual interest payments and increases our contractual interest rate to 7.50 percent.

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

Table of Content

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

Table of Content

2026 Convertible Notes

In September 2021, the Company issued $345.0 million aggregate principal amount of its 2026 Convertible Notes. The 2026 Convertible Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sales of the 2026 Convertible Notes was approximately $335.0 million after deducting offering and issuance costs related to the 2026 Convertible Notes and before the 2021 Capped Call transactions. Interest on the 2026 Convertible Notes accrues at a rate of 0.25 percent per annum, payable semi-annually in arrerars on April 1 and October 1 of each year, beginning on April 1, 2022.

In February 2025, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of its outstanding 2026 Convertible Notes to repurchase approximately $59.1 million aggregate principal amount of its 2026 Convertible Notes for aggregate cash consideration of approximately $54.4 million, including accrued but unpaid interest. This transaction resulted in a net gain on repurchases of debt of approximately $3.9 million, net $0.6 million write-off of unamortized debt issuance costs. As of March 31, 2025, approximately $4.0 million principal amount of 2026 Convertible Notes remain outstanding.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025 or as of December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. An immediate increase or decrease in interest rates of 100 basis points at March 31, 2025 could result in a $0.8 million market value reduction or increase of the same amount.

In August 2024, we issued the 2028 Convertible Notes with an aggregate principal amount of $150.0 million, the full amount of which is outstanding as of March 31, 2025. The 2028 Convertible Notes have a fixed interest rate of 7.50 percent; we do not face variable interest rate risk with respect to the 2028 Convertible Notes. The fair value of the 2028 Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the three months ended March 31, 2025 were transacted in U.S. dollars. As we continue our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2025, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2025, that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting that was disclosed in our Annual Report.

As discussed in Part II, Item 9A, “Controls and Procedures” in our Annual Report, we identified a material weakness in information technology (“IT”) general controls.

We did not maintain effective controls over (i) user access to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to the appropriate personnel; (ii) program change management for

Table of Content

financial applications to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. As a result, our related IT dependent manual and application controls that rely upon the affected IT general controls, or information coming from IT systems with affected IT general controls were also deemed ineffective.

Status of Remediation Efforts

In response to the material weakness identified and described above, our management, with the oversight of the Audit Committee of our Board of Directors, will continue through 2025 to dedicate significant efforts and resources to further improve our control environment and to take steps to remediate this material weakness.

Changes in internal control over financial reporting

Except for the remediation plans in connection with our ineffective disclosure controls and procedures described above, there have been no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in litigation related to claims arising from the ordinary course of our business. The Company believes that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A. Risk Factors.

Except as set forth below, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and financial results.

The current global trade environment is uncertain. Changes in trade policy, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, increased inflation or diminished expectations for the economy, and ultimately reduced demand for our and our customers’ products and services as a result of potential cost increases or reduced discretionary income of consumers. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital projects, or refinancing of debt maturities on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities.

In March 2025, the U.S. government implemented additional tariffs on goods from numerous countries, with potential for further increases in scope and amount depending on international responses. While these recent trade policy changes have not yet materially affected our business operations or financial performance, there is no assurance that we can fully mitigate the impact of future tariffs and associated economic consequences. These trade measures and any resulting retaliations could negatively affect our business and customers or may affect the demand for our platform and services, impact the competitive position of our customers' products or prevent our customers from selling products in certain countries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.

Table of Content

(c)

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Effective Date

3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 7, 2020

3.2	Second Amended and Restated Bylaws of the registrant.	8-K	001-39423	3.2	September 1, 2023

4.1	Indenture, dated September 14, 2021 between Registrant and U.S Bank National Association	8-K	001-39423	4.1	September 15, 2021

4.2	Form of certificate representing the 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	September 15, 2021

4.3	Indenture, dated as of August 7, 2024, between BigCommerce Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-39423	4.3	August 7, 2024

4.4	Form of certificate representing the 7.5% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.4	August 7, 2024

10.1	Form of Performance Unit Agreement	8-K	001-39423	10.1	March 8, 2024

10.2*	Sublease dated January 3, 2025	8-K	001-39423	10.2	January 10, 2025

10.3**	Amendment to Offer Letter dated March 5, 2025, by and between the Registrant and Travis Hess				March 5, 2025

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350c, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Table of Content

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

BigCommerce Holdings, Inc.

Date: May 8, 2025	By:	/s/ Travis Hess
Travis Hess
Chief Executive Officer

Date: May 8, 2025	By:	/s/ Daniel Lentz
Daniel Lentz
Chief Financial Officer