Form 10-Q
period 2025-06-30
Commerce.com, Inc.
filed 2025-07-31
CIK 1626450

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39423

Commerce.com, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2707656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11920 Alterra Parkway D11 / Suite 100 8th Floor Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 865-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series 1 common stock, $0.0001 par value per share	BIGC	The Nasdaq Global Market

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

As of July 29, 2025, the registrant had 80,735,080 shares of common stock, $0.0001 par value per share outstanding.

Table of Content

i

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Commerce.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$46,265	$88,877
Restricted cash	1,164	1,479
Marketable securities	88,190	89,283
Accounts receivable, net	51,767	48,117
Prepaid expenses and other assets, net	14,722	14,641
Deferred commissions	7,556	8,822
Total current assets	209,664	251,219
Property and equipment, net	8,983	9,128
Operating lease, right-of-use-assets	7,114	1,993
Prepaid expenses and other assets, net of current portion	5,797	3,146
Deferred commissions, net of current portion	4,143	5,559
Intangible assets, net	14,906	17,317
Goodwill	51,927	51,927
Total assets	$302,534	$340,289
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,775	$7,018
Accrued liabilities	3,464	3,194
Deferred revenue	55,738	46,590
Operating lease liabilities	1,766	2,438
Other liabilities	28,538	28,766
Total current liabilities	98,281	88,006
Convertible notes	157,545	216,466
Operating lease liabilities, net of current portion	6,709	1,680
Other liabilities, net of current portion	1,233	768
Total liabilities	263,768	306,920
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	669,068	654,905
Accumulated other comprehensive income	114	145
Accumulated deficit	(630,423)	(621,688)
Total stockholders’ equity	38,766	33,369
Total liabilities and stockholders’ equity	$302,534	$340,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue	$84,433	$81,829	$166,803	$162,189
Cost of revenue (1)	17,739	19,811	34,723	38,250
Gross profit	66,694	62,018	132,080	123,939
Operating expenses:
Sales and marketing(1)	35,071	34,425	65,437	66,857
Research and development(1)	18,310	20,287	37,516	40,275
General and administrative(1)	15,855	15,436	29,499	30,365
Amortization of intangible assets	2,520	2,452	4,855	4,919
Acquisition related costs	111	334	444	667
Restructuring charges	1,614	2,572	3,526	2,572
Total operating expenses	73,481	75,506	141,277	145,655
Loss from operations	(6,787)	(13,488)	(9,197)	(21,716)
Gain on convertible note extinguishment	0	0	3,931	0
Interest income	1,171	3,196	2,471	6,374
Interest expense	(2,522)	(720)	(5,065)	(1,440)
Other expense	(23)	(111)	(130)	(443)
Loss before provision for income taxes	(8,161)	(11,123)	(7,990)	(17,225)
Provision for income taxes	(221)	(132)	(745)	(422)
Net loss	$(8,382)	$(11,255)	$(8,735)	$(17,647)
Basic net loss per share	$(0.10)	$(0.15)	$(0.11)	$(0.23)
Shares used to compute basic net loss per share	80,122	77,456	79,482	77,041

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Cost of revenue	$720	$1,028	$1,466	$1,684
Sales and marketing	1,820	3,138	3,595	5,005
Research and development	2,740	3,273	5,782	6,749
General and administrative	2,045	2,582	1,901	5,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(8,382)	$(11,255)	$(8,735)	$(17,647)
Other comprehensive loss:
Net unrealized loss on marketable securities	(10)	(81)	(31)	(340)
Total comprehensive loss	$(8,392)	$(11,336)	$(8,766)	$(17,987)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	For the three and six months ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2024	78,573	$7	$654,905	$(621,688)	$145	$33,369
Proceeds from exercise of stock options	359	0	1,096	0	0	1,096
Release of restricted stock units	549	0	(1,225)	0	0	(1,225)
Stock-based compensation	0	0	5,209	0	0	5,209
Total other comprehensive loss	0	0	0	0	(21)	(21)
Net loss	0	0	0	(353)	0	(353)
Balance at March 31, 2025	79,481	$7	$659,985	$(622,041)	$124	$38,075
Proceeds from exercise of stock options	654	0	$1,973	0	0	$1,973
Release of restricted stock units	271	0	(126)	0	0	(126)
Stock-based compensation	0	0	7,236	0	0	7,236
Total other comprehensive loss	0	0	0	0	(10)	(10)
Net loss	0	0	0	(8,382)	0	(8,382)
Balance at June 30, 2025	80,406	$7	$669,068	$(630,423)	$114	$38,766

	For the three and six months ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity

Balance at December 31, 2023	76,410	$7	$620,021	$(594,658)	$163	$25,533
Proceeds from exercise of stock options	308	0	974	0	0	974
Release of restricted stock units	507	0	(1,325)	0	0	(1,325)
Stock-based compensation	0	0	8,388	0	0	8,388
Total other comprehensive loss	0	0	0	0	(259)	(259)
Net loss	0	0	0	(6,392)	0	(6,392)
Balance at March 31, 2024	77,225	$7	$628,058	$(601,050)	$(96)	$26,919
Proceeds from exercise of stock options	77	$0	$271	$0	$0	$271
Release of restricted stock units	397	0	0	0	0	0
Issuance of common stock as consideration for an acquisition	41	0	248	0	0	248
Stock-based compensation	0	0	10,009	0	0	10,009
Total other comprehensive loss	0	0	0	0	(81)	(81)
Net loss	0	0	0	(11,255)	0	(11,255)
Balance at June 30, 2024	77,740	$7	$638,586	$(612,305)	$(177)	$26,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Cash flows from operating activities
Net loss	$(8,382)	$(11,255)	$(8,735)	$(17,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,845	3,512	8,126	6,998
Amortization of discount on convertible notes	165	497	352	994
Amortization of premium on convertible notes	(408)	0	(810)	0
Stock-based compensation expense	7,236	10,009	12,445	18,397
Provision for expected credit losses	1,598	850	2,528	1,713
Gain on convertible notes extinguishment	0	0	(3,931)	0
Other	0	(37)	0	(37)
Changes in operating assets and liabilities:
Accounts receivable	(9,005)	(6,790)	(5,985)	(9,378)
Prepaid expenses and other assets	2,159	3,935	(2,925)	(1,025)
Deferred commissions	747	(402)	2,682	(191)
Accounts payable	444	(356)	1,122	(1,245)
Accrued and other liabilities	8,078	4,168	(59)	(433)
Deferred revenue	7,080	7,607	9,148	10,175
Net cash provided by operating activities	13,557	11,738	13,958	8,321
Cash flows from investing activities:
Cash paid for website domain name	0	0	(2,444)	0
Cash paid for acquisition	0	(100)	0	(100)
Purchase of property, equipment, leasehold improvements and capitalized internal-use software	(1,651)	(1,064)	(2,476)	(1,870)
Maturity of marketable securities	13,000	62,525	41,579	91,965
Purchase of marketable securities	(32,572)	(1,037)	(40,517)	(36,602)
Net cash provided by (used in) investing activities	(21,223)	60,324	(3,858)	53,393
Cash flows from financing activities:
Proceeds from exercise of stock options	1,973	271	3,069	1,245
Taxes paid related to net share settlement of stock options	(126)	0	(1,351)	(1,325)
Payment of convertible note issuance costs	0	0	(217)	0
Repayment of convertible notes and financing obligation	0	(137)	(54,528)	(271)
Net cash provided by (used in) financing activities	1,847	134	(53,027)	(351)
Net change in cash and cash equivalents and restricted cash	(5,819)	72,196	(42,927)	61,363
Cash and cash equivalents and restricted cash, beginning of period	53,248	62,012	90,356	72,845
Cash and cash equivalents and restricted cash, end of period	$47,429	$134,208	$47,429	$134,208
Supplemental cash flow information:
Cash paid for interest	$0	$6	$5,685	$445
Cash paid for taxes	$259	$42	$479	$182
Right-of-use asset obtained in exchange for new operating lease liability	$0	$0	$5,516	$0
Noncash investing and financing activities:
Capital additions, accrued but not paid	$735	$117	$735	$117
Fair value of shares issued as consideration for acquisition	$0	$248	$0	$248

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Notes to Condensed Consolidated Financial Statements

1. Overview

Subsequent to June 30, 2025, BigCommerce Holdings, Inc. changed its corporate name to Commerce.com, Inc (the "Company") effective July 31, 2025. This name change was approved by the Company's Board of Directors on July 21, 2025.

In connection with the corporate name change, the Company's ticker symbol on the Nasdaq Global Market will be changed from "BIGC" to "CMRC," effective as of the commencement of trading on or about August 1, 2025. The name change reflects the Company's strategic transformation and ongoing evolution beyond its flagship commerce platform.

Commerce.com, Inc. is the parent company behind BigCommerce, Feedonomics, and Makeswift, offering integrated, enterprise-grade solutions designed to meet the evolving needs of modern commerce. The Company provides solutions for businesses to innovate and, grow with an AI-driven commerce ecosystem. The Company's mission reflects a multi-product strategy and rebranding to accurately reflect the Company's role as a unified commerce platform.

The Company operates as a global, multi-tenant SaaS infrastructure that enables businesses of all sizes to launch and scale ecommerce operations with lower total cost of ownership and faster time to market. The Company's strategy centers on openness, extensibility, and partner collaboration, distinguishing itself from closed platforms by prioritizing customer choice and aligning with best-in-class providers in payments, fulfillment, ERP, marketing, and other categories to ensure customers can compose the right solution for their business. The Company believes the future of commerce is modular, intelligent, and user-controlled.

Unless otherwise indicated, all references to the "Company," "us," "we," or "our" in this Quarterly Report on Form 10-Q refer to Commerce.com, Inc., formerly known as BigCommerce Holdings, Inc.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information.

In the opinion of management, there have been no material changes from the significant accounting policies disclosed in Note 2 of the "Notes to Consolidated Financial Statements" included in our Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (our "Annual Report"). The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes in our Annual Report. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other period.

Basis of consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on December 31. References to "fiscal 2025," for example, refer to the fiscal year ending December 31, 2025.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions.

Significant estimates and assumptions made by management in these consolidated financial statements include:

•
the allowance for credit losses;

Table of Content

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

ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220)

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors more detailed disclosures around certain types of expenses, including employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses to be presented in the notes to the financial statements. ASU 2024-03 is effective for the Company's fiscal years beginning after December 15, 2026, and interim periods within fiscal years after December 15, 2027. The Company is currently assessing the impact this standard will have on the Company's consolidated financial statements.

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

Segments

The Company empowers businesses to innovate, grow, and thrive by providing open, AI-driven commerce ecosystem. Commerce.com is the AI-driven parent brand behind three core products of BigCommerce, Feedonomics, and Makeswift. The Company conducts business as a single operating and reportable segment, which is based upon the Company's current organizational

Table of Content

and management structure, as well as information used by the chief operating decisions makers (CODM) to allocate resources and assess company performance.

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

In accordance with ASU 2023-07, Segment Reporting (Topic 280), the Company has determined that net loss, as reported on the consolidated statement of operations, is the key measure of profitability that is required to be reported as it is the measure determined in accordance with measurement principles most consistent with GAAP. The CODM uses net loss to allocate resources and assess performance which enhances the CODM's ability to compare past financial performance with current financial performance and analyze business performance and trends. This metric is used when monitoring budget versus actual results, and to assess the performance of the Company's strategic priorities of driving efficient revenue growth. The significant expenses within net loss on which the CODM relies include those that are reported on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated Balance Sheets as Total assets.

Accounts receivable

Accounts receivable are stated at net realizable value and include both billed and unbilled receivables. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. Unbilled receivable balances arise primarily when the Company provides services in advance of invoicing for those services. Billing for revenues relating to the volume of transactions processed by the customer are generally billed a month in arrears, resulting in an unbilled receivable. The accounts receivable balance at June 30, 2025 and December 31, 2024 included unbilled receivables of $13.5 million and $15.5 million, respectively.

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

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2024	$3,338
Provision for expected credit losses	1,083
Recoveries of credit losses	(153)
Write-offs charged against the allowance	(709)
Balance at March 31, 2025	$3,559
Provision for expected credit losses	1,598
Write-offs charged against the allowance	(1,053)
Balance at June 30, 2025	$4,104

Contract Assets

The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets are recorded on the condensed consolidated balance sheets at the end of each reporting period in Prepaid expenses and other assets, net of current portion. Typically, contract assets arise from agreements that have tiered billings over the contract life, promotional billing periods, and partner and services revenue agreements that include substantive minimums. Net contract assets were $3.2 million as of June 30, 2025 as compared to $5.0 million as of December 31, 2024.

The Company is exposed to credit losses primarily through sales of products and services to customers and partners. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine what will ultimately be collected from its customers and partners. Delinquency level and customer type have been identified as the primary specific risk affecting the

Table of Content

Company’s contract assets. The estimate for losses is analyzed annually and adjusted as necessary. The Company has provisioned $0.3 million and $0.5 million for credit losses related to contract assets as of June 30, 2025 and December 31, 2024, respectively.

Deferred commissions

The Company capitalizes certain sales commissions earned by the Company’s sales and account management teams as these commission payments are considered incremental and recoverable costs of obtaining a contract with a customer. The Company begins amortizing deferred commissions costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit. The Company amortizes deferred sales commissions ratably over the customer life, which is approximately 3 years. The amortization of deferred commission is recorded in sales and marketing expense within the condensed consolidated statement of operations. The Company periodically reviews the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of the deferred costs.

Deferred revenue

Deferred revenue primarily consists of amounts that have been received from customers in advance of the performance obligation being satisfied. The Company recognizes revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services. The Company recognized $10.0 million and $32.1 million of previously deferred revenue during the three and six months ended June 30, 2025.

The Company experienced an increase in the deferred revenue balance of $9.1 million as of June 30, 2025, compared to December 31, 2024, which was primarily driven by the Company's continued shift to annual billing cycles. These increases were offset by the impact of amounts included in net contract assets due to timing differences between billings, revenue recognition and cash collections.

Revenue Recognition

Subscription solutions

Subscription solutions revenue consists primarily of subscription fees from all plans and recurring professional services. Subscription solutions are typically charged annually for the Company’s customers to sell their products and process transactions on the BigCommerce platform. Subscription solutions are generally charged per online store and are based on the store’s subscription plan. Subscription fees are adjusted if a customer’s gross merchandise volume ("GMV") or orders processed are above specified plan thresholds on a trailing twelve-month basis. For most subscription solutions arrangements, the Company utilizes the right to invoice practical expedient and, therefore, recognizes fixed monthly fees or a pro-rata portion of fees and any transaction fees as revenue in the month they are earned. The Company utilizes a pricing structure that provides a discount to the contractual price for customers who have prepayment terms. The total subscription fee and recurring professional services are recognized on a straight-line basis over the term of the contract. In determining the amount of revenue to be recognized, the Company determines whether collection of the entire transaction price is probable. Only amounts deemed probable are recognized as revenue. Key factors in this determination are historical contract termination rates, general economic factors, and customer specific factors.

Subscription solutions includes revenue from Feedonomics. Feedonomics provides a AI-based product data feed management platform and related services that enables online retailers and other sellers to automate online listings of the sellers’ information across multiple third-party marketplaces and advertisers. The Company provides these services under service contracts which are generally one year or less, and in many cases month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising). Services are performed and fees are determined based on monthly usage and are billed in arrears.

Contracts with the Company’s retail customers are generally month-to-month, while contract terms with the Company’s enterprise customers generally range from one to three years. Contracts are typically non-cancelable and do not contain refund-type provisions. Revenue is presented net of sales tax and other taxes the Company collects on behalf of governmental authorities.

Partner and services

The Company's partner and services revenue includes revenue share, partner technology integrations, and marketing services provided to partners. Revenue share primarily relates to fees earned by the Company’s partners from customers using the BigCommerce platform, where the Company has an arrangement with such partners to share such fees as they occur. Revenue share is recognized at the time the earning activity is complete, which is generally monthly and variable based on customer usage. Revenue for partner technology integrations is recorded on a straight-line basis over the life of the contract commencing when the integration has been completed. Revenue for marketing services are recognized either at the time the earning activity is complete, or ratably over the

Table of Content

length of the contract, depending on the nature of the obligations in the contract. Payments received in advance of services being rendered are recorded as deferred revenue and recognized when the obligation is completed.

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

The Company’s subscription contracts are generally comprised of a single performance obligation to provide access to the BigCommerce platform, but can include additional performance obligations. For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (“SSP”) for any distinct service, the Company may be required to allocate the contract’s transaction price to each performance obligation using the Company’s best estimate of SSP. Judgment is required to determine the SSP for each distinct performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The primary method used to estimate SSP is the observable prices of products or services sold or priced separately in comparable circumstances to similar customers.

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

Remaining performance obligation

The Company's remaining performance obligations are contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligations are subject to future economic risks, including bankruptcies, regulatory changes and other market factors.

Remaining performance obligation consisted of the following:

(in thousands)	Current	Noncurrent	Total
As of June 30, 2025	$122,565	$58,221	$180,786

Cost of revenue

Cost of revenue consists primarily of personnel-related costs, including: stock-based compensation expenses for customer support and professional services personnel; costs of maintaining and securing infrastructure and platform; allocation of overhead costs and credit card processing fees; and amortization expense associated with capitalized internal-use software.

Stock-based compensation

The Company issues stock options, restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”) to eligible employees and directors.

Table of Content

The Company values stock options using the Black-Scholes option-pricing model at the date of grant and recognizes the related stock-based compensation expense on a straight-line basis over the service period, net of estimated forfeitures, which is typically four years.

The Company typically values RSUs at the closing market price on the date of grant. RSUs typically vest in equal installments over a four-year period, subject to continued service, and stock-based compensation expense is recognized straight-line over the requisite service period.

The Company grants PSUs to executive officers and other members of senior management which provide for shares of common stock to be earned based on the Company's total stockholder return compared to the Russell 2000 index, and are referred to as market-based awards. The Company values these market-based awards on the grant date using the Monte Carlo simulation model. The determination of fair value is affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company assumes no dividend yield and recognizes stock-based compensation expense on a straight-line basis from grant date over the service period of the award. The market-based awards will cliff-vest at the end of the three-year period ranging from 0 percent to 200 percent of the target number of PSUs granted.

The Company also grants PSUs which provide for shares of common stock to be earned based on its attainment of the Company's adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") and revenue relative to a target specified in the applicable agreement, and are referred to as Company performance-based awards. The Company typically values these awards at the closing market price on the date of grant. The vesting of Company performance-based awards is conditioned upon the achievement of certain targets and will vest in three annual tranches in a percentage of the target number of shares between 0 percent to 200 percent. The Company recognizes stock-based compensation expense on a straight line basis over the service period, if it is probable that the performance condition will be achieved. Adjustments to stock based compensation expense are made, as needed, each reporting period based on changes in our estimate of the number of units that are probable of vesting.

Certain executives have legal rights related to their unvested stock awards through their change in control provision.

Restructuring charges

Costs to restructure certain internal operations are accounted for as termination and exit costs. A liability for a cost associated with restructuring activities is recognized and measured at its estimated fair value in our condensed consolidated balance sheet in the period the liability is incurred. All costs relating to restructurings are recorded as "Restructuring charges" in the condensed consolidated statement of operations.

The Company recognizes employee severance costs when payments are probable and amounts are estimable or when notification occurs, depending on whether the severance costs paid are part of the Company's general plan. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require the Company to revise its initial estimates, which may materially affect the condensed consolidated results of operations and financial position in the period the revision is made. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Additionally, restructuring charges include considerations of various capital alternatives or changes in business activities which include expenses related to the change in the Company's go-to-market strategy, asset abandonment costs, accelerated depreciation, software impairments, professional services, and other costs.

Capitalized Interest

The Company capitalizes interest costs in accordance with ASC 835-20, Interest - Capitalization of Interest. Capitalization of interest applies to qualifying assets that require a period of time to be prepared for their intended use, primarily internal-use software development projects.

The amount of interest capitalized is based on the level of expenditures incurred on eligible internal-use software projects during the development stage and the Company's weighted-average borrowing rate during the capitalization period. Capitalization of interest continues as long as the activities necessary to prepare the asset for its intended use are in progress and ceases when the asset is substantially complete and ready for use.

3. Revenue recognition and deferred costs

Revenue recognition

The Company’s source of revenue consists of subscription solutions fees and partner and services fees. These services allow customers to access the Company’s subscription solutions over the contract period. The customer is not allowed to take possession of

Table of Content

the solutions or transfer the solutions. The Company’s revenue arrangements do not contain general rights of refund in the event of cancellations.

Disaggregation of revenue

The following table disaggregates revenue by major source:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Subscription solutions	$63,656	$61,796	$125,769	$122,755
Partner and services	20,777	20,033	41,034	39,434
Revenue	$84,433	$81,829	$166,803	$162,189

Revenue by geographic region was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue:
United States	$64,405	$62,428	$127,026	$123,567
EMEA	9,889	9,281	19,854	18,473
APAC	6,118	6,343	12,043	12,597
Rest of World	4,021	3,777	7,880	7,552
Revenue	$84,433	$81,829	$166,803	$162,189

Revenue by geographical region is determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. Revenue attributed to the United States was approximately 76 percent during the three and six months ended June 30, 2025 and 2024. Revenue attributed to EMEA was approximately 12 percent for the three and six months ended June 30, 2025 and approximately 11 percent for the three and six months ended June 30, 2024. No single region, other than the United States and EMEA, represented more than ten percent of total revenue during the three and six months ended June 30, 2025 and 2024.

Deferred commissions

The Company amortizes certain sales commissions costs that are considered incremental and recoverable costs of obtaining a contract with a customer. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, and the remainder is recorded in deferred commissions, net of current portion reflected on the condensed consolidated balance sheets. The Company did not recognize an impairment of deferred commissions for the three and six months ended June 30, 2025 and 2024.

Sales commissions of $1.6 million and $2.8 million were deferred for the three months ended June 30, 2025 and 2024, respectively; and $2.2 million and $5.0 million were deferred for the six months ended June 30, 2025 and 2024, respectively.

Deferred commission amortization expense was $2.5 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively; and $5.1 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively.

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

Table of Content

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

The following table presents information about the Company’s cash equivalents and marketable securities that were measured at fair value as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$8,110	$0	$0	$8,110
Marketable securities:
Corporate bonds	0	16,007	0	16,007
U.S. treasury securities	72,183	0	0	72,183
Total marketable securities	$72,183	$16,007	$0	$88,190

(1) Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets, in addition to $39.3 million of cash as of June 30, 2025.

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

The contractual maturities of the investments classified as marketable securities were as follows:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Due within 1 year	$88,190	$70,933
Due in 1 year through 2 years	0	18,350
Total marketable securities	$88,190	$89,283

Table of Content

The following tables summarize the gains, losses, and estimated fair value of cash equivalents, marketable securities as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$8,110	$0	$0	$8,110
Marketable securities:
Corporate bonds	15,913	94	0	16,007
U.S. treasury securities	72,163	30	(10)	72,183
Total marketable securities	$88,076	$124	$(10)	$88,190

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$46,033	$0	$0	$46,033
Marketable securities:
Corporate bonds	24,859	91	(7)	24,943
U.S. treasury securities	62,063	68	(7)	62,124
Agency bonds	2,216	0	0	2,216
Total marketable securities	$89,138	$159	$(14)	$89,283

5. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

Goodwill amounts are not amortized but tested for impairment on an annual basis or more often when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill for the three and six months ended June 30, 2025 and 2024.

Finite-lived intangible assets are amortized on a straight-line basis over the useful life. During the three months ended March 31, 2025, the Company acquired a website domain name for $2.4 million. Intangible assets amortization was $2.5 million for the three months ended June 30, 2025 and 2024, and was $4.9 million for the six months ended June 30, 2025 and 2024. There was no impairment of intangible assets for the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025, expected amortization expense for intangible assets was as follows:

(in thousands)	June 30, 2025
Remaining six months of 2025	$3,621
2026	5,589
2027	3,544
2028	2,152
Total	$14,906

6. Commitments, contingencies, leases, legal proceedings, and defined contribution plan

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. In general, the resolution of a legal matter could prevent the Company from offering its service to others, could be material to the

Table of Content

Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s reputation and future operating results.

In the ordinary course of business, the Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company's condensed consolidated financial statements or statements of cash flows.

Purchase Obligations

The Company has contractual commitments for services with third-parties related to hosting and internal software systems. These commitments are non-cancellable and expire within one to four years. The Company had unconditional purchase obligations as of June 30, 2025 as follows:

(in thousands)	As of June 30, 2025
Remaining six months of 2025	$14,067
2026	29,104
2027	26,247
2028	29,000
Total	$98,418

Leases

The Company leases facilities under operating lease agreements that expire at various dates through 2031. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to deferred lease payments and lease incentives. Renewal options were not included in the right-of-use asset and operating lease liability calculation. As of June 30, 2025, there were no finance leases. There was no impairment recorded for leases for the three and six months ended June 30, 2025 and 2024.

During the first quarter of 2025, in connection with the 2024 Restructure (as defined below in Note 7), the Company entered into a sublease agreement for approximately 6 years to relocate its Austin headquarters. The Company is responsible for additional expenses, including taxes, and provided a cash security deposit to the sublessor. The sublease commenced in March 2025, and expires on the earlier of January 31, 2031, or two months prior to such earlier date as the Master Lease (as defined in the Sublease) may otherwise expire or terminate.

Operating lease expense was $0.4 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and was $0.6 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively.

The future maturities of operating lease liabilities are as follows:

(in thousands)	As of June 30, 2025
Remaining six months of 2025	$1,111
2026	1,494
2027	2,101
2028	2,259
Thereafter	4,367
Total minimum lease payments	$11,332
Less imputed interest	(2,857)
Total lease liabilities	$8,475

Defined contribution plan

The Company sponsors a tax-qualified 401(k) defined contribution retirement plan for its U.S. employees (the "Plan"). The Plan allows for eligible employees to participate by contributing a portion of their compensation on a pre-tax basis, subject to annual limits established by the Internal Revenue Service. As of January 1, 2025, the Company began matching 50 percent of the first 6 percent of eligible compensation contributed by a participating U.S. employee to the Plan.

Table of Content

Matching contributions are recognized as compensation expense in the period in which the associated employee services are rendered. For the three and six months ended June 30, 2025, the Company recorded $0.7 million and $1.4 million, respectively, in compensation expense related to employer matching contributions to the Plan. No expense was recorded in fiscal year 2024 related to employer matching contributions as the employer matching compensation was implemented in the three months ended March 31, 2025.

7. Restructuring charges

During the three months ended September 30, 2024, the Company commenced a restructuring plan (the “2024 Restructure”) intended to reinvest in product delivery and increase sales capacity, to reduce operating costs, improve operating margins and continue to advance the Company's ongoing commitment to profitable growth and rebranding. During the three and six months ended June 30, 2025, the Company incurred restructuring charges, consisting primarily of severance benefits, accelerated depreciation, and professional services costs. Within the condensed consolidated balance sheet, the liability for severance benefits of $1.3 million and $1.7 million as of June 30, 2025 and December 31, 2024, respectively, are recorded to other current liabilities. Professional services costs of $0.5 million as of June 30, 2025 and December 31, 2024, are recorded in accounts payable and other current liabilities. These charges were recorded within Restructuring Charges on the accompanying condensed consolidated statement of operations.

The Company expects to incur additional costs relating to the 2024 Restructure of approximately $0.6 million to $1.8 million through fiscal 2025 relating to contract terminations and professional services costs. The additional expenses the Company expects to incur are subject to assumptions, and actual expenses may differ from the estimates disclosed above.

The following table summarizes the activities related to the Company's 2024 restructuring charges:

	As of June 30, 2025				As of December 31, 2024
(in thousands)	Workforce reduction	Real Estate and Internal Use Software	Other Restructuring Charges	Total	Workforce reduction	Real Estate and Internal Use Software	Other Restructuring Charges	Total
Liability, beginning of the period	$1,748	$184	$480	$2,412	$1,516	$0	$0	$1,516
Additional charges	1,319	1,178	1,029	3,526	6,971	262	3,899	11,132
Real estate and internal-use software charges	0	0	0	0	0	3,533	0	3,533
Gain on lease termination	0	0	0	0	0	(988)	0	(988)
Payments	(1,814)	(116)	(1,040)	(2,970)	(6,674)	(73)	(3,419)	(10,166)
Non-cash items	0	(1,119)	0	(1,119)	(65)	(2,550)	0	(2,615)
Liability, end of the period	$1,253	$127	$469	$1,849	$1,748	$184	$480	$2,412

8. Other liabilities

The following table summarizes the components of other current liabilities:

	As of June 30,	As of December 31,
(in thousands)	2025	2024
Payroll and payroll related expenses	$12,084	$13,945
Accounting & legal professional services	5,691	3,212
Other	3,611	4,580
Sales tax payable	2,984	2,007
Restructuring related charges	1,353	2,169
Accrued Interest	2,815	2,853
Other liabilities	$28,538	$28,766

Table of Content

9. Debt

The Company's convertible note obligations, including the level within the fair value hierarchy (see note 4. Fair Value Measurements), are as follows:

	As of June 30, 2025					As of December 31, 2024
	Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value		Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value
(in thousands)				Amount	Level				Amount	Level
2028 Convertible Notes*	$150,000	$3,517	$153,517	154,815	3	$150,000	$4,011	$154,011	$155,960	3
2026 Convertible Notes**	4,060	(32)	4,028	3,756	2	63,132	(677)	62,455	55,912	2
Total carrying value of convertible notes			$157,545					$216,466

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

The following table presents details of the Company's convertible notes as of June 30, 2025 which are further discussed below:

	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal (in thousands)	Conversion Rate for Each $1,000 Principal	Initial Conversion Price per Share
2028 Convertible Notes	August 2024	10/1/2028	7.50%	$150,000	$62.50	$16.00
2026 Convertible Notes	September 2021	10/1/2026	0.25%	$4,060	$13.68	$73.11

The total interest expense recognized related to the Company’s convertible notes and financing obligation consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$2,815	$223	$5,647	$446
Amortization of (premium) and issuance costs	(243)	497	(458)	994
Capitalization of interest expense	(50)	0	(124)	0
Total	$2,522	$720	$5,065	$1,440

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

Table of Content

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

As of June 30, 2025, approximately $150.0 million aggregate principal amount of 2028 Convertible Notes remain outstanding. The remaining unamortized debt issuance costs are recorded as a contra-liability and are amortized utilizing the effective interest rate of approximately 8 percent over the term of the 2028 Convertible Notes. The remaining unamortized premium related to the fair value adjustment of the 2028 Convertible Notes is amortized using an effective interest rate of approximately 6 percent. The Company is in compliance with the terms of the indenture, and has not experienced any events that would constitute an event of default.

2026 Convertible Notes

As of June 30, 2025, approximately $4.0 million principal amount of 2026 Convertible Notes remain outstanding. The remaining unamortized debt issuance costs are recorded as a contra-liability and are amortized utilizing the effective interest rate of 0.84 percent over the term of the 2026 Convertible Notes.

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

A total of 3,873,885 shares of common stock were initially authorized and reserved for issuance under the 2020 Plan. This share reserve automatically increased, and will continue to increase, on each subsequent January 1st through and including January 1, 2031, by an amount equal to the smaller of (a) 5 percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by the board of directors. As of June 30, 2025, a total of 4,552,545 shares of common stock remain available for future issuance under the 2020 Plan.

Stock options

Stock options generally vest and become exercisable over a service period of 4 years from the date of grant, subject to continued service. The following table summarizes the weighted-average grant date value of options and the assumptions used to develop their fair value.

	Six months ended June 30,
	2025	2024
Weighted-average grant date fair value of options	$4.53	$4.54
Risk-free interest rate	4.07% - 4.10%	4.10%
Expected volatility	68.60% - 69.21%	64.53%
Expected life in years	6.07 years	6.10 years

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

(in thousands)	Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2024	4,684	$8.25	$8,311
Options granted	747	6.92	0
Exercised	(1,013)	3.03	2,800
Plan shares expired or canceled	(719)	18.07	5
Balance as of June 30, 2025	3,699	$7.50	$3,755
Vested and expected to vest	3,240	$7.47	$3,755
Exercisable as of June 30, 2025	2,241	$7.48	$3,755

At June 30, 2025, there was an estimated $4.3 million of total unrecognized compensation expense related to stock options, which reflects outstanding stock option awards that are vested and outstanding stock option awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.90 years.

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2025 was as follows:

Table of Content

(in thousands)	Outstanding	Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2024	5,744	$11.57	$35,152
Granted – restricted stock units	1,893	6.63	12,553
Canceled	(862)	13.20	5,145
Vested and converted to shares	(890)	13.49	5,088
Balance as of June 30, 2025	5,885	$9.45	$29,423
Vested and expected to vest	4,516	$9.85	$22,580

Market-based and performance-based restricted stock unit activity for the six months ended June 30, 2025 was as follows:

(in thousands)	Outstanding	Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2024	396	$7.90	$2,281
Granted – market-based and performance-based restricted stock units	765	6.89	3,825
Canceled	(119)	8.07	685
Vested and converted to shares	(163)	7.09	1,157
Balance as of June 30, 2025	879	$7.34	$4,395
Vested and expected to vest	629	$7.21	$3,145

During the three months ended June 30, 2025, the Company's Board of Directors approved performance grants of 2025 market-based and performance-based PSUs pursuant to the 2020 Plan. The grant date fair value for the market-based awards was calculated utilizing a Monte Carlo simulation. Significant assumptions used in the Monte Carlo simulation model for the market-based restricted stock unit awards granted are as follows:

	Six months ended June 30,
	2025	2024
Volatility	64.59%	65.71%- 75.43%
Risk-free interest rate	3.63%	4.22% - 4.31%
Dividend yield	0.00%	0.00%

The aggregate expected stock-based compensation expense remaining to be recognized as of June 30, 2025 is $35.3 million related to RSUs and PSUs (performance-based and market-based awards), which reflects outstanding stock awards that are vested and outstanding stock awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.36 years.

11. Income taxes

The income tax expense for the three and six months ended June 30, 2025 is based on the estimated annual effective tax rate for fiscal 2025. The Company’s provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

For the three months ended June 30, 2025 and 2024, the Company’s provision for income taxes reflected an effective tax rate of (2.71) percent and (1.16) percent, respectively. For the six months ended June 30, 2025 and 2024, the Company had an effective tax rate of (9.32) percent and (2.45) percent, respectively.

For the three and six months ended June 30, 2025 and 2024, the Company’s effective tax rate was lower than the U.S. federal statutory rate of 21 percent primarily due to the Company's valuation allowance offsetting the benefits of losses. The Company’s total income tax expense consists primarily of state current income tax expense unable to be offset by attributes, deferred income tax expense relating to the tax amortization of acquired goodwill, and current income tax expense from foreign operations.

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

Subsequent to the three months ended June 30, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. effective July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business

Table of Content

provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The company is currently assessing the impact on its condensed consolidated financial statements.

Table of Content

12. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for the period. Because the Company has reported a net loss for the three and six months ended June 30, 2025, and 2024, the number of shares used to calculate diluted net loss per share is the same as the number of shares used to calculate basic net loss per share for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Numerator:
Net loss	$(8,382)	$(11,255)	$(8,735)	$(17,647)
Denominator:
Weighted average shares outstanding	80,122	77,456	79,482	77,041
Net loss per share	$(0.10)	$(0.15)	$(0.11)	$(0.23)

The following potentially dilutive securities outstanding have been excluded from the computation of basic weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of June 30,
(in thousands)	2025	2024
Stock options outstanding	3,699	4,753
Restricted stock units	6,764	6,575
Convertible notes	9,431	4,719
Total potentially dilutive securities	19,894	16,047

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
•
our inability to successfully execute our rebranding initiative;
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
•
our ability to implement a go-to-market strategy that focuses on efficient profitable revenue growth, operating leverage, and positive cash flow, may be impacted by unforeseen challenges in streamlining our organization and adapting to market dynamics;
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

Table of Content

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

Investors and others should note that we announce material financial information to our investors using our investor relations website (investors.bigcommerce.com), SEC filings, press releases, public conference calls and webcasts. We intend to use our investor relations website as a means of disclosing information about our business, our financial condition and results of operations and other matters and for complying with our disclosure obligations under Regulation FD. The information we post on our investor relations website, including information contained in investor presentations, may be deemed material. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts.The information on our website, however, is not, and should not be deemed to be, a part of this Quarterly Report on Form 10-Q.

Overview

We are positioned to become the leading provider of an intelligent, composable ecommerce infrastructure that empowers businesses to innovate and grow in the era of AI-driven, agentic commerce. Our software-as-a-service platform serves as the connection for modern digital commerce, enabling merchants to orchestrate sophisticated, personalized shopping experiences across both owned and third-party channels. We support a wide range of use cases across business-to-business ("B2B") and business-to-consumer ("B2C"), with a focus on mid-market and enterprise merchants that require advanced capabilities to scale.

Our unified platform is anchored by three core products: BigCommerce, our flexible and open commerce engine; Feedonomics, our AI-powered product data optimization and syndication platform; and Makeswift, our next-generation visual editor for storefront and content experiences. Together, these products enable merchants to centralize product data, power dynamic shopping experiences, and optimize visibility across discovery and buying channels, including emerging agentic surfaces. Through this combination, we deliver highly differentiated value for merchants that need to operate across complex markets, industries, and commerce workflows.

We are built around an open, partner-centric architecture. Rather than offering a closed technology stack, we prioritize flexibility and interoperability with a curated ecosystem of leading technology partners. This includes integrations across payments, tax, shipping, order management, content management system ("CMS"), customer relationship management ("CRM"), and AI-enhanced marketing technology. Our strategy stands in contrast to competitors that seek to control the full commerce technology stack; we instead focus our innovation and investment in core commerce capabilities, data orchestration, and enabling merchant agility through best-of-breed integrations.

We are providing AI-powered shopping as it is transforming the way consumers discover, evaluate, and purchase products. We offer structured product data and composable technology stacks that are essential for merchant success. Our rebrand reflects not only who we are today, but where digital commerce is going. We are executing against a strategy to enable businesses to adapt quickly, sell everywhere, and grow on their own terms, powered by intelligent infrastructure designed for the future.

We plan to continue to invest in our strategic B2B and B2C offerings, as well as building new partnerships and continuing to develop our portfolio of professional-grade commerce solutions for forward-focused businesses. We will also invest in and grow our business by acquiring additional customers to our platform, growing our revenue with existing customers, and expanding our presence in new markets while maintaining a focus on profitability.

Table of Content

Key factors affecting our performance

Our operational and financial results have been, and will continue to be, affected by a number of factors that present significant opportunities as well as risks and challenges, including those discussed below and elsewhere in this quarterly report and in our Annual Report.

Strategic Brand Unification

We completed a strategic rebranding initiative, unifying our three core owned products; BigCommerce, Feedonomics, and Makeswift under a single brand identity: Commerce. This rebranding reflects a broader structural integration of our platform designed to enable a more cohesive and scalable approach to AI-led composable commerce.

This unification has allowed us to align internal operations across product development, sales and marketing, and customer success. Functionally, the unified platform now operates as a multi-layered solution that includes storefront capabilities, embedded data services, and a growing network of curated partnerships.

Our architecture is designed to support a wide range of commerce use cases, allowing us to operate flexibly across the technology stack as the storefront experience, the underlying data infrastructure, or the full platform layer depending on merchant needs. This flexible model enhances our ability to support both complex and emerging commerce environments, while improving our ability to cross-sell platform capabilities and drive incremental revenue.We believe this versatility is a key differentiator in the market and positions us to capture value across a broad spectrum of ecommerce environments.

Leveraging artificial intelligence to drive value

AI has become a core component of our strategic and operational framework, supporting key initiatives across product development, customer experience, and go-to-market execution. We continue to advance our AI strategy, which is focused on delivering practical, merchant-facing outcomes like improved product discoverability, optimized pricing, and more intelligent storefront experiences. Building on foundational investments in sales and marketing automation, onboarding workflow, and developer tools, we expanded our AI integration across our platform and partner ecosystem.

Our partnerships with leading AI-focused companies also continue to deepen. These partnerships are enhancing our ability to deliver structured and enriched product data into AI-powered search and answer engines, thereby improving merchant discoverability. Our AI initiatives aim to accelerate time-to-market, reduce operational complexity, and enhance revenue performance for merchants of all sizes. Our focus remains on embedding AI deeply and responsibly across the commerce lifecycle, in ways that drive merchant outcomes and align with our broader platform evolution.

Investment in core offerings

We remain committed to growing our presence across both B2B and B2C commerce. The rapid growth in ecommerce adoption is driven by digital transformation, the rise of AI-powered discovery, and shifts in buyer behavior is prompting companies to adopt platforms like Commerce.com to create branded ecommerce stores and power cross-channel connections to online marketplaces, social networks, and offline point of sale ("POS") systems.

To meet the evolving needs of enterprise B2B businesses, we released product enhancements, including multi-company hierarchy support and an upgraded configure-price-quote ("CPQ") tool. These enhancements are designed to enable large enterprises to more efficiently manage organizational structures and quoting workflow.

In B2C, we continue to execute on our strategic customer strategy, targeting operationally complex and underserved verticals beyond the traditional fashion, beauty, and apparel sectors often prioritized by legacy platforms. We believe that this strategic focus positions us to better address differentiated merchant needs and capture additional market share over time.

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

Our new branded payments offering remains on track for a fiscal year 2026 launch, which will be an optional payments offering for small and medium-sized customers looking for a stream-lined, integrated offering with competitive processing rates. This offering aims to improve our overall monetization and retention rates in the BigCommerce platform business.

Table of Content

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

Average revenue per account

We calculate ARPA at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of June 30, 2025, includes all subscription solutions and professional services billed between January 1, 2025, and June 30, 2025. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

Enterprise Account metrics

To measure the effectiveness of our ability to execute against our growth strategy, we calculate ARR attributable to enterprise accounts.

The chart below illustrates certain of our key business metrics as of the periods ended:

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
ARR (in thousands)	$354,608	$350,835	$349,599	$347,787	$345,832
Subscription ARR (in thousands)	$267,951	$264,922	$264,541	$263,933	$263,526
Enterprise Account metrics:
Number of Enterprise Accounts	5,803	5,825	5,884	5,892	5,961
ARR attributable to Enterprise Accounts (in thousands)	$269,276	$263,815	$261,590	$256,893	$253,798
ARR attributable to Enterprise Accounts as a percentage of ARR	76%	75%	75%	74%	73%
Average Revenue Per Account	$46,403	$45,290	$44,458	$43,600	$42,576

Net revenue retention

Table of Content

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

We also generate partner revenue from our technology application ecosystem. Customers tailor their stores to meet their feature needs by integrating applications developed by our strategic technology partners. We enter into contracts with our strategic technology partners that are generally for one year or longer. We generate revenue from these contracts in three ways: (1) revenue-sharing arrangements, (2) technology integrations, and (3) partner marketing and promotion. We recognize revenue on a net basis from revenue-sharing arrangements when the underlying transaction occurs

We also generate revenue from non-recurring professional services that we provide to complement the capabilities of our customers and their agency partners. Our services help improve customers’ time-to-market and the success of their businesses. Our non-recurring services include education packages, launch services, solutions architecting, implementation consulting, and catalog transfer services.

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

Research and development

Research and development expenses consist primarily of personnel-related expenses (including stock-based compensation expense and associated payroll costs) incurred in maintaining and developing enhancements to our ecommerce platform, optimization of AI-powered data and flexible storefront creation, and allocated overhead costs. Software development costs associated with internal use software which are incurred during the application development phase and meet other requirements are capitalized.

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

Restructuring charges

Restructuring charges consist primarily of severance benefits, right-of-use asset impairments, lease termination gain, software impairments, accelerated depreciation and amortization, and professional services and other costs.

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

Interest expense

Interest expense consists primarily of the interest expense from the amortization of the debt issuance costs and coupon interest attributable to our 2028 and 2026 Convertible Notes with offsetting amortization of the debt premium related to the 2028 Convertible Notes and capitalization of interest expense.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$84,433	$81,829	$166,803	$162,189
Cost of revenue (1)	17,739	19,811	34,723	38,250
Gross profit	66,694	62,018	132,080	123,939
Operating expenses:
Sales and marketing(1)	35,071	34,425	65,437	66,857
Research and development(1)	18,310	20,287	37,516	40,275
General and administrative(1)	15,855	15,436	29,499	30,365
Amortization of intangible assets	2,520	2,452	4,855	4,919
Acquisition related costs	111	334	444	667
Restructuring charges	1,614	2572	3,526	2,572
Total operating expenses	73,481	75,506	141,277	145,655
Loss from operations	(6,787)	(13,488)	(9,197)	(21,716)
Gain on convertible note extinguishment	0	0	3,931	0
Interest income	1,171	3,196	2,471	6,374
Interest expense	(2,522)	(720)	(5,065)	(1,440)
Other expense	(23)	(111)	(130)	(443)
Loss before provision for income taxes	(8,161)	(11,123)	(7,990)	(17,225)
Provision for income taxes	(221)	(132)	(745)	(422)
Net loss	$(8,382)	$(11,255)	$(8,735)	$(17,647)

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$720	$1,028	$1,466	$1,684
Sales and marketing	1,820	3,138	3,595	5,005
Research and development	2,740	3,273	5,782	6,749
General and administrative	2,045	2,582	1,901	5,174

Revenue by geographic region

The composition of our revenue by geographic region during the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	(dollars in thousands)
Revenue:
United States	$64,405	$62,428	$1,977	3.2%	$127,026	$123,567	$3,459	2.8%
EMEA	9,889	9,281	608	6.6	19,854	18,473	1,381	7.5
APAC	6,118	6,343	(225)	(3.5)	12,043	12,597	(554)	(4.4)
Rest of World	4,021	3,777	244	6.5	7,880	7,552	328	4.3
Total Revenue	$84,433	$81,829	$2,604	3.2%	$166,803	$162,189	$4,614	2.8%

Table of Content

Comparison of the three and six months ended June 30, 2025 and June 30, 2024

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	(dollars in thousands)
Revenue
Subscription solutions	$63,656	$61,796	$1,860	3.0%	$125,769	$122,755	$3,014	2.5%
Partner and services	20,777	20,033	744	3.7	41,034	39,434	1,600	4.1
Total revenue	$84,433	$81,829	$2,604	3.2%	$166,803	$162,189	$4,614	2.8%

Total revenue increased for the three months ended June 30, 2025, from the three months ended June 30, 2024, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased primarily due to increases in enterprise and mid-market activity. Partner and services revenue increased primarily as a result of increases in revenue share activity.

Total revenue increased for the six months ended June 30, 2025, from the six months ended June 30, 2024, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased primarily due to growth in enterprise, mid-market, and Feedonomics activity. Partner and services revenue increased primarily as a result of increases in revenue share activity offset by decreases in stand ready and integration activity.

Cost of revenue, gross profit, and gross margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	(dollars in thousands)
Cost of revenue	$17,739	$19,811	$(2,072)	(10.5)%	$34,723	$38,250	$(3,527)	(9.2)%
Gross profit	66,694	62,018	4,676	7.5	132,080	123,939	8,141	6.6
Gross margin percentage	79.0%	75.8%			79.2%	76.4%

Cost of revenue decreased for the three months ended June 30, 2025, from the three months ended June 30, 2024. The decrease in expense is primarily attributable to the recording of certain expenses in sales and marketing in the second quarter of 2025 while prior years expenses of $1.4 million were recorded in cost of revenue as certain employees were moved from customer support roles to sales and marketing roles in connection with our restructuring initiatives. The remaining changes relate to payroll costs and share-based compensation expense of $1.2 million, partially offset by increases in other expenses including software costs and professional services of $0.7 million.

Cost of revenue decreased for the six months ended June 30, 2025, from the six months ended June 30, 2024. A portion of the decrease is attributable to the recording of certain expenses in sales and marketing in the second quarter of 2025 while in prior years expenses of $2.8 million were recorded in cost of revenue due to changes in employee roles. The remaining change was primarily due to decreases in payroll costs and share-based compensation expense of $1.9 million, partially offset by increases in other expenses such as software costs and professional services of $1.2 million.

We expect cost of revenue to increase in absolute dollars primarily driven by additional hosting costs, but anticipate that cost of revenue as a percentage of revenue will remain consistent for the remaining fiscal year 2025.

Table of Content

Operating expenses

The following tables present our operating expenses for each of the periods indicated:

	Three months ended June 30,				Change
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$35,071	41.5%	$34,425	42.1%	$646	1.9%
Research and development	18,310	21.7	20,287	24.8	(1,977)	(9.7)
General and administrative	15,855	18.8	15,436	18.9	419	2.7
Amortization of intangible assets	2,520	3.0	2,452	3.0	68	2.8
Acquisition related expenses	111	0.1	334	0.4	(223)	(66.8)
Restructuring charges	1,614	1.9	2572	3.1	(958)	100.0
Total operating expenses	$73,481	87.0%	$75,506	92.3%	$(2,025)	(2.7)%

	Six months ended June 30,				Change
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$65,437	39.2%	$66,857	41.2%	$(1,420)	(2.1)%
Research and development	37,516	22.5	40,275	24.8	(2,759)	(6.9)
General and administrative	29,499	17.7	30,365	18.7	(866)	(2.9)
Amortization of intangible assets	4,855	2.9	4,919	3.0	(64)	(1.3)
Acquisition related expenses	444	0.3	667	0.4	(223)	(33.4)
Restructuring charges	3,526	2.1	2,572	1.6	954	37.1
Total operating expenses	$141,277	84.7%	$145,655	89.8%	$(4,378)	(3.0)%

Sales and marketing

Sales and marketing expenses increased for the three months ended June 30, 2025 from the three months ended June 30, 2024. The period over period increase was related to the recording of certain expenses in sales and marketing in the second quarter of 2025 while in the prior year these expenses of $2.0 million were recorded in cost of revenue and general and administrative as certain employees were moved from customer support and general and administrative roles to sales and marketing roles in connection with our restructuring initiatives. Excluding the impact of these expenses, the period over period decrease of $1.5 million was primarily driven by reductions in variable marketing spend of $1.8 million, partially offset by increases in professional services costs of $0.2 million.

Sales and marketing expenses decreased for the six months ended June 30, 2025, from the six months ended June 30, 2024. A portion of the period over period change was related to the recording of certain expenses in sales and marketing in the second quarter of 2025 while in prior years expenses of $3.8 million were recorded in cost of revenue and general and administrative due to changes in employee roles. The change of roles increase was offset by the period over period decrease of $5.3 million which was primarily due to lower variable marketing costs and professional services costs of $5.1 million, decreased share-based compensation expense of $1.8 million driven by the 2024 Restructure of certain executives, partially offset by an increase of $1.5 million of salaries and benefits due to increased headcount related to investment in go-to-market organization.

We expect that sales and marketing expenses will increase in absolute dollars and may slightly increase as a percentage of revenue for the remainder of the fiscal year as we reinvest in our go-to-market organization and new brand launching.

Research and development

Research and development expenses decreased for the three months ended June 30, 2025 from the three months ended June 30, 2024, primarily due to a decrease in salaries and share-based compensation expense of $1.7 million primarily due to the 2024 Restructure, and decrease of $0.3 million in professional services costs.

Research and development expenses decreased for the six months ended June 30, 2025, from the six months ended June 30, 2024, primarily due to a decrease in salaries and share-based compensation expense of $2.3 million drive by the 2024 Restructure, and reductions in software costs and professional services costs of $0.6 million.

We expect research and development expenses as a percentage of revenue to increase slightly as we continue to prioritize investment in our core offerings throughout the remaining fiscal year 2025 and into 2026.

Table of Content

General and administrative

General and administrative expenses decreased for the three months ended June 30, 2025 from the three months ended June 30, 2024. A portion of the decrease is attributable to the recording of certain expenses in sales and marketing in the second quarter of 2025 while in prior years expenses of $0.6 million were recorded in general and administrative due to changes in employee roles. The remaining changes were primarily due to a $1.3 million decrease in salaries and share-based compensation expense, offset by a $1.6 million increase in professional services.

General and administrative expenses decreased for the six months ended June 30, 2025, from the six months ended June 30, 2024. A portion of the decrease is attributable to the recording of certain expenses in sales and marketing in the second quarter of 2025 while in prior years expenses of $1.0 million were recorded in general and administrative due to changes in employee roles. The remaining change was related to a $3.5 million decrease in salaries and share-based compensation expense, offset by a $4.0 million increase in professional services.

We expect general and administrative expenses as a percentage of revenue to remain consistent throughout the remaining fiscal year 2025.

Amortization of intangible assets

Amortization of intangible assets increased for the three months ended June 30, 2025 from the three months ended June 30, 2024 as a result of the amortization of the website domain name.

Amortization of intangible assets increased for the six months ended June 30, 2025, from the six months ended June 30, 2024 due to amortization of Makeswift intangible assets.

Acquisition related expenses

Acquisition related expense decreased for the three and six months ended June 30, 2025 from the three and six months ended June 30, 2024 primarily attributable to the amortization of deferred compensation for the Makeswift acquisition.

Restructuring charges

Restructuring charges decreased for the three months ended June 30, 2025 from the three months ended June 30, 2024. For the three months ended June 30, 2025, restructuring charges included severance and related charges for a reduction in workforce, consulting costs associated with changes in go-to-market approach, and accelerated depreciation of leasehold improvements associated with relocation of the Austin headquarters.

Restructuring charges increased for the six months ended June 30, 2025, from the six months ended June 30, 2024. For the six months ended June 30, 2025, restructuring charges included severance and related charges for a reduction in workforce, consulting costs associated with changes in go-to-market approach, and accelerated depreciation of leasehold improvements associated with relocation of the Austin headquarters.

Other income

The following tables present our other income/(expenses) for each of the periods indicated:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	(dollars in thousands)
Gain on convertible note extinguishment	$0	$0	$0	100.0%	$3,931	$0	$3,931	100.0%
Interest income	1,171	3,196	(2,025)	(63.4)	2,471	6,374	(3,903)	(158.0)
Interest expense	(2,522)	(720)	(1,802)	250.3	(5,065)	(1,440)	(3,625)	71.6
Other expenses	(23)	(111)	88	(79.3)	(130)	(443)	313	(240.8)
Total Other income	$(1,374)	$2,365	$(3,739)	(158.1)%	$1,207	$4,491	$(3,284)	(272.1)%

Gain on convertible note extinguishment was $3.9 million for the six months ended June 30, 2025. The gain on convertible note extinguishment consisted of a $3.9 million gain on the repurchase of 2026 Convertible Notes.

Interest income decreased for the three and six months ended June 30, 2025 from three and six months ended June 30, 2024. This decrease was due to lower yields on our cash equivalents and marketable securities in 2024 primarily as a result of less cash, cash equivalents, and marketable securities during the period.

Table of Content

Interest expense increased for the three and six months ended June 30, 2025 from the three and six months ended June 30, 2024 This increase was the due to the exchange of 2026 Convertible Notes for 2028 Convertible Notes in the third quarter of 2024 at a higher effective interest rate.

Other expenses decreased for the three and six months ended June 30, 2025 from three and six months ended June 30, 2024. This decrease was due to the impact of foreign currency exchange rates.

Provision for income taxes

Our provision for income taxes increased approximately $0.1 million for the three months ended June 30, 2025 from June 30, 2024, and increased $0.3 million for the six months ended June 30, 2025 from the six months ended June 30, 2024. This increase was primarily due to increases in foreign activities and the Company's tax reserves.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net cash provided by operating activities	$13,557	$11,738	$13,958	$8,321
Net cash provided by (used in) investing activities	(21,223)	60,324	(3,858)	53,393
Net cash provided by (used in) financing activities	1,847	134	(53,027)	(351)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,819)	$72,196	$(42,927)	$61,363

As of June 30, 2025, we had $47.4 million in cash, cash equivalents, and restricted cash, a decrease of $86.8 million compared to $134.2 million as of June 30, 2024. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than ninety days. Our restricted cash balance of $1.2 million and $1.1 million at June 30, 2025 and 2024 respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $88.2 million and $142.7 million at June 30, 2025 and 2024 respectively, consists of investments in corporate and US treasury securities . We maintain cash account balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Operating activities

Net cash provided by operating activities for the three months ended June 30, 2025 and 2024 was $13.6 million and $11.7 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, debt premium amortization, amortization of intangible assets, bad debt expense, and the effect of changes in our working capital accounts.

Net cash provided by operating activities for the six months ended June 30, 2025 and 2024 was $14.0 million and $8.3 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, debt premium amortization, amortization of intangible assets, bad debt expense, gain on convertible note extinguishment, and the effect of changes in our working capital accounts.

Investing activities

Net cash provided by (used in) investing activities during the three months ended June 30, 2025 and 2024 was ($21.2) million and $60.3 million, respectively. In the three months ended June 30, 2025, this consists primarily of the purchase of marketable securities of $32.6 million and the cash paid for the purchase of property, equipment, leasehold improvements and capitalized internal-use software of $1.7 million offset by the sale and maturity of marketable securities of $13.0 million. In the three months ended June 30, 2024, this consists primarily of the sale and maturity of marketable securities of $62.5 million offset by the purchase of property, equipment, leasehold improvements and capitalized internal-use software of $1.1 million and the purchase of marketable securities of $1.0 million.

Net cash provided by (used in) investing activities during the six months ended June 30, 2025 and 2024 was ($3.9) million and $53.4 million, respectively. In the six months ended June 30, 2025, this consists primarily of the purchase of marketable securities of $40.5 million, the cash paid for the website domain name of $2.4 million, and purchase of property, equipment, leasehold improvements and capitalized internal-use software of 2.5 million offset by the sale and maturity of marketable securities of $41.6 million . In the six months ended June 30, 2024, consists primarily of the sale and maturity of marketable securities of $92.0 million offset by the purchase of property, equipment, leasehold improvements and capitalized internal-use software of $1.9 million and the purchase of marketable securities of $36.6 million.

Table of Content

Financing activities

Net cash provided by financing activities during the three months ended June 30, 2025 and 2024 was $1.8 million and $0.1 million respectively. In the three months ended June 30, 2025, this was attributable to the proceeds from exercise of stock options of $1.9 million offset by the taxes paid related to net share settlement of stock options of $0.1 million. In the three months ended June 30, 2024, this was attributable to proceeds from exercise of stock options of $0.2 million offset by repayments of debt of $0.1 million.

Net cash used in financing activities during the six months ended June 30, 2025 and 2024 was $53.0 million and $0.4 million, respectively. In the six months ended June 30, 2025, this consists primarily of repayment of convertible notes of $54.5 million and taxes paid related to net share settlement of stock options of $1.4 million offset by the proceeds from exercise of stock options of $3.1 million. In the six months ended June 30, 2024, consists primarily of exercise of taxes paid related to net share settlement of stock options of $1.3 million and repayments of debt of $0.1 million offset by the proceeds from exercise of stock options of $1.2 million.

Liquidity and capital resources

We are committed to cash flow generation and cash management by focusing on operational discipline, and we continue to evaluate all of our spending to look for opportunities to drive improvements in cash flow. Our success in transitioning our customer base from legacy month-to-month contracts to annual contracts has continued to result in improved cash flow and cash collections as these efforts have increased the timing of our cash receipts and reduced our overall subscription churn rate.

Our operational short-term liquidity needs are primarily driven by working capital requirements to support sales and marketing, research and development, on-going AI innovation, and continued enhancements to our unified platform. In particular, we are focused on the continued improvement of our unified platform architecture, transformation initiatives, and the launch of new products. Our future capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives including our efforts in transitioning our customers to annual billings, continued reduction in churn, the timing of new product introductions, investments in our ecommerce platform to enhance our flagship commerce platform, BigCommerce, our data feed management platform, Feedonomics, and our brand and commerce site builder and visual editor, Makeswift, the continued advancement of our AI strategy, the continued impact of shifting trade policies and increased tariffs as well as inflation on the global economy, market risk due to elevated interest rates, our business, financial condition, and results of operations.

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

With our repurchases of the 2026 Convertible Notes, there was a reduction in our cash and cash equivalents and marketable securities. As a result of the repurchases of the 2026 Convertible Notes in fiscal 2024, we have reduced our overall leverage. In addition, we believe that the concurrent exchange of $161.2 million of 2026 Convertible Notes for $150.0 million 2028 Convertible Notes has optimized our debt maturities.

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

Table of Content

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

2026 Convertible Notes

In September 2021, the Company issued $345.0 million aggregate principal amount of its 2026 Convertible Notes. The 2026 Convertible Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sales of the 2026 Convertible Notes was approximately $335.0 million after deducting offering and issuance costs related to the 2026 Convertible Notes and before the 2021 Capped Call transactions. Interest on the 2026 Convertible Notes accrues at a rate of 0.25 percent per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022.

Table of Content

In February 2025, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of its outstanding 2026 Convertible Notes to repurchase approximately $59.1 million aggregate principal amount of its 2026 Convertible Notes for aggregate cash consideration of approximately $54.4 million, including accrued but unpaid interest. This transaction resulted in a net gain on repurchases of debt of approximately $3.9 million, net $0.6 million write-off of unamortized debt issuance costs. As of June 30, 2025, approximately $4.0 million principal amount of 2026 Convertible Notes remain outstanding.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025 or as of December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. An immediate increase or decrease in interest rates of 100 basis points at June 30, 2025 could result in a $1.0 million market value reduction or increase of the same amount.

In August 2024, we issued the 2028 Convertible Notes with an aggregate principal amount of $150.0 million, the full amount of which is outstanding as of June 30, 2025. The 2028 Convertible Notes have a fixed interest rate of 7.50 percent; we do not face variable interest rate risk with respect to the 2028 Convertible Notes. The fair value of the 2028 Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the three months ended June 30, 2025 were transacted in U.S. dollars. As we continue our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2025, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2025, that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting that was disclosed in our Annual Report.

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

Changes in internal control over financial reporting

Except for the remediation plans in connection with our ineffective disclosure controls and procedures described above, there have been no changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our rebranding initiative involves costs and may not be favorably received.

On July 31, 2025, we changed our name from BigCommerce Holdings, Inc. to Commerce.com, Inc. and announced the reorganization of our existing BigCommerce, Feedonomics and Makeswift brands under a single flagship brand, Commerce. We have incurred costs as a result of the rebranding initiative and the Commerce brand name may not achieve or maintain the brand name recognition or status of our existing BigCommerce brand. Our corporate structure and how we report on our financial results remains unchanged.

Developing and maintaining awareness of our brand is important to retain and attract customers. The success of our new brand is integral to our growth strategy. Successful promotion of our brand will depend on the effectiveness of our marketing efforts. We rely heavily on free and paid search engine marketing efforts to drive traffic to our products, which efforts could be adversely affected by the rebranding initiative in the short and/or long term. Specifically, the rebranding initiative could adversely affect the placement and ranking of our website within free and paid search results (as well as the pricing of paid search results), any or all of which could increase marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall. Even if our brand recognition and loyalty increases, this may not result in increased revenue and profitability. For these reasons, our rebranding initiative may not produce the benefits expected, could adversely affect our ability to retain and attract customers, and may have a material adverse effect on our results of operations, cash flows and financial condition.

AI development and use risks.

We use artificial intelligence ("AI"), machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, (collectively, "AI Technologies") throughout our business, and are making significant investments in this area.

For example, we use AI Technologies to power products aimed at improving conversion rates, product data management, storefront creation, and streamline internal operations.

Table of Content

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

The market for products and services that incorporate AI Technologies is rapidly evolving and unproven in many industries, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance and consumer perceptions of products and services that incorporate AI Technologies is uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our technologies and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Table of Content

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Effective Date

3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 7, 2020

3.2**	Certificate of Amendment to Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	July 31, 2025

3.3**	Third Amended and Restated Bylaws of the registrant.	8-K	001-39423	3.2	July 31, 2025

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350c, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†

The certifications attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Commerce.com, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**	Filed herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce.com, Inc.

Date: July 31, 2025	By:	/s/ Travis Hess
Travis Hess
Chief Executive Officer

Date: July 31, 2025	By:	/s/ Daniel Lentz
Daniel Lentz
Chief Financial Officer