Form 10-Q
period 2025-09-30
Commerce.com, Inc.
filed 2025-11-06
CIK 1626450

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39423

Commerce.com, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2707656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11920 Alterra Parkway D11 / Suite 100 8th Floor Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 865-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series 1 common stock, $0.0001 par value per share	CMRC	The Nasdaq Global Market

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

As of November 4, 2025, the registrant had 81,263,346 shares of common stock, $0.0001 par value per share outstanding.

Table of Content

i

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Commerce.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$49,912	$88,877
Restricted cash	1,164	1,479
Marketable securities	92,114	89,283
Accounts receivable, net	48,234	48,117
Prepaid expenses and other assets, net	17,720	14,641
Deferred commissions	6,808	8,822
Total current assets	215,952	251,219
Property and equipment, net	11,196	9,128
Operating lease, right-of-use-assets	7,470	1,993
Prepaid expenses and other assets, net of current portion	6,181	3,146
Deferred commissions, net of current portion	3,733	5,559
Intangible assets, net	13,006	17,317
Goodwill	51,927	51,927
Total assets	$309,465	$340,289
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,530	$7,018
Accrued liabilities	4,485	3,194
Deferred revenue	59,179	46,590
Operating lease liabilities	1,540	2,438
Other liabilities	26,258	28,766
Total current liabilities	100,992	88,006
Convertible notes	157,298	216,466
Operating lease liabilities, net of current portion	7,047	1,680
Other liabilities, net of current portion	1,293	768
Total liabilities	266,630	306,920
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	675,285	654,905
Accumulated other comprehensive income	209	145
Accumulated deficit	(632,666)	(621,688)
Total stockholders’ equity	42,835	33,369
Total liabilities and stockholders’ equity	$309,465	$340,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue	$86,029	$83,710	$252,832	$245,899
Cost of revenue (1)	18,595	19,863	53,318	58,113
Gross profit	67,434	63,847	199,514	187,786
Operating expenses:
Sales and marketing(1)	36,281	33,140	101,718	99,997
Research and development(1)	17,464	20,841	54,980	61,116
General and administrative(1)	12,141	16,435	41,640	46,800
Amortization of intangible assets	1,900	2,434	6,755	7,353
Acquisition related costs	0	334	444	1,001
Restructuring charges	83	9,880	3,609	12,452
Total operating expenses	67,869	83,064	209,146	228,719
Loss from operations	(435)	(19,217)	(9,632)	(40,933)
Gain on convertible note extinguishment	0	12,110	3,931	12,110
Interest income	1,184	2,433	3,655	8,807
Interest expense	(2,478)	(1,908)	(7,543)	(3,348)
Other expense	(302)	(142)	(432)	(585)
Loss before provision for income taxes	(2,031)	(6,724)	(10,021)	(23,949)
Provision for income taxes	(212)	(269)	(957)	(691)
Net loss	$(2,243)	$(6,993)	$(10,978)	$(24,640)
Basic net loss per share	$(0.03)	$(0.09)	$(0.14)	$(0.32)
Shares used to compute basic net loss per share	80,756	77,869	79,911	77,319

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Cost of revenue	$577	$1,114	$2,043	$2,798
Sales and marketing	1,718	3,327	5,313	8,332
Research and development	2,046	3,766	7,828	10,515
General and administrative	2,104	2,685	4,005	7,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(2,243)	$(6,993)	$(10,978)	$(24,640)
Other comprehensive loss:
Net unrealized gain on marketable securities	95	557	64	217
Total comprehensive loss	$(2,148)	$(6,436)	$(10,914)	$(24,423)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	For the three and nine months ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2024	78,573	$7	$654,905	$(621,688)	$145	$33,369
Proceeds from exercise of stock options	359	0	1,096	0	0	1,096
Release of restricted stock units	549	0	(1,225)	0	0	(1,225)
Stock-based compensation	0	0	5,209	0	0	5,209
Total other comprehensive loss	0	0	0	0	(21)	(21)
Net loss	0	0	0	(353)	0	(353)
Balance at March 31, 2025	79,481	$7	$659,985	$(622,041)	$124	$38,075
Proceeds from exercise of stock options	654	$0	$1,973	$0	$0	$1,973
Release of restricted stock units	271	0	(126)	0	0	(126)
Stock-based compensation	0	0	7,236	0	0	7,236
Total other comprehensive loss	0	0	0	0	(10)	(10)
Net loss	0	0	0	(8,382)	0	(8,382)
Balance at June 30, 2025	80,406	$7	$669,068	$(630,423)	$114	$38,766
Proceeds from exercise of stock options	436	$0	$440	$0	$0	$440
Release of restricted stock units	412	0	(550)	0	0	(550)
Stock-based compensation	0	0	6,327	0	0	6,327
Total other comprehensive income	0	0	0	0	95	95
Net loss	0	0	0	(2,243)	0	(2,243)
Balance at September 30, 2025	81,254	$7	$675,285	$(632,666)	$209	$42,835

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

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Cash flows from operating activities
Net loss	$(2,243)	$(6,993)	$(10,978)	$(24,640)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,725	3,484	10,851	10,482
Amortization of discount on convertible notes	167	344	519	1,338
Amortization of premium on convertible notes	(414)	(240)	(1,224)	(240)
Stock-based compensation expense	6,327	10,159	18,772	28,556
Provision for expected credit losses	(229)	1,289	2,299	3,002
Real estate and internal-use software charges	0	3,031	0	3,031
Gain on lease modification	0	(988)	0	(988)
Gain on convertible notes extinguishment	0	(12,110)	(3,931)	(12,110)
Changes in operating assets and liabilities:
Accounts receivable	3,740	445	(2,245)	(8,933)
Prepaid expenses and other assets	(3,359)	2,041	(6,284)	979
Deferred commissions	1,158	389	3,840	198
Accounts payable	1,012	1,022	2,134	(223)
Accrued and other liabilities	(1,772)	(235)	(1,831)	(668)
Deferred revenue	3,441	3,935	12,589	14,110
Net cash provided by operating activities	10,553	5,573	24,511	13,894
Cash flows from investing activities:
Cash paid for website domain name	0	0	(2,444)	0
Cash paid for acquisition	0	0	0	(100)
Purchase of property, equipment, leasehold improvements and capitalized internal-use software	(2,967)	(1,064)	(5,443)	(2,934)
Maturity of marketable securities	40,500	59,670	82,079	151,635
Purchase of marketable securities	(44,329)	(49,355)	(84,846)	(85,957)
Net cash provided by (used in) investing activities	(6,796)	9,251	(10,654)	62,644
Cash flows from financing activities:
Proceeds from exercise of stock options	440	238	3,509	1,483
Taxes paid related to net share settlement of stock options	(550)	(1,086)	(1,901)	(2,411)
Payment of convertible note issuance costs	0	(2,520)	(217)	(2,520)
Repayment of convertible notes and financing obligation	0	(108,709)	(54,528)	(108,980)
Net cash used in financing activities	(110)	(112,077)	(53,137)	(112,428)
Net change in cash and cash equivalents and restricted cash	3,647	(97,253)	(39,280)	(35,890)
Cash and cash equivalents and restricted cash, beginning of period	47,429	134,208	90,356	72,845
Cash and cash equivalents and restricted cash, end of period	$51,076	$36,955	$51,076	$36,955
Supplemental cash flow information:
Cash paid for interest	$0	$2,018	$5,685	$2,463
Cash paid for taxes	$84	$93	$563	$275
Noncash investing and financing activities:
Capital additions, accrued but not paid	$805	$106	$805	$224
Fair value of shares issued as consideration for acquisition	$0	$0	$0	$248
Right-of-use asset obtained in exchange for new operating lease liability	$698	$0	$6,213	$0
Principal amount of 2028 Convertible Notes exchanged	$0	$150,000	$0	$150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Notes to Condensed Consolidated Financial Statements

1. Overview

Effective July 31, 2025, BigCommerce Holdings, Inc. changed its corporate name to Commerce.com, Inc. (the "Company"). In connection with the corporate name change, the Company's ticker symbol on the Nasdaq Global Market changed from "BIGC" to "CMRC."

The Company is the parent brand behind the BigCommerce, Feedonomics, and Makeswift products, offering integrated, enterprise-grade solutions designed to meet the evolving needs of modern commerce. The Company provides solutions for businesses to innovate and, grow with an AI-driven commerce ecosystem. The Company's mission reflects a multi-product strategy and rebranding to accurately reflect the Company's role as a unified commerce platform.

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

Unless otherwise indicated, all references to the "Company," "us," "we," or "our" in this Quarterly Report on Form 10-Q refer to Commerce.com, Inc., and its consolidated subsidiaries, formerly known as BigCommerce Holdings, Inc.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information.

In the opinion of management, there have been no material changes from the significant accounting policies disclosed in Note 2 of the "Notes to Consolidated Financial Statements" included in our Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (our "Annual Report"). The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes in our Annual Report. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other period.

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

Table of Content

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

Recent Accounting Pronouncements Not Yet Adopted

ASU 2023-09, Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires all entities to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update also eliminate requirements such as (1) the disclosure of the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months, (2) or making a statement that an estimate of the range cannot be made, and (3) the disclosure of the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. Lastly, the amendments in this Update replace the term ‘public entity’ as currently used in Topic 740 with the term ‘public business entity’. ASU 2023-09 is effective for the Company’s annual periods beginning after December 15, 2024. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

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

ASU 2025-05, Financial Instruments - Credit Losses (Topic 326)

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provides a practical expedient for measuring expected credit losses on current trade receivables and contract assets by assuming that current conditions remain unchanged over the life of the asset, and for non-public business entities, an accounting policy election to consider subsequent cash collections. ASU 2025-05 is effective for the Company's fiscal years beginning after December 15, 2025, and interim periods with those annual reporting periods. The Company is currently assessing the impact this standard will have on the Company's consolidated financial statements but does not expect it to have a material impact on the consolidated financial statements.

ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this Update remove all references to prescriptive and sequential software developmental stages (referred to as "project stages"). ASU 2025-06 requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for the Company's fiscal

Table of Content

years beginning after December 15, 2027, and interim periods with those annual reporting periods. Early adoption is permitted. The Company is currently assessing the impact this standard will have on the Company's consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2024 are not expected to have a material impact on the Company’s balance sheets, results of operations or cash flows.

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

Accounts receivable

Accounts receivable are stated at net realizable value and include both billed and unbilled receivables. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. Unbilled receivable balances arise primarily when the Company provides services in advance of invoicing for those services. Billing for revenues relating to the volume of transactions processed by the customer are generally billed a month in arrears, resulting in an unbilled receivable. The accounts receivable balance at September 30, 2025 and December 31, 2024 included unbilled receivables of $12.4 million and $15.5 million, respectively.

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

Table of Content

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2024	$3,338
Provision for expected credit losses	1,083
Recoveries of credit losses	(153)
Write-offs recorded against the allowance	(709)
Balance at March 31, 2025	$3,559
Provision for expected credit losses	1,598
Write-offs recorded against the allowance	(1,053)
Balance at June 30, 2025	$4,104
Provision for expected credit losses	(229)
Recoveries of credit losses	350
Write-offs recorded against the allowance	(755)
Balance at September 30, 2025	$3,470

Contract Assets

The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets are recorded on the condensed consolidated balance sheets at the end of each reporting period in Prepaid expenses and other assets, net of current portion. Typically, contract assets arise from agreements that have tiered billings over the contract life, promotional billing periods, and partner and services revenue agreements that include substantive minimums. Net contract assets were $2.9 million as of September 30, 2025 as compared to $5.0 million as of December 31, 2024.

The Company is exposed to credit losses primarily through sales of products and services to customers and partners. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine what will ultimately be collected from its customers and partners. Delinquency level and customer type have been identified as the primary specific risk affecting the Company’s contract assets. The estimate for losses is analyzed annually and adjusted as necessary. The Company has provisioned $0.3 million and $0.5 million for credit losses related to contract assets as of September 30, 2025 and December 31, 2024, respectively.

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been received from customers in advance of the performance obligation being satisfied. The Company recognizes revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services. The Company recognized $7.6 million and $39.7 million of previously deferred revenue during the three and nine months ended September 30, 2025.

The Company's deferred revenue balance increased $12.6 million as of September 30, 2025, compared to December 31, 2024, which was primarily driven by timing of annual billing cycles.

Revenue Recognition

Table of Content

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

Table of Content

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

Remaining performance obligation consisted of the following:

(in thousands)	Current	Noncurrent	Total
As of September 30, 2025	$124,339	$54,558	$178,897

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

The Company measures the fair value of RSUs based on the closing market price of the common stock on the date of grant. RSUs generally vest over a four-year period either (i) in equal annual installments, or (ii) 25 percent on the one-year anniversary of the grant date with the remaining 75 percent vesting in equal quarterly installments thereafter, in each case, subject to continued service. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

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

Table of Content

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

Capitalized Internal-Use Software Costs

The Company capitalizes software costs associated with the development of internal software in accordance with ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software. These costs are incurred during the application development phase and meet other requirements for capitalization. Capitalized software costs are recorded as part of property and equipment, net, and capitalized software costs related to hosting arrangements are recorded within prepaid expenses and other assets within the condensed consolidated balance sheets. These costs are amortized once placed in service over the useful life, which is generally 36 months.

Capitalized Interest

The Company capitalizes interest costs in accordance with ASC 835-20, Interest - Capitalization of Interest. Capitalization of interest applies to qualifying assets that require a period of time to be prepared for their intended use, primarily internal-use software development projects. Capitalized interest costs related to software development associated with internal-use software are recorded as part of property and equipment, net, and capitalized interest costs related to hosting arrangements are recorded within prepaid expenses and other assets within the condensed consolidated balance sheets.

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

3. Revenue recognition and deferred costs

Revenue recognition

The Company’s source of revenue consists of subscription solutions fees and partner and services fees. These services allow customers to access the Company’s subscription solutions over the contract period. The customer is not allowed to take possession of the solutions or transfer the solutions. The Company’s revenue arrangements do not contain general rights of refund in the event of cancellations.

Disaggregation of revenue

The following table disaggregates revenue by major source:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Subscription solutions	$64,703	$62,826	$190,473	$185,582
Partner and services	21,326	20,884	62,359	60,317
Revenue	$86,029	$83,710	$252,832	$245,899

Revenue by geographic region was as follows:

Table of Content

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue:
United States	$65,199	$63,682	$192,019	$187,249
EMEA	10,597	9,709	30,566	28,182
APAC	6,220	6,426	18,373	19,023
Rest of World	4,013	3,893	11,874	11,445
Revenue	$86,029	$83,710	$252,832	$245,899

Revenue by geographical region is determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. Revenue attributed to the United States was approximately 76 percent during the three and nine months ended September 30, 2025 and 2024. Revenue attributed to EMEA was approximately 12 percent for the three and nine months ended September 30, 2025. Revenue attributed to EMEA was approximately 12 percent and 11 percent for the three and nine months ended September 30, 2024, respectively. No single region, other than the United States and EMEA, represented more than ten percent of total revenue during the three and nine months ended September 30, 2025 and 2024.

Deferred commissions

The Company amortizes certain sales commissions costs that are considered incremental and recoverable costs of obtaining a contract with a customer. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, and the remainder is recorded in deferred commissions, net of current portion reflected on the condensed consolidated balance sheets. The Company did not recognize an impairment of deferred commissions for the three and nine months ended September 30, 2025 and 2024.

Sales commissions of $1.2 million and $2.2 million were deferred for the three months ended September 30, 2025 and 2024, respectively; and $3.4 million and $7.0 million were deferred for the nine months ended September 30, 2025 and 2024, respectively.

Deferred commission amortization expense was $2.3 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively; and $7.4 million and $7.3 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table presents information about the Company’s cash equivalents and marketable securities that were measured at fair value as of September 30, 2025 and December 31, 2024:

Table of Content

	As of September 30, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$5,279	$0	$0	$5,279
Marketable securities:
Corporate bonds	0	13,297	0	13,297
U.S. treasury securities	78,817	0	0	78,817
Total marketable securities	$78,817	$13,297	$0	$92,114

(1) Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets, in addition to $45.8 million of cash as of September 30, 2025.

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

The contractual maturities of the investments classified as marketable securities were as follows:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Due within 1 year	$76,878	$70,933
Due in 1 year through 2 years	15,236	18,350
Total marketable securities	$92,114	$89,283

The following tables summarize the gains, losses, and estimated fair value of cash equivalents, marketable securities as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$5,279	$0	$0	$5,279
Marketable securities:
Corporate bonds	13,252	45	0	13,297
U.S. treasury securities	78,653	168	(4)	78,817
Total marketable securities	$91,905	$213	$(4)	$92,114

Table of Content

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$46,033	$0	$0	$46,033
Marketable securities:
Corporate bonds	24,859	91	(7)	24,943
U.S. treasury securities	62,063	68	(7)	62,124
Agency bonds	2,216	0	0	2,216
Total marketable securities	$89,138	$159	$(14)	$89,283

5. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

Goodwill amounts are not amortized but tested for impairment on an annual basis or more often when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill for the three and nine months ended September 30, 2025 and 2024.

Intangible assets are amortized on a straight-line basis over the useful life. During fiscal 2025, the Company acquired a website domain name for $2.4 million. Intangible assets amortization was $1.9 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively, and was $6.8 million and $7.4 million for the nine months ended September 30, 2025 and 2024, respectively. There was no impairment of intangible assets for the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025, expected amortization expense for intangible assets was as follows:

(in thousands)	September 30, 2025
Remaining three months of 2025	$1,721
2026	5,589
2027	3,544
2028	2,152
Total	$13,006

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

Table of Content

determined adversely to the Company, would have a material adverse effect on the Company's condensed consolidated financial statements or statements of cash flows.

Purchase Obligations

The Company has contractual commitments for services with third-parties related to hosting and internal software systems. These commitments are non-cancellable and expire within one to four years. The Company had unconditional purchase obligations as of September 30, 2025 as follows:

(in thousands)	As of September 30, 2025
Remaining three months of 2025	$10,601
2026	30,035
2027	26,632
2028	29,000
Total	$96,268

Leases

The Company leases or subleases facilities under operating lease agreements that expire at various dates through 2031. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to deferred lease payments and lease incentives. Renewal options were not included in the right-of-use asset and operating lease liability calculation. As of September 30, 2025, there were no finance leases. There was no impairment recorded for leases for the three and nine months ended September 30, 2025 and 2024.

During fiscal 2025, in connection with the 2024 Restructure (as defined below in Note 7), the Company entered into a sublease agreement for approximately 6 years to relocate its Austin headquarters. The Company is responsible for additional expenses, including taxes, and provided a cash security deposit to the sublessor. The sublease commenced in March 2025, and expires on the earlier of January 31, 2031, or two months prior to such earlier date as the Master Lease (as defined in the Sublease) may otherwise expire or terminate.

Operating lease expense was $0.4 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and was $1.0 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively.

The future maturities of operating lease liabilities are as follows:

(in thousands)	As of September 30, 2025
Remaining three months of 2025	$368
2026	1,756
2027	2,372
2028	2,456
Thereafter	4,369
Total minimum lease payments	$11,321
Less imputed interest	(2,734)
Total lease liabilities	$8,587

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

Matching contributions are recognized as compensation expense in the period in which the associated employee services are rendered. For the three and nine months ended September 30, 2025, the Company recorded $0.7 million and $2.1 million, respectively, in compensation expense related to employer matching contributions to the Plan. No expense was recorded in fiscal year 2024 related to employer matching contributions as the employer matching compensation was implemented in the three months ended March 31, 2025.

Table of Content

7. Restructuring charges

During fiscal 2024, the Company commenced a restructuring plan (the “2024 Restructure”) intended to reinvest in product delivery and increase sales capacity, to reduce operating costs, improve operating margins and continue to advance the Company's ongoing commitment to profitable growth and rebranding.

The following table summarizes the activities related to the 2024 Restructure:

	As of September 30, 2025				As of December 31, 2024
(in thousands)	Workforce reduction	Real Estate and Internal Use Software	Other Restructuring Charges	Total	Workforce reduction	Real Estate and Internal Use Software	Other Restructuring Charges	Total
Liability, beginning of the period	$1,748	$184	$480	$2,412	$1,516	$0	$0	$1,516
Additional charges	1,186	1,290	1,133	3,609	6,971	262	3,899	11,132
Real estate and internal-use software charges	0	0	0	0	0	3,533	0	3,533
Gain on lease termination	0	0	0	0	0	(988)	0	(988)
Payments	(2,617)	(278)	(1,613)	(4,508)	(6,674)	(73)	(3,419)	(10,166)
Non-cash items	0	(1,132)	0	(1,132)	(65)	(2,550)	0	(2,615)
Liability, end of the period	$317	$64	$0	$381	$1,748	$184	$480	$2,412

Within the condensed consolidated balance sheet, the liability for severance benefits are recorded to other current liabilities. These charges were recorded within Restructuring Charges on the accompanying condensed consolidated statement of operations.

The Company does not expect to incur any additional costs relating to the 2024 Restructure.

8. Other liabilities

The following table summarizes the components of other liabilities:

	As of September 30,	As of December 31,
(in thousands)	2025	2024
Payroll and payroll related expenses	$9,982	$13,945
Accounting & legal professional services	3,644	3,212
Other	3,624	4,580
Sales tax payable	3,013	2,007
Restructuring related charges	365	2,169
Accrued Interest	5,630	2,853
Total Other liabilities	$26,258	$28,766

Table of Content

9. Debt

The Company's convertible note obligations, including the level within the fair value hierarchy (see note 4. Fair Value Measurements), are as follows:

	As of September 30, 2025					As of December 31, 2024
	Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value		Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value
(in thousands)				Amount	Level				Amount	Level
2028 Convertible Notes*	$150,000	$3,266	$153,266	152,603	3	$150,000	$4,011	$154,011	$155,960	3
2026 Convertible Notes**	4,060	(28)	4,032	3,759	2	63,132	(677)	62,455	55,912	2
Total carrying value of convertible notes			$157,298					$216,466

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

The following table presents details of the Company's convertible notes as of September 30, 2025 which are further discussed below:

	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal (in thousands)	Conversion Rate for Each $1,000 Principal	Initial Conversion Price per Share
2028 Convertible Notes	August 2024	10/1/2028	7.50%	$150,000	$62.50	$16.00
2026 Convertible Notes	September 2021	10/1/2026	0.25%	$4,060	$13.68	$73.11

The total interest expense recognized related to the Company’s convertible notes and financing obligation consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$2,815	$1,804	$8,462	$2,249
Amortization of (premium) and issuance costs	(246)	104	(704)	1,099
Capitalization of interest expense	(91)	0	(215)	0
Total	$2,478	$1,908	$7,543	$3,348

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

As of September 30, 2025, approximately $150.0 million aggregate principal amount of 2028 Convertible Notes remain outstanding. The remaining unamortized debt issuance costs are recorded as a contra-liability and are amortized utilizing the effective interest rate of approximately 8 percent over the term of the 2028 Convertible Notes. The remaining unamortized premium related to the fair value adjustment of the 2028 Convertible Notes is amortized using an effective interest rate of approximately 6 percent. The Company is in compliance with the terms of the indenture, and has not experienced any events that would constitute an event of default.

2026 Convertible Notes

As of September 30, 2025, approximately $4.0 million principal amount of 2026 Convertible Notes remain outstanding. The remaining unamortized debt issuance costs are recorded as a contra-liability and are amortized utilizing the effective interest rate of 0.73 percent over the term of the 2026 Convertible Notes.

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

A total of 3,873,885 shares of common stock were initially authorized and reserved for issuance under the 2020 Plan. This share reserve automatically increased, and will continue to increase, on each subsequent January 1st through and including January 1, 2031, by an amount equal to the smaller of (a) 5 percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by the board of directors. As of September 30, 2025, a total of 3,052,290 shares of common stock remain available for future issuance under the 2020 Plan.

Stock options

Stock options generally vest and become exercisable over a service period of 4 years from the date of grant, subject to continued service. The following table summarizes the weighted-average grant date value of options and the assumptions used to develop their fair value.

	Nine months ended September 30,
	2025	2024
Weighted-average grant date fair value of options	$4.06	$4.54
Risk-free interest rate	3.59% - 4.10%	4.10%
Expected volatility	67.66% - 69.21%	64.53%
Expected life in years	5.30 - 6.09 years	6.10 years

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

(in thousands)	Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2024	4,684	$8.25	$8,311
Options granted	1,013	6.29	0
Exercised	(1,449)	2.42	4,543
Plan shares expired or canceled	(1,107)	16.79	7
Balance as of September 30, 2025	3,141	$7.30	$2,125
Vested and expected to vest	2,887	$7.34	$2,113
Exercisable as of September 30, 2025	1,706	$7.76	$2,002

The expected stock-based compensation expense remaining to be recognized as of September 30, 2025 is $4.4 million related to stock options, which reflects outstanding stock option awards that are vested and outstanding stock option awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.60 years.

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2025 was as follows:

Table of Content

(in thousands)	Outstanding	Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2024	5,744	$11.57	$35,152
Granted – restricted stock units	3,126	5.97	18,656
Canceled	(1,295)	12.12	7,181
Vested and converted to shares	(1,428)	15.26	7,740
Balance as of September 30, 2025	6,147	$7.74	$30,673
Vested and expected to vest	4,769	$8.00	$23,795

The expected stock-based compensation expense remaining to be recognized as of September 30, 2025 is $30.2 million related to RSUs, which reflects outstanding RSUs that are vested and outstanding RSUs that are expected to vest. This expense will be recognized over a weighted-average period of 2.54 years.

Market-based and performance-based restricted stock unit activity for the nine months ended September 30, 2025 was as follows:

(in thousands)	Outstanding	Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2024	396	$7.90	$2,281
Granted – market-based and performance-based restricted stock units	765	6.89	3,817
Canceled	(187)	8.76	933
Vested and converted to shares	(163)	7.09	1,157
Balance as of September 30, 2025	811	$7.22	$4,047
Vested and expected to vest	656	$7.08	$3,274

The grant date fair value for the market-based awards was calculated utilizing a Monte Carlo simulation. Significant assumptions used in the Monte Carlo simulation model for the market-based restricted stock unit awards granted are as follows:

	Nine months ended September 30,
	2025	2024
Volatility	64.59%	75.43%
Risk-free interest rate	3.63%	4.31%
Dividend yield	0.00%	0.00%

The expected stock-based compensation expense remaining to be recognized as of September 30, 2025 is $2.8 million related to PSUs (performance-based and market-based awards), which reflects outstanding PSUs that are vested and outstanding PSUs that are expected to vest. This expense will be recognized over a weighted-average period of 1.53 years.

11. Income taxes

The income tax expense for the three and nine months ended September 30, 2025 is based on the estimated annual effective tax rate for fiscal 2025. The Company’s provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

For the three months ended September 30, 2025 and 2024, the Company’s provision for income taxes reflected an effective tax rate of (10.44) percent and (4.00) percent, respectively. For the nine months ended September 30, 2025 and 2024, the Company had an effective tax rate of (9.55) percent and (2.89) percent, respectively.

For the three and nine months ended September 30, 2025 and 2024, the Company’s effective tax rate was lower than the U.S. federal statutory rate of 21 percent primarily due to the Company's valuation allowance offsetting the benefits of losses. The Company’s total income tax expense consists primarily of deferred income tax expense relating to the tax amortization of acquired goodwill, and current income tax expense from foreign operations.

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

During the three months ended September 30, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. effective July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax

Table of Content

Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. OBBBA has multiple effective dates, with certain provisions effective in fiscal 2025 and others implemented through fiscal 2027. The Company accounted for the effects of OBBBA on the Company's tax provision in the three and nine months ended September 30, 2025, which was determined to be immaterial. While further evaluation is ongoing, the OBBBA is not expected to have a material impact on the Company's balance sheet, statement of operations or cash flows.

Table of Content

12. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for the period. Because the Company has reported a net loss for the three and nine months ended September 30, 2025, and 2024, the number of shares used to calculate diluted net loss per share is the same as the number of shares used to calculate basic net loss per share for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Numerator:
Net loss	$(2,243)	$(6,993)	$(10,978)	$(24,640)
Denominator:
Weighted average shares outstanding	80,756	77,869	79,911	77,319
Net loss per share	$(0.03)	$(0.09)	$(0.14)	$(0.32)

The following potentially dilutive securities outstanding have been excluded from the computation of basic weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of September 30,
(in thousands)	2025	2024
Stock options outstanding	3,141	4,633
Restricted stock units	6,958	5,850
Convertible notes	9,431	10,239
Total potentially dilutive securities	19,530	20,722

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

Investors and others should note that we announce material financial information to our investors using our investor relations website (investors.bigcommerce.com), SEC filings, press releases, public conference calls and webcasts. We intend to use our investor relations website as a means of disclosing information about our business, our financial condition and results of operations and other matters and for complying with our disclosure obligations under Regulation FD. The information we post on our investor relations website, including information contained in investor presentations, may be deemed material. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The information on our website, however, is not, and should not be deemed to be, a part of this Quarterly Report on Form 10-Q.

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

Our architecture is designed to support a wide range of commerce use cases, allowing us to operate flexibly across the technology stack as the storefront experience, the underlying data infrastructure, or the full platform layer depending on merchant needs. This flexible model enhances our ability to support both complex and emerging commerce environments, while improving our ability to cross-sell platform capabilities and drive incremental revenue. We believe this versatility is a key differentiator in the market and positions us to capture value across a broad spectrum of ecommerce environments.

Leveraging artificial intelligence to drive value

AI has become a core component of our strategic and operational framework, supporting key initiatives across product development, customer experience, and go-to-market execution. We continue to advance our AI strategy with a focus on delivering practical, merchant-facing outcomes like improved product discoverability, optimized pricing, and more intelligent storefront experiences. Building on foundational investments in sales and marketing automation, onboarding workflow, and developer tools, we expanded our AI integration across our platform and partner ecosystem.

We have architected Commerce to address this shift directly. Feedonomics now syndicates enriched, structured product data across major AI discovery surfaces, enabling merchants to reach customers at the point of decision. Through our open, modular platform, merchants can integrate AI driven services, such as agent-assisted support, dynamic pricing, intelligent fulfillment, and automated merchandising, into their commerce stack at their own pace.

Our partnerships with leading AI-focused companies further extend these capabilities by enabling structured and enriched product data to flow into AI-powered search and answer engines, improving merchant visibility and performance. These initiatives are designed to accelerate time-to-market, reduce operational complexity, and enhance revenue performance for merchants of all sizes. Our focus remains on embedding AI deeply and responsibly across the commerce lifecycle, ensuring merchants remain discoverable, performant, and in control of their customer experience as the industry transitions toward an AI and agent led era of commerce.

Investment in core offerings

We remain committed to growing our presence across both B2B and B2C commerce. The rapid growth in ecommerce adoption is driven by digital transformation, the rise of AI-powered discovery, and shifts in buyer behavior are prompting companies to adopt platforms like Commerce.com to create branded ecommerce stores and power cross-channel connections to online marketplaces, social networks, and offline point of sale ("POS") systems.

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

We continued to make strategic progress in our small business customer base with the launch of Feedonomics Surface, a new self-service feed management solution. The solution delivers a streamlined, automated experience designed to support scalability and operational efficiency. This represents an extension of enterprise grade functionality to small business merchants. Future

Table of Content

enhancements are expected to include additional advertising channel integrations, data enrichment capabilities, and AI driven feed optimization features to further improve merchant performance and retention.

Expansion of growth initiatives

We are advancing initiatives to expand platform capabilities and support revenue growth.

Our new branded payments offering will launch in fiscal year 2026, which will be an optional payments offering for small and medium-sized customers looking for a stream lined, integrated offering with competitive processing rates. This offering is designed to enhance our overall monetization and alignment with merchants, while improving customer retention and introducing modern payments capabilities in a scalable, capital-efficient manner.

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

Macroeconomic environment

While we are not directly involved in manufacturing or logistics, many of our customers operate across borders and within affected supply chains. We are closely monitoring how shifting trade policies and tariffs may impact international sellers and brands sourcing from affected regions. Although we have not observed a material impact on our performance to date, we remain cautious and continue to partner with our customers to provide flexible solutions that support their agility in a dynamic macroeconomic environment.

Business metrics

We review the following business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our business metrics may not correspond with increases or decreases in our revenue. As an example, some of our business metrics include annual revenue run-rate ("ARR"), subscription annual revenue run-rate ("Subscription ARR"), and average revenue per account ("ARPA").

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

Average revenue per account

We calculate ARPA at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of September 30, 2025, includes all subscription solutions and professional services billed between January 1, 2025, and September 30, 2025. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize ARPA for seasonality.

Enterprise Account metrics

To measure the effectiveness of our ability to execute against our growth strategy, we calculate ARR attributable to enterprise accounts.

Table of Content

The chart below illustrates certain of our key business metrics as of the periods ended:

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
ARR (in thousands)	$355,716	$354,608	$350,835	$349,599	$347,787
Subscription ARR (in thousands)	$268,617	$267,951	$264,922	$264,541	$263,933
Enterprise Account metrics:
Number of Enterprise Accounts	5,751	5,803	5,825	5,884	5,892
ARR attributable to Enterprise Accounts (in thousands)	$269,179	$269,276	$263,815	$261,590	$256,893
ARR attributable to Enterprise Accounts as a percentage of ARR	76%	76%	75%	75%	74%
Average Revenue Per Account	$46,806	$46,403	$45,290	$44,458	$43,600

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

Table of Content

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

Table of Content

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$86,029	$83,710	$252,832	$245,899
Cost of revenue (1)	18,595	19,863	53,318	58,113
Gross profit	67,434	63,847	199,514	187,786
Operating expenses:
Sales and marketing(1)	36,281	33,140	101,718	99,997
Research and development(1)	17,464	20,841	54,980	61,116
General and administrative(1)	12,141	16,435	41,640	46,800
Amortization of intangible assets	1,900	2,434	6,755	7,353
Acquisition related costs	0	334	444	1,001
Restructuring charges	83	9,880	3,609	12,452
Total operating expenses	67,869	83,064	209,146	228,719
Loss from operations	(435)	(19,217)	(9,632)	(40,933)
Gain on convertible note extinguishment	0	12,110	3,931	12,110
Interest income	1,184	2,433	3,655	8,807
Interest expense	(2,478)	(1,908)	(7,543)	(3,348)
Other expense	(302)	(142)	(432)	(585)
Loss before provision for income taxes	(2,031)	(6,724)	(10,021)	(23,949)
Provision for income taxes	(212)	(269)	(957)	(691)
Net loss	$(2,243)	$(6,993)	$(10,978)	$(24,640)

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$577	$1,114	$2,043	$2,798
Sales and marketing	1,718	3,327	5,313	8,332
Research and development	2,046	3,766	7,828	10,515
General and administrative	2,104	2,685	4,005	7,859

Table of Content

Revenue by geographic region

The composition of our revenue by geographic region during the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	(dollars in thousands)
Revenue:
United States	$65,199	$63,682	$1,517	2.4%	$192,019	$187,249	$4,770	2.5%
EMEA	10,597	9,709	888	9.1	30,566	28,182	2,384	8.5
APAC	6,220	6,426	(206)	(3.2)	18,373	19,023	(650)	(3.4)
Rest of World	4,013	3,893	120	3.1	11,874	11,445	429	3.7
Total Revenue	$86,029	$83,710	$2,319	2.8%	$252,832	$245,899	$6,933	2.8%

Comparison of the three and nine months ended September 30, 2025 and September 30, 2024

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	(dollars in thousands)
Revenue
Subscription solutions	$64,703	$62,826	$1,877	3.0%	$190,473	$185,582	$4,891	2.6%
Partner and services	21,326	20,884	442	2.1	62,359	60,317	2,042	3.4
Total revenue	$86,029	$83,710	$2,319	2.8%	$252,832	$245,899	$6,933	2.8%

Total revenue increased for the three months ended September 30, 2025, from the three months ended September 30, 2024, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased primarily due to increases in enterprise and mid-market activity. Partner and services revenue increased primarily as a result of increases in stand ready activity.

Total revenue increased for the nine months ended September 30, 2025, from the nine months ended September 30, 2024, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased primarily due to growth in enterprise, mid-market, and Feedonomics activity. Partner and services revenue increased primarily as a result of increases in revenue share activity offset by decreases in stand ready activity.

Cost of revenue, gross profit, and gross margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	(dollars in thousands)
Cost of revenue	$18,595	$19,863	$(1,268)	(6.4)%	$53,318	$58,113	$(4,795)	(8.3)%
Gross profit	67,434	63,847	3,587	5.6	199,514	187,786	11,728	6.2
Gross margin percentage	78.4%	76.3%			78.9%	76.4%

Cost of revenue decreased for the three months ended September 30, 2025, from the three months ended September 30, 2024. The decrease in expense was primarily attributable to the recording of certain expenses in sales and marketing in the third quarter of 2025 while prior years expenses of $1.4 million were recorded in cost of revenue as certain employees were moved from customer support roles to sales and marketing roles in connection with our restructuring initiatives. The remaining changes relate to reductions in payroll costs and share-based compensation expense of $1.7 million, offset by increases in web hosting of $0.8 million, $0.6 million of IT related costs, and other expenses such as professional services and depreciation of $0.4 million.

Cost of revenue decreased for the nine months ended September 30, 2025, from the nine months ended September 30, 2024. A portion of the decrease is attributable to the recording of certain expenses in sales and marketing in the third quarter of 2025 while in

Table of Content

prior years expenses of $4.3 million were recorded in cost of revenue due to changes in employee roles. The remaining change was primarily due to decreases in payroll costs and share-based compensation expense of $3.5 million, partially offset by increases in IT related costs of $1.6 million, web hosting costs of $0.8 million, and $0.6 million of professional service costs.

We expect cost of revenue to increase in absolute dollars primarily driven by additional hosting costs, but anticipate that cost of revenue as a percentage of revenue will remain consistent for the remaining fiscal year 2025.

Operating expenses

The following tables present our operating expenses for each of the periods indicated:

	Three months ended September 30,				Change
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$36,281	42.2%	$33,140	39.6%	$3,141	9.5%
Research and development	17,464	20.3	20,841	24.9	(3,377)	(16.2)
General and administrative	12,141	14.1	16,435	19.6	(4,294)	(26.1)
Amortization of intangible assets	1,900	2.2	2,434	2.9	(534)	(21.9)
Acquisition related expenses	0	0.0	334	0.4	(334)	(100.0)
Restructuring charges	83	0.1	9,880	11.8	(9,797)	(99.2)
Total operating expenses	$67,869	78.9%	$83,064	99.2%	$(15,195)	(18.3)%

	Nine months ended September 30,				Change
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$101,718	40.2%	$99,997	40.7%	$1,721	1.7%
Research and development	54,980	21.7	61,116	24.9	(6,136)	(10.0)
General and administrative	41,640	16.5	46,800	19.0	(5,160)	(11.0)
Amortization of intangible assets	6,755	2.7	7,353	3.0	(598)	(8.1)
Acquisition related expenses	444	0.2	1,001	0.4	(557)	(55.6)
Restructuring charges	3,609	1.4	12,452	5.1	(8,843)	(71.0)
Total operating expenses	$209,146	82.7%	$228,719	93.0%	$(19,573)	(8.6)%

Sales and marketing

Sales and marketing expenses increased for the three months ended September 30, 2025 from the three months ended September 30, 2024. The period over period increase was largely related to the recording of certain expenses in sales and marketing in the third quarter of 2025 while in the prior year these expenses of $2.0 million were recorded in cost of revenue and general and administrative as certain employees were moved from customer support and general and administrative roles to sales and marketing roles in connection with our restructuring initiatives. Excluding the impact of these expenses, the period over period increase of $1.1 million was primarily driven by increases in software and professional service costs.

Sales and marketing expenses increased for the nine months ended September 30, 2025, from the nine months ended September 30, 2024. A portion of the period over period increase was related to the recording of certain expenses in sales and marketing in the nine months ended September 30, 2025 while in prior years expenses of $5.9 million were recorded in cost of revenue and general and administrative due to changes in employee roles. The impact of change of roles increase was offset by the period over period decrease of $4.2 million which was primarily due to lower marketing spend of $4.7 million, miscellaneous expenses of $0.4 million, and $0.2 million of depreciation and facilities, partially offset by an increase of $1.1 million of software costs.

We expect that sales and marketing expenses will increase in absolute dollars and remain consistent as a percentage of revenue for the remainder of the fiscal year.

Research and development

Research and development expenses decreased for the three months ended September 30, 2025 from the three months ended September 30, 2024, primarily due to a decrease in salaries and share-based compensation expense of $2.7 million primarily due to the

Table of Content

2024 Restructure, and a decrease of $1.0 million in software costs and depreciation and facilities, partially offset by an increase professional services costs of $0.3 million.

Research and development expenses decreased for the nine months ended September 30, 2025, from the nine months ended September 30, 2024, primarily due to a decrease in salaries and share-based compensation expense of $5.0 million driven by the 2024 Restructure and reductions in software costs of $1.5 million, partially offset by increases in professional services costs of $0.4 million.

We expect research and development expenses as a percentage of revenue to increase as we continue to prioritize investment in our core offerings throughout the remaining fiscal year 2025 and into 2026.

General and administrative

General and administrative expenses decreased for the three months ended September 30, 2025 from the three months ended September 30, 2024. A portion of the decrease is attributable to the recording of certain expenses in sales and marketing in the third quarter of 2025 while in prior years expenses of $0.6 million were recorded in general and administrative due to changes in employee roles. The remaining changes were primarily due to a $1.5 million decrease in bad debt expense, a reduction of $1.5 million in professional services costs, decreases in other expenses such as depreciation and insurance of $0.7 million, and decrease in salaries and share-based compensation expense of $0.4 million. These reductions in costs were offset by an increase in IT related costs of $0.4 million.

General and administrative expenses decreased for the nine months ended September 30, 2025, from the nine months ended September 30, 2024. A portion of the decrease is attributable to the recording of certain expenses in sales and marketing in the nine months ended September 30, 2025 while in prior years expenses of $1.6 million were recorded in general and administrative due to changes in employee roles. The remaining change was primarily related to decreases in salaries and share-based compensation expense of $4.0 million, other expenses such as depreciation and insurance of $1.2 million, decrease in bad debt expense of $0.9 million. These reductions in costs were offset by an increase in professional services costs of $2.5 million.

We expect general and administrative expenses as a percentage of revenue to remain consistent throughout the remaining fiscal year 2025.

Amortization of intangible assets

Amortization of intangible assets decreased for the three and nine months ended September 30, 2025 from the three and nine months ended September 30, 2024 as a result of certain acquired asset being fully amortized.

Acquisition related expenses

Acquisition related expense decreased for the three and nine months ended September 30, 2025 from the three and nine months ended September 30, 2024 primarily attributable to the amortization of deferred compensation for the Makeswift acquisition.

Restructuring charges

Restructuring charges decreased for the three months ended September 30, 2025 from the three months ended September 30, 2024. For the three months ended September 30, 2025, restructuring charges primarily consisted of professional services and accelerated depreciation.

Restructuring charges decreased for the nine months ended September 30, 2025, from the nine months ended September 30, 2024. For the nine months ended September 30, 2025, restructuring charges included severance and related charges for a reduction in workforce, consulting costs associated with changes in go-to-market approach, and accelerated depreciation of leasehold improvements associated with relocation of the Austin headquarters.

Table of Content

Other income

The following tables present our other income/(expenses) for each of the periods indicated:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	(dollars in thousands)
Gain on convertible note extinguishment	$0	$12,110	$(12,110)	(100.0)%	$3,931	$12,110	$(8,179)	(67.5)%
Interest income	1,184	2,433	(1,249)	(51.3)	3,655	8,807	(5,152)	(58.5)
Interest expense	(2,478)	(1,908)	(570)	29.9	(7,543)	(3,348)	(4,195)	125.3
Other expenses	(302)	(142)	(160)	112.7	(432)	(585)	153	(26.2)
Total Other income	$(1,596)	$12,493	$(14,089)	(112.8)%	$(389)	$16,984	$(17,373)	(102.3)%

Gain on convertible note extinguishment was $3.9 million for the nine months ended September 30, 2025. The gain on convertible note extinguishment consisted of a $3.9 million gain on the repurchase of 2026 Convertible Notes.

Interest income decreased for the three and nine months ended September 30, 2025 from three and nine months ended September 30, 2024. This decrease was due to lower yields on our cash equivalents and marketable securities in 2024 primarily as a result of less cash, cash equivalents, and marketable securities during the period.

Interest expense increased for the three and nine months ended September 30, 2025 from the three and nine months ended September 30, 2024 This increase was the due to the exchange of 2026 Convertible Notes for 2028 Convertible Notes in the third quarter of 2024 at a higher effective interest rate.

Other expenses increased for the three months ended September 30, 2025 from the three months ended September 30, 2024. This increase was due to the impact of foreign currency exchange rates.

Other expenses decreased for the three and nine months ended September 30, 2025 from three and nine months ended September 30, 2024. This decrease was due to the impact of foreign currency exchange rates.

Provision for income taxes

Our provision for income taxes decreased approximately $0.1 million for the three months ended September 30, 2025 from September 30, 2024. This decrease was due to changes in foreign activities.

Our provision for income taxes increased $0.3 million for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. This increase was primarily due to changes in the Company's tax reserves.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net cash provided by operating activities	$10,553	$5,573	$24,511	$13,894
Net cash provided by (used in) investing activities	(6,796)	9,251	(10,654)	62,644
Net cash used in financing activities	(110)	(112,077)	(53,137)	(112,428)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,647	$(97,253)	$(39,280)	$(35,890)

As of September 30, 2025, we had $51.1 million in cash, cash equivalents, and restricted cash, an increase of $14.1 million compared to $37.0 million as of September 30, 2024. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than ninety days. Our restricted cash balance of $1.2 million and $1.5 million at September 30, 2025 and 2024 respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $92.1 million and $133.0 million at September 30, 2025 and 2024 respectively, consists of investments in corporate and US treasury securities . We maintain cash account balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Table of Content

Operating activities

Net cash provided by operating activities for the three months ended September 30, 2025 and 2024 was $10.6 million and $5.6 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, debt premium amortization, amortization of intangible assets, bad debt expense, and the effect of changes in our working capital accounts.

Net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 was $24.5 million and $13.9 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, debt premium amortization, amortization of intangible assets, bad debt expense, gain on convertible note extinguishment, and the effect of changes in our working capital accounts.

Investing activities

Net cash provided by (used in) investing activities during the three months ended September 30, 2025 and 2024 was ($6.8) million and $9.3 million, respectively. In the three months ended September 30, 2025, this consists primarily of the purchase of marketable securities of $44.3 million and the cash paid for the purchase of property, equipment, leasehold improvements and capitalized internal-use software of $3.0 million offset by the sale and maturity of marketable securities of $40.5 million. In the three months ended September 30, 2024, this consists primarily of the sale and maturity of marketable securities of $59.7 million offset by the purchase of property, equipment, leasehold improvements and capitalized internal-use software of $1.1 million and the purchase of marketable securities of $49.4 million.

Net cash provided by (used in) investing activities during the nine months ended September 30, 2025 and 2024 was ($10.7) million and $62.6 million, respectively. In the nine months ended September 30, 2025, this consists primarily of the purchase of marketable securities of $84.8 million, the cash paid for the website domain name of $2.4 million, and purchase of property, equipment, leasehold improvements and capitalized internal-use software of 5.4 million offset by the sale and maturity of marketable securities of $82.1 million. In the nine months ended September 30, 2024, consists primarily of the sale and maturity of marketable securities of $151.6 million offset by the purchase of property, equipment, leasehold improvements and capitalized internal-use software of $2.9 million and the purchase of marketable securities of $86.0 million.

Financing activities

Net cash used in financing activities during the three months ended September 30, 2025 and 2024 was $0.1 million and $112.1 million respectively. In the three months ended September 30, 2025, this was attributable to the taxes paid related to net share settlement of stock options of $0.5 million offset by the proceeds from exercise of stock options of $0.4 million. In the three months ended September 30, 2024, this was attributable to repayment of convertible notes and financing obligations of $108.7 million, payments of convertible note issuance and related third-party costs of $2.5 million, and taxes paid related to the settlement of stock options and restricted stock units of $1.1 million, partially offset by proceeds from exercise of stock options of $0.2 million.

Net cash used in financing activities during the nine months ended September 30, 2025 and 2024 was $53.1 million and $112.4 million, respectively. In the nine months ended September 30, 2025, this consists primarily of repayment of convertible notes of $54.5 million, payment of convertible notes issuance costs and related third party fees of $0.2 million, and taxes paid related to net share settlement of stock options of $1.9 million offset by the proceeds from exercise of stock options of $3.5 million. In the nine months ended September 30, 2024, consists primarily of payments related to the repurchase and repayment of convertible notes and refinancing obligations of $109.0 million, $2.5 million of payments for convertible note issuance and related third-party costs, and $2.4 million of taxes paid related to the settlement of stock options and restricted stock units, partially offset by the proceeds from exercise of stock options of $1.5 million.

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

Table of Content

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

Table of Content

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

In February 2025, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of its outstanding 2026 Convertible Notes to repurchase approximately $59.1 million aggregate principal amount of its 2026 Convertible Notes for aggregate cash consideration of approximately $54.4 million, including accrued but unpaid interest. This transaction resulted in a net gain on repurchases of debt of approximately $3.9 million, net $0.6 million write-off of unamortized debt issuance costs. As of September 30, 2025, approximately $4.0 million principal amount of 2026 Convertible Notes remain outstanding.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025 or as of December 31, 2024.

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

Table of Content

Recent accounting pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. An immediate increase or decrease in interest rates of 100 basis points at September 30, 2025 could result in a $1.0 million market value reduction or increase of the same amount.

In August 2024, we issued the 2028 Convertible Notes with an aggregate principal amount of $150.0 million, the full amount of which is outstanding as of September 30, 2025. The 2028 Convertible Notes have a fixed interest rate of 7.50 percent; we do not face variable interest rate risk with respect to the 2028 Convertible Notes. The fair value of the 2028 Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the three months ended September 30, 2025 were transacted in U.S. dollars. As we continue our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2025, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2025, that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting that was disclosed in our Annual Report.

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

Changes in internal control over financial reporting

Except for the remediation plans in connection with our ineffective disclosure controls and procedures described above, there have been no changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Table of Content

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Effective Date

3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 7, 2020

3.2	Certificate of Amendment to Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	July 31, 2025

3.3	Third Amended and Restated Bylaws of the registrant.	8-K	001-39423	3.2	July 31, 2025

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350c, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Commerce.com, Inc.

Date: November 6, 2025	By:	/s/ Travis Hess
Travis Hess
Chief Executive Officer

Date: November 6, 2025	By:	/s/ Daniel Lentz
Daniel Lentz
Chief Financial Officer