Form 10-K
period 2025-12-31
Commerce.com, Inc.
filed 2026-03-02
CIK 1626450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39423

Commerce.com, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-2707656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11920 Alterra Parkway D11 /o Suite 100 8th Floor Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 865-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series 1 common stock, $0.0001 par value per share	CMRC	The Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NASDAQ Global Market on June 30, 2025, was approximately $394.6 million.

The number of shares of Registrant’s common stock outstanding as of February 27, 2026, was 82.2 million.

Auditor Firm ID:42 Auditor Name: Ernst and Young LLP Auditor Location: Austin, TX

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the Registrant's 2026 annual meeting of stockholders to be filed within 120 days of the registrant's fiscal year ended December 31, 2025, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

ii

PART I

Special note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” and similar words or phrases. These forward-looking statements include statements concerning the following:

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

Item 1. Business.

Overview

Commerce.com, Inc. ("Commerce," the "Company," "us," "we", or "our") provides an open, intelligent ecosystem of technology solutions that empower businesses to unlock data potential and deliver seamless, personalized experiences at scale. Our platform supports a range of business models, including business-to-consumer ("B2C"), business-to-business ("B2B"), and small businesses ("SB") use cases, and is designed to provide the infrastructure necessary to operate online storefronts, manage catalogs and orders, distribute product data, and develop digital content across multiple channels.

On July 31, 2025, BigCommerce Holdings, Inc. changed its corporate name to Commerce.com, Inc. In connection with the corporate name change, the Company's ticker symbol on the Nasdaq Global Market changed from "BIGC" to "CMRC." The name change reflects the Company's evolution into a multi-product commerce technology provider and its role as the parent entity for the BigCommerce, Feedonomics, and Makeswift product lines.

The Company's unified product portfolio includes:

•
BigCommerce, our flexible, enterprise-grade software-as-a-service (“SaaS”) ecommerce platform built for performance and extensibility. With an open, API-first architecture, BigCommerce enables seamless integration with best-of-breed technologies, supporting both traditional and headless deployments while reducing complexity and total cost of ownership.
•
Feedonomics, our product data management and syndication platform that transforms product information into a strategic growth engine. It empowers merchants to structure, optimize, and distribute product data across marketplaces, advertising channels, search engines, social platforms, and emerging AI-driven discovery surfaces—while supporting order synchronization and workflow automation to streamline operations.
•
Makeswift, our visual site-building that enables teams to create and manage digital experiences with speed and control. Its intuitive visual interface accelerates page creation, campaign launches, and content updates - bridging marketing agility with technical flexibility.

Together, these offerings support customers at different stages of digital commerce maturity and enable them to adopt additional capabilities as their operations expand and become more complex.

We serve customers across a broad range of B2C and B2B retail and wholesale sectors, including fashion and apparel, home and garden, sports and outdoors, food and beverage, jewelry, health and beauty, automotive, industrial, manufacturing, and more. Customers transact across multiple channels, including online stores, marketplaces, social commerce platforms, physical locations, and emerging AI-powered discovery and transactional interfaces. Our products are used by organizations ranging from small businesses to large enterprises, and customers may adopt additional functionality as their commerce operations expand.

We have organized our product and service solutions into the following core offerings designed to best serve our customer base.

Our Business-to-consumer ("B2C") audience includes branded manufacturers, multi-brand online retailers, and store-based retailers. These customers typically use our platform to support multi-channel selling, storefront customization, and international expansion, and often integrate third-party tools across marketing, payments, content management, and fulfillment.

Our Business-to-business ("B2B") customers include manufacturers, distributors, wholesalers, professional services, and hybrid B2B/B2C sellers. These customers utilize capabilities such as customer-specific pricing, quoting tools, account hierarchies, and procurement work to digitize traditional sales processes and support complex buying relationships.

Small businesses ("SB") are typically growth-oriented B2C and B2B merchants who rely on our platform for foundational commerce capabilities and may adopt expanded functionality as their operations become more complex.

We serve these lines of business with an open, intelligent ecosystem of technology solutions supported by high-touch experiences and seamless integration, providing dependable, customizable, and scalable tools designed to support business agility. Our BigCommerce, Feedonomics, and Makeswift technologies work together to enable merchants to centralize data, deliver differentiated commerce experiences, and operate across an increasingly fragmented set of digital channels.

We view composable commerce as both inherent and integral to our product portfolio. Our commitment to composable commerce is reinforced by our open API architecture, which enables customers to integrate best-of-breed technologies and emerging innovations, including AI-enabled capabilities, within a flexible and extensible framework.

Our platform is built on an API-first, multi-tenant architecture that supports both traditional and headless deployments. This design enables customers to integrate third-party systems across payments, shipping and logistics, enterprise resource planning (“ERP”), customer relationship management (“CRM”), content management systems (“CMS”), and search and personalization technologies.

We support composable commerce implementations through platform-wide APIs and Catalyst, our storefront framework. Catalyst provides a reference architecture built on modern development frameworks and integrates with Makeswift for visual content management. The framework is intended to reduce development time and provide a standardized foundation for partners and customers adopting composable and headless approaches.

Our partner ecosystem is also central to our business strategy. We believe we possess one of the deepest and broadest ecosystems of integrated technology solutions in the ecommerce industry. We strategically partner with, rather than compete against, the leading providers in adjacent categories, including payments, shipping, point of sale (“POS”), CMS, CRM, ERP, and omnichannel. This partner-centric approach contrasts with competitors that operate closed or vertically integrated software stacks and allows us to focus our research and development investments in our core commerce capabilities, data orchestration, and platform extensibility.

We plan to continue to invest in our core product offerings—BigCommerce, Feedonomics, and Makeswift—while expanding integrations with third-party providers and supporting emerging use cases associated with data-driven, AI-enabled, and agentic commerce.

Our strategy prioritizes durable revenue growth through improved customer retention, increased product adoption, and product expansion among our existing customer base. We continue to evaluate and refine our pricing, packaging, and monetization models to better align value delivered with value captured across our portfolio of products. We are focused on serving customers and industries where our open, composable, and AI-enabled platform provides differentiated value. We intend to position our platform as the foundation for AI-native and agent-driven commerce experiences while maintaining a focus on operating efficiency, scalability, and disciplined capital allocation.

Industry trends

Online shopping behaviors continue to evolve as ecommerce adoption is growing around the world. This puts tremendous pressure on businesses to pursue digital transformation with technology that can innovate at the pace of the market. Consumers are rapidly changing how they discover, evaluate, and purchase products across online and offline channels, requiring businesses to address a broad and expanding set of touch points that influence what and where shoppers buy. These touch points increasingly include content sites (information and influencers), social networks, search engines, marketplaces, and artificial intelligence-powered interfaces, in addition to merchants' own branded sites. Buyers are increasingly starting their journey in agentic surfaces, not on a brand's site.

While consumer brands historically relied on retail distribution for their products, ecommerce has enabled a new model of direct-to-consumer, vertically-integrated digitally native brands. In parallel, advancements in AI are influencing how merchants create and manage content, personalize experiences, optimize pricing and promotions, and streamline operations, further raising expectations for speed, relevance, and convenience. Historically, B2B ecommerce adoption has lagged that of B2C, but that is changing. B2B sellers are embracing digital transformation in pursuit of both efficiency and sales effectiveness, in response to business buyers whose user experience expectations have been reshaped by B2C shopping.

Technology, infrastructure and operations

We have designed our platform to deliver enterprise-grade security, reliability, and scale, with an open, intelligent foundation that supports the continued incorporation of AI-driven capabilities. Our platform is built using best-of-breed open source technologies, deployed across geographically-distributed data centers. Our platform is subject to a rigorous set of security standards designed to ensure the security of customer data.

Our customers

We serve customers across a range of sizes, geographies, and lines of business including B2C, B2B, and SBs. We categorize markets based on annual revenue, specifically: SB typically range from $0.5 million to $5.0 million and any business with annual revenue greater than $5.0 million are included within either of our B2B or B2C customer base. One individual customer represented more than 10 percent of our total revenue for the year ended December 31, 2025.

International presence

We serve customers worldwide. Our platform enables businesses to create stores in the consumer-facing language and currency of their choice. For the administrative control panel used by our customers to create and manage their stores, we currently allow our customers to select among a range of languages, including English, Chinese, French, Spanish, Italian, and Ukrainian. A component of our growth strategy involves the efficient distribution of our operations and customer base internationally.

We maintain our headquarters in Austin, Texas. Approximately 70 percent of our employees are located in the United States, as of December 31, 2025. We were originally founded in Sydney, Australia. EMEA has experienced revenue growth of 12 percent and 10 percent for the years ended December 31, 2025 and 2024, respectively. Our platform continues to enable customers to self-serve globally, including in regions in which we may lack a local business presence, such as parts of Latin America, Africa, and the Middle East. However, we maintain legal entities and personnel in a number of key markets, including Australia, Europe, Asia, and North America.

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

We have two issued patents in the United States, which expire February 10, 2035, and March 20, 2036, respectively. We have been issued federal registrations for trademarks, including “BigCommerce” and related stylized marks, "Feedonomics", and "Makeswift" and have multiple pending trademark applications in the United States and other jurisdictions. We hold domain names that include "Commerce", "BigCommerce", "Feedonomics", "Makeswift" and similar variations.

Employees and human capital resources

As of December 31, 2025, we had 1,079 full-time employees, including 294 in cost of sales, 270 in research and development, 277 in sales and marketing and 238 in general and administrative. Of these employees, 720 are in the United States and 359 are in our international locations. We consider our culture and employees to be vital to our success. We have invested substantial time and resources in building our team and culture across all our offices. We are highly dependent on our management, highly-skilled software engineers, and sales personnel, and it is crucial that we continue to attract and retain valuable employees. To facilitate attraction and retention, we strive to make Commerce a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.

Culture and values

Our culture is built on our corporate values: Stronger Together, Own It To Win It, Keep It Real, Always, and Customer Compass. Together our values and caring culture create an atmosphere that enables us to successfully recruit and retain talented and passionate team members. Our team members are our “secret sauce.” Their dedication, talent, and spirit create a virtuous cycle of service, product excellence, and customer satisfaction.

We have frequently won “best places to work” public recognition across our largest work centers of Austin, Texas; Sydney, Australia; and London, United Kingdom.

Our mission is to empower businesses to innovate, grow, and thrive by providing an open, AI-driven commerce ecosystem. This mission inspires our employees, who join Commerce to accomplish great things for our customers, partners and each other. We, in turn, foster an open, intelligent ecosystem that empowers our employees to thrive in a fast-paced, challenging, and engaging environment.

Facilities

Our worldwide corporate headquarters is located in Austin, Texas. In January 2025, the Company entered into a sublease agreement for approximately six years to relocate its Austin headquarters. We also have office locations across the United States and globally, including London, England; Atlanta, Georgia; and Sydney, Australia. We believe our current facilities are suitable for the composition of our staff. Further we believe that additional space is available as needed to accommodate any expansion of our operations.

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

Other information

Our internet website is www.commerce.com. We make available, free of charge through our website, our Form 10-Ks, 10-Qs and 8-Ks, and any amendments to these forms, as soon as reasonably practicable after filing with, or furnishing to, the Securities and Exchange Commission (“SEC”). Information contained in our website does not constitute a part of this report or our other filings with the SEC. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Investors and others should note that we announce material financial information to our investors using our investor relations website (investors.commerce.com), SEC filings, press releases, public conference calls and webcasts. We intend to use our investor relations website as a means of disclosing information about our business, our financial condition and results of operations and other matters and for complying with our disclosure obligations under Regulation FD. The information we post on our investor relations website, including information contained in investor presentations, may be deemed material. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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
•
Our rebranding initiative involves costs and may not be favorably received;
•
We face intense competition and may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business;
•
Our success depends in part on our partner-centric strategy;
•
Technological advances in AI may in the future disrupt the ecommerce and SaaS industry, which could significantly reduce the demand for our services or otherwise adversely impact our business or reputation if we are unable to develop AI and mitigate the use risks in this evolving environment;
•
If we or our third-party providers fail to protect the security of personal information of our customers or their shoppers stored in our systems and/or experience a data security incident, our reputation may be harmed and we may be exposed to material financial penalties and legal liability;
•
If our platform fails to perform properly, or if we fail to develop enhancements to resolve performance issues, we could lose customers, become subject to performance or warranty claims, or incur significant costs;
•
Increases in cost, interruptions in service, latency, or poor service from our third-party data center providers could impair the delivery of our platform;
•
If the security of information we possess is compromised or is otherwise accessed without authorization, our reputation may be harmed and we may be exposed to liability and loss of business;

•
In 2024 we identified a material weakness in our internal controls over financial reporting related to information technology general controls. If our remedial measures are insufficient to address the material weakness or one or more additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our ability to report financial information timely and accurately could be adversely affected;
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
•
Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and financial results;
•
The market price of shares of our common stock has been volatile, which could cause the value of your investment to decline;
•
Our failure to raise capital when needed could harm our business, operating results and financial condition. Debt or equity issued to raise additional capital may reduce the value of our common stock;
•
If our operating and financial performance in any given period does not meet the financial outlook that we provide to the public or the expectations of investment analysts, the market price of our common stock may decline;
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
•
Losing key members of our management or operations teams could hinder our ability to attract and retain the necessary talent for continued operations and growth;
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
•
Our business, financial condition and results of operations would be adversely affected by failing to generate sufficient cash flow to service the interest rate of our 2028 Convertible Notes and the terms of the governing indenture (the “2028 Convertible Notes Indenture”) impose restrictions that may limit our current and future operating flexibility; and
•
Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party.

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

We have not yet achieved profitability. We incurred net losses of $19.3 million, $27.0 million and $64.7 million for the years ended December 31, 2025, 2024, and 2023 respectively. As of December 31, 2025, we had an accumulated deficit of $641.0 million. We may not be able to sustain or increase our growth or achieve profitability in the future. Our decision to prioritize profitability on our planned timeline may not prove successful and may not yield desired outcomes. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

We have undertaken, and may in the future undertake, restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.

Changes resulting from our strategic restructuring plans and any future initiatives may not be successful in yielding our intended results and may not appropriately address the short-term and long-term strategic objectives for our business. Implementation of the restructuring plans and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have anticipated. Additionally, certain aspects of our recent restructuring activities, such as severance costs in connection with reducing our headcount, could negatively impact our cash flows. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge, inefficiency during transitional periods, or our ability to attract highly skilled employees. If any restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits, our business, financial condition, and results of operations could be materially and adversely affected.

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

Developing and maintaining awareness of our brand is important to retain and attract customers. The success of our new brand is integral to our growth strategy and the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and solutions, and our ability to successfully differentiate our platform. Additionally, our partners’ performance may affect our brand and reputation if customers do not have a positive experience. We rely heavily on free and paid search engine marketing efforts to drive traffic to our products, which efforts could be adversely affected by the rebranding initiative in the short and/or long term. Specifically, the rebranding initiative could adversely affect the placement and ranking of our website within free and paid search results (as well as the pricing of paid search results), any or all of which could increase marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall. Even if our brand recognition and loyalty increases, this may not generate customer awareness or yield increased revenue and profitability. Even if they do, any increased revenue may not offset the expenses we incurred in building our brand. For these reasons, our rebranding initiative may not produce the benefits expected, could adversely affect our ability to retain and attract customers, and may have a material adverse effect on our results of operations, cash flows and financial condition.

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

We have strategic technology partnerships with third parties that pay us a revenue share on their gross sales to our joint customers and/or collaborate to co-sell and co-market Commerce to new customers. Certain of those strategic technology partners generate significant revenue for us, including PayPal, Google, and Stripe. While our contracts with strategic technology partners generally limit the ability of such partners to terminate the contract for convenience on short notice, certain of our strategic technology partners have termination for convenience clauses in their contracts with us. Any companies we may acquire may have strategic technology partners, which may be different or competitive with the relationships we have. If our relationships with our strategic technology partners or the partners of companies we acquire are disrupted, we may receive less revenue and incur costs to form other revenue-generating strategic technology partnerships. If our strategic technology partners or the partners of companies we acquire were to be acquired by a competitor or were to acquire a competitor, it could compromise these relationships. This could harm our relationship with our customers, our reputation and brand, and our business and results of operations.

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

Technological advances in AI may in the future disrupt the ecommerce and SaaS industry, which could significantly reduce the demand for our services or otherwise adversely impact our business or reputation if we are unable to develop AI and mitigate the use risks in this evolving environment.

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

Our failure to invest in AI technologies and incorporate them into various facets of our business and product offerings in a timely, effective and compliant manner may place us at a competitive disadvantage, reducing demand for our offerings and adversely affecting our business, financial condition and results of operations. Our competitors may more effectively internally utilize AI, enabling their business to run more efficiently than ours, placing us at a competitive disadvantage, and they may better incorporate AI into their product offerings, negatively impacting demand for our products.

AI advances have the potential to enable the development of alternative competitive services or enable our customers to reduce or bypass the use of our services. If any of our customers, partners, competitors or new market entrants were to develop AI tools capable of replicating or better competing against our services, our services and solutions could, over time, become obsolete or unnecessary, or demand for our services could be significantly reduced, particularly if any such AI alternative proved to be more accurate, more efficient or more cost-effective than our ecommerce and SaaS offerings. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Further, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

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

Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers are expected to continue to be targeted, as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors such as state-sponsored organizations, attackers, and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (such as viruses, worms, and ransomware), employee theft or misuse, action or inaction by our employees or contractors, human or technological error, denial-of-service attacks, malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products, or services. As a result, despite our efforts to create security barriers to such threats, we cannot entirely mitigate these risks. We and our third-party partners and service providers also may face difficulties or delays in identifying, remediating or otherwise responding to, cyberattacks and other security breaches and incidents. As we rely on third-party and public-cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of Confidential Information. We and certain of our third-party providers have been subject to cyber-attacks and attempts in the past and will continue to be subject to such attacks in the future. Though no such incident to date has had a material impact on our business, we cannot guarantee that we will not experience material or adverse effects from any future incident. We have incurred substantial costs in efforts to protect against and address potential impacts of security breaches and incidents, and anticipate doing so in the future. Nevertheless, while we employ a number of security measures designed to prevent, detect, and mitigate potential harm to our platform, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. We maintain vulnerability management processes, including deploying scanning tools across our networks and products to identify and track security vulnerabilities. However, given the complexity of our systems and the volume of vulnerabilities identified, there can be no assurance that all vulnerabilities will be remediated or mitigated before they could be exploited by a threat actor. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information could have significant costs, including regulatory enforcement actions, litigation (such as class actions), litigation indemnity obligations, civil or criminal penalties, operational changes, remediation costs, network downtime, increases in insurance premiums, and reputational damage. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition.

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

If we fail to implement and maintain proper and effective internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, which could cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control’s objectives will be met. Because of the inherent limitations in all controls, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. Any failure to maintain or implement new or improved controls over financial reporting could result in material weaknesses or result in the failure to detect or prevent material misstatements in our financial statements, which could cause investors to lose confidence in our reported financial information and harm our stock price.

As previously reported, in connection with the preparation of the audited consolidated financial statements for the year ended December 31, 2023, we identified material weaknesses in our internal controls over financial reporting. As of December 31, 2025, management has remediated the material weakness. See Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.

In 2024 we identified a material weakness in our internal controls over financial reporting related to information technology general controls (“ITGCs”). If our remedial measures are insufficient to address the material weakness or one or more additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our ability to report financial information timely and accurately could be adversely affected. Any such occurrence could harm our business and cause investors to lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may decline.

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

Failure to effectively develop and expand our lead generation, customer acquisition, and retention strategies could harm our ability to develop or maintain our customer base and achieve broader market acceptance of our platform. If we are not able to generate traffic to our website through digital marketing or retain our existing customers, our ability to grow our business may be impaired.

Our ability to achieve revenue growth and market share is contingent upon the successful execution of our strategies for lead generation and customer success. These strategies, which include targeted offerings for B2C, B2B, and SB segments, rapid feature rollouts, and cross-selling integrated solutions, are subject to various risks. Ineffective or insufficient marketing and sales efforts, both online and offline, could fail to attract new customers, build brand awareness, and increase product adoption across all targeted segments.

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

As of December 31, 2025, we had net operating loss (“NOL”) carryforwards for federal and state tax purposes, that are available to reduce future taxable income. If not utilized, the federal and state NOL (net operating loss) carryforwards will begin to expire in 2036. The federal and state tax credits will begin to expire in 2034. The amount of federal NOLs that do not expire and carryforward indefinitely that we are permitted to deduct in any future taxable year is limited to 80 percent of federal taxable income in the year utilized, where taxable income is determined without regard to the NOL deduction itself.

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

In addition, our business operations are or may become subject to EU regulations governing digital services and use of artificial intelligence. For example, the EU Digital Services Act (the “DSA”) came into force in November 2022, with the majority of substantive provisions starting to take effect in February 2024. Amongst other things, the DSA requires hosting providers to designate a legal representative in the EU, set out any restrictions they impose on the use of their services in their terms and conditions and implement a mechanism which allows third parties to notify the presence of alleged online content. The DSA may increase our compliance costs, require changes to our processes, operations, and business practices and may otherwise adversely affect our business, operations and financial condition. Failure to comply with the DSA can result in fines of up to 6 percent of the total annual worldwide turnover and recipients of services have the right to seek compensation from providers in respect of damage or loss suffered due to providers’ infringement of the DSA.

Furthermore, there has been significant scrutiny on the use of personal data in artificial intelligence and modeling globally. In April 2023 a joint statement was issued by US federal regulators indicating their intent to enforce the law as it related to AI. Additionally, in October 2023 the Biden Administration released an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which provided agencies direction on implementation of rulemaking with regard to AI within their agencies. In Europe the EU Artificial Intelligence Act (“EU AI Act”), establishes a comprehensive, risk-based governance framework for AI developed, used or provided in the EU market. The EU AI Act is expected to enter into force in 2024, with the majority of substantive requirements applying two years later. Once fully applicable, it will have a material impact on the way AI is regulated in the EU. Significant legal development globally in the area of AI and data modeling may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

Our current operations are international in scope. We are subject to risks from geopolitical crises, such as the Russian invasion of Ukraine.

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

We price our subscriptions based on a combination of transaction and order volume, and feature functionality. We have historically adjusted our pricing levels from time to time and may consider during so in the future. As new or existing competitors introduce products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. While we believe that recent pricing changes will prove competitive, in the future, customers may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results, and financial condition.

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

We have $150 million of our 7.5 percent convertible notes due 2028 ("2028 Convertible Notes") outstanding and approximately $4.1 million of our 0.25 percent convertible notes due 2026 outstanding ("2026 Convertible Notes" and together with the 2028 Convertible Notes, the "Convertible Notes"). Our ability to service our obligations under the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets or obtaining debt financing or equity capital on terms that may be onerous or highly dilutive. Furthermore, our existing indebtedness may limit our ability to incur additional indebtedness on favorable terms or at all.

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

If our operating and financial performance in any given period does not meet the financial outlook that we provide to the public or the expectations of investment analysts, the market price of our common stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such financial outlook will comprise forward-looking statements, subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results may not always be in line with or exceed any financial outlook we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any financial outlook we provide or the expectations of investment analysts, or if we reduce our outlook for future periods, the market price of our common stock may decline as well. Although we have previously issued public guidance, there can be no assurance that we will continue to do so in the future.

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

As of December 31, 2025, we had approximately 81.7 million shares of Series 1 common stock and no shares of Series 2 common stock outstanding. Series 1 common stock is referred to as common stock throughout, unless otherwise noted. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced software engineers and senior sales executives. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or Commerce have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.

Losing key members of our management or operations teams could hinder our ability to attract and retain the necessary talent for continued operations and growth.

Our success depends substantially upon the continued services of our executive officers and other key members of management and operations team, particularly our chief executive officer. From time to time, there may be changes in our management team resulting from the hiring, departure or realignment of executives. For example, in connection with our 2025 Restructuring, we made certain changes to our senior leadership team, including our Chief Marketing Officer, Chief Commercial Officer and Chief Technology Officer. In the future, we may make additional changes in response to business performance and industry dynamics. Changes may be disruptive to our business. The departures of senior executives could lead to a loss of leadership continuity, key relationships, and in-depth understanding of our business, operations, and industry.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our platform. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, Australia, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on IT and negatively affect our business. In particular, given our investment in our development capabilities in Ukraine, continued political turmoil, warfare, or terrorist attacks in Ukraine could negatively affect our business. Political and military events in Ukraine, including the ongoing geopolitical conflict between Ukraine and Russia, poor relations between the U.S. and Russia, and sanctions by the international community against Russia or separatist areas of Ukraine may also have an adverse impact on our employees, customers, partners, and vendors. In turn, any of these may adversely impact our ability to grow our business and negatively affect our results of operations. To the extent our platform is perceived by customers and potential customers as costly, or too difficult to launch or migrate to, it would negatively affect our growth. Our revenue may be disproportionately affected by delays or reductions in general IT spending. Competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, consolidation in certain industries may result in reduced overall spending on our platform. We cannot predict the timing, strength, or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, including as a result of recent political and military events in Ukraine, our business, results of operations and financial condition could be adversely affected.

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

The interest rate on the $150.0 million aggregate principal amount of the 2028 Convertible Notes outstanding as of

December 31, 2025, is 7.50 percent, payable semi-annually. Our ability to pay interest and required principal payments on our indebtedness depends upon cash flows generated by our operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make these payments and reduce the level of our indebtedness over time.

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

Our management team, led by the Chief Information Security Officer and the General Counsel, is responsible for assessing and managing the Company’s material risks from cybersecurity and privacy threats. The CISO reports directly to the General Counsel, reflecting the integrated oversight of cybersecurity and data-privacy risk within our broader legal and compliance framework. Our Chief Information Security Officer has over 30 years of experience in cybersecurity and information security, including more than 16 years in leadership roles and over six years with responsibility for enterprise-wide cybersecurity strategy, risk management, incident response, and regulatory compliance.

Together, these leaders coordinate a structured governance process that includes cross-functional risk reviews, joint evaluation of significant cybersecurity and privacy risks, and supervision of internal security and privacy personnel as well as retained external cybersecurity and legal advisors. Management may utilize quantitative and qualitative risk-assessment methods, where appropriate, to inform prioritization of security investments and to estimate potential financial exposure associated with cybersecurity and privacy threats.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment. These activities enable management to maintain ongoing visibility into the Company’s cybersecurity and privacy risk posture.

Item 2. Properties.

Our worldwide corporate headquarters is located in Austin, Texas. In January 2025, we executed a sublease agreement in Austin, Texas for approximately 65,000 square feet of office space for our corporate headquarters. We also have office locations across the United States and globally, including London, England; Atlanta, Georgia; and Sydney, Australia. We believe our current facilities are suitable for the composition of our staff, and additional space is available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us. The Company is not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our balance sheet, statement of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock was initially listed on the Nasdaq Global Select Market under the symbol “BIGC” on August 5, 2020. Effective July 31, 2025, the Company's ticker symbol on the Nasdaq Global Market changed from "BIGC" to "CMRC." Prior to August 5, 2020, there was no public trading market for our common stock. As of December 31, 2025, we had 135 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street names by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Sales of Unregistered Securities

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the year ended December 31, 2025.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 5, 2020 (our first day of trading) and December 31, 2025, with the cumulative total return of (i) the S&P 500 Index, (ii) the NASDAQ Computer Index and (iii) the Russell 2000 Index. In fiscal year 2023, we included the Russell 2000 Index in our performance graph as this metric is included in the calculation of performance based equity awards. This graph assumes the investment of $100 on August 5, 2020, our first day of trading, in our common stock at the closing price of $72.27 per share, the S&P 500 Index, the NASDAQ Computer Index, and the Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Issuer Purchases of Equity Securities

There were no share repurchases of our common stock for the year ended December 31, 2025 .

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

Investors and others should note that we announce material financial information to our investors using our investor relations website (investors.commerce.com), SEC filings, press releases, public conference calls and webcasts. We intend to use our investor relations website as a means of disclosing information about our business, our financial condition and results of operations and other matters and for complying with our disclosure obligations under Regulation FD. The information we post on our investor relations website, including information contained in investor presentations, may be deemed material. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Overview

We are positioned to become the leading provider of an open, AI-driven commerce ecosystem designed to help businesses operate, innovate, and grow as AI-driven and agentic commerce increasingly shape how buyers engage with merchants. Our software-as-a-service platform enables merchants to orchestrate sophisticated digital commerce experiences across both owned and third-party channels, supporting a wide range of business-to-business ("B2B"), business-to-consumer ("B2C"), and small business ("SB") use cases.

Our unified platform is anchored by three core products: BigCommerce, our flexible and open commerce engine; Feedonomics, our AI-powered product data optimization and syndication platform; and Makeswift, our visual editor for building and managing storefront and content experiences. Together, these products enable merchants to centralize product data, deliver dynamic shopping experiences, and improve visibility across a growing set of discovery and buying channels, including emerging agentic surfaces. Through this integrated platform, we deliver differentiated value to merchants operating across complex markets, industries, and commerce workflows.

We are built around an open, partner-centric architecture. Rather than offering a closed technology stack, we prioritize flexibility and interoperability with a curated ecosystem of leading technology partners. Our platform integrates across payments, tax, shipping, order management, content management system ("CMS"), customer relationship management ("CRM"), and AI-enhanced marketing technology. Our strategy differentiates us from competitors that seek to control the full commerce technology stack; we instead focus our innovation and investment on core commerce capabilities, data orchestration, and platform extensibility, while enabling merchants to select best-of-breed solutions that meet their specific needs.

Digital commerce continues to evolve as consumers discovery and purchasing behavior increasingly fragments across AI-driven and third-party surfaces. Buyers are more frequently beginning their purchase journeys in AI interfaces rather than directly on a merchant's owned storefront. We provide the structured product data, composable technology, and scalable infrastructure that help merchants remain discoverable, trustworthy, and capable of transacting wherever those journeys begin. Our rebrand reflects both who we are today and our view of where digital commerce is going as we operate as a connected platform spanning storefronts, product data, and commerce experiences.

We plan to continue investing in our strategic B2B, B2C, and SB offerings, with an emphasis on simplifying our business, realigning investment toward our highest-value initiatives, and building scalable infrastructure to support AI-enabled and agentic commerce use cases. We expect to advance our growth strategy through continued product innovation, expansion of strategic partnerships, and development of AI-driven commerce solutions that address increasingly complex merchant needs. We also intend to grow our business by acquiring new customers, expanding adoption and usage among existing customers, mitigating churn, and selectively expanding our presence in new markets, while maintaining a disciplined focus on operating efficiency and profitability.

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

Leveraging artificial intelligence to drive value

AI has become a core component of our strategic and operational framework, supporting key initiatives across product development, customer experience, and go-to-market execution. We continue to advance our agentic foundation. Our AI strategy is focused on delivering practical, merchant-facing outcomes, including improved product discoverability, higher conversion, and more intelligent storefront and shopping experiences. These efforts are focused on improving usability and efficiency while seeking to limit incremental technical complexity for merchants.

We have architected our Commerce platform to support emerging AI-driven shopping and discovery models. Feedonomics functions as a product data enrichment and syndication layer, enabling structured product data to be distributed across branded storefronts, advertising channels, marketplaces, and certain AI-enabled discovery surfaces. This enables merchants to remain visible and competitive at the point of decision as consumer discovery increasingly shifts towards AI-driven experiences.

Through our open, modular platform, merchants can adopt AI driven services, such as intelligent merchandising, dynamic pricing, agent-assisted support, and automated fulfillment, into their commerce stack at their own pace. We continue to expand partnerships with technology providers to support the integration into AI-driven commerce environments.

These initiatives reflect broader transformation and increased investment in innovation. In 2026, we plan to significantly increase our investment in research and development, with a focus on embedding AI capabilities into our core commerce platform while extending Feedonomics as the data and infrastructure layer for agentic commerce. Our focus remains on embedding AI deeply and responsibly across the commerce lifecycle, ensuring merchants remain discoverable, performant, and in control of their customer experience as the industry transitions toward an AI and agent led era of commerce.

Investment in core offerings

We continue to invest in our core commerce offerings to support growth across enterprise B2B and B2C customer segments, as well as SB use cases.

To support B2B customers, we continued to enhance our platform with features such as multi-company hierarchy support, roles based access controls, and configure-price-quote ("CPQ") tool. Additionally, we enabled "B2B Edition" in the BigCommerce core control panel, driving a seamless customer experience across a wide range of features. These investments help customers better manage complex organizational structures and workflows, reducing cost and enabling better buyer experiences.

We continued to make strategic progress with our small and midsize businesses with the launch of Feedonomics Surface, a new self-service feed management solution. The solution delivers a streamlined, automated experience designed to support scalable multichannel commerce. This represents an extension of enterprise grade functionality to smaller merchants. Future enhancements are expected to include additional advertising, marketplace, social and agentic channel integrations as well as AI driven feed optimization to further improve merchant performance and retention.

To help enterprise B2C customers, we rolled out a series of AI-driven improvements in product catalog categorization, attribute population, and schema mapping that allow for better sales across channels and 1P websites, saving customers significant operations expenditure and enabling sales lift. We also made improvements to other "critical-to-quality" commerce capabilities including checkout, promotions, permissions, payments, storefront creation and editing, and catalog management.

Collectively, these investments in our core offerings allow our customers to reduce costs and drive growth through better buyer experiences on 1P and 3P digital channels.

Expansion of growth initiatives

We continue to evaluate and refine our pricing, packaging, and monetization models to better align value delivered with value captured across our product portfolio. These efforts may include expanding cross-sell and upsell opportunities, introducing bundled offerings, and launching optional monetization solutions such as our branded payments offering.

Our new BigCommerce payments offering, expected to launch in fiscal year 2026, is designed to provide an integrated payment processing option for small and mid-sized customers looking for a streamlined, integrated way to activate payments, and simplify onboarding. This offering is designed to enhance our overall monetization of GMV and alignment with merchants, while improving customer retention and introducing modern payments capabilities in a scalable, capital-efficient manner.

Acquisition of new customers

The growth of our customer base remains important to our continued revenue growth. We believe we are positioned to grow through a combination of direct sales efforts, marketing initiatives, product-led growth channels, and referrals from our agency and technology partners.

We are focused on driving capital-efficient customer acquisition by leveraging our partner ecosystem, optimizing inbound marketing strategies, and emphasizing scalable distribution channels. Our partner-centric strategy is intended to enable customers to compose solutions that integrate with adjacent technology providers, including payments, fulfillment, ERP, marketing, and other categories, and may support demand generation through ecosystem-led distribution.

We continually evaluate our ideal customer profiles and resource allocation to prioritize customer segments and industries where our open, composable, and AI-enabled platform provides differentiated value. As part of our broader platform strategy, we have positioned Commerce as the parent brand unifying BigCommerce, Feedonomics, and Makeswift, reflecting an evolution toward an open, intelligent ecosystem designed to support modular commerce architectures and emerging AI-enabled and agentic commerce use cases.

Our B2C customers include branded manufacturers, multi-brand online retailers, and store-based retailers. These customers may use our platform for storefront management, merchandising, and omnichannel selling, and often integrate third-party technologies across marketing, payments, content management, and fulfillment.

We cater to a range of B2B businesses, including manufacturers, distributors, wholesalers, professional services, and hybrid B2B/B2C sellers. These customers may use capabilities such as account hierarchies, customer specific pricing, quoting workflows, and procurement-related functionality to support complex B2B use cases and digitize traditional sales motions.

Small business customers are typically growth-oriented merchants that may initially adopt foundational commerce functionality and expand usage as their operations scale. We seek to serve the SB market through accessible onboarding, self-service capabilities, and integrations that allow them to add functionality over time.

We serve these lines of business with professional-grade commerce solutions, high-touch experiences and seamless integration, providing dependable, customizable, and scalable tools that drive growth and enable business agility. With a synergistic combination of flexible platform capabilities, powerfully connected data, and visually captivating customer experiences, our unified platform helps businesses transform commerce operations, elevate customer experiences, and optimize revenue across all channels.

Retention and growth of our existing customers

We believe our long-term revenue growth is correlated with our ability to retain customers and expand their adoption of our platform. We continue to invest in product functionality to maximize customer success and retention, including investing in our technology to mitigate customer churn. Revenue from existing customers may increase through subscription plan upgrades, additional store deployments, expanded product utilization within Feedonomics, and the adoption of additional products, modules or bundled offerings across our portfolio. As customers grow their commerce operations, subscription revenue may increase through automated sales-based adjustments on certain plans and order-based adjustment on enterprise plans.

In addition, partner and services revenue generated through revenue-sharing agreements with our strategic technology partners generally increases as customer transaction volumes grow and as customers adopt additional integrated solutions within our ecosystem. Our ability to retain and grow our customers’ commerce businesses often depends on the continued expansion of our platform and the capabilities of our strategic technology partners to provide revenue generating services to our customers. We continually evaluate prospective and existing partners’ abilities to enhance the capabilities of our customers’ commerce businesses. We add new partners and expand existing partner relationships to enhance the utility of our platform, while creating new opportunities to expand our revenue share in partner and services revenue. As we continue to grow as a platform, we believe our ability to realize more favorable and expansive revenue share agreements will grow as well.

We also grow by selling additional stores to existing customers. Our larger customers will often first use our platform to build a single online store that serves a single brand within their portfolio. These customers can then expand their usage of our platform by launching additional stores to serve additional brands, geographies, or use cases (e.g., B2B in addition to B2C). We continue to invest in product innovation, platform functionality, and customer success initiatives to support retention and drive increased adoption across our unified Commerce platform.

Additionally, we have seen meaningful growth in the lifetime value of our Feedonomics customers, driven by both higher engagement and the increase in the number and variety of products available to them.

The expansion of our Feedonomics offerings has played a crucial role in both retaining existing customers and enabling their growth within our ecosystem. By continuously adding new features, tools, and integrations across our product suite, we have been able to meet the evolving needs of our customers, making it easier for them to expand their use of our platform and adopt additional solutions.

Our ability to offer more tailored solutions through a broader range of product offerings has allowed us to build stronger, more personalized relationships with customers, which in turn has contributed to reduced churn. Our ability to maintain and improve net revenue retention is influenced by product performance and innovation, pricing and packing, and the overall growth of our customers' commerce operations.

Realizing operating leverage from our investments

We have made significant investments in our SaaS platform and our global infrastructure. As we scale our business, we seek to drive operating leverage by growing revenue at a rate that exceeds the growth of operating expenses. Research and development has historically been one of our largest operating expense categories. By expanding our lower-cost engineering in lower-cost international locations and our use of AI, we are increasing development capacity while also driving leverage in engineering cost as a percentage of total revenue. In addition, we believe we will achieve operating leverage in marketing by continuing to emphasize lower-cost inbound techniques and growth in customer referrals from our technology and agency partners, especially as our revenue mix continues to shift to our ideal customer profiles. While we may see changes in margins from one period to another based on our relative pace of expansion and the associated level of investments required, we believe we will be able to run our business more efficiently as we continue to grow our revenue and gain further operating leverage as we scale.

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

Business metrics

We review the following business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Increases or decreases in our business metrics may not correspond with increases or decreases in our revenue or operating results. As an example, some of our business metrics include annual revenue run-rate (“ARR”), subscription annual revenue run-rate (“Subscription ARR”), average revenue per account, and others are calculated as of the end of the last month and or the date of the reporting period.

We have elected to discontinue reporting certain historical business metrics and introduced two new measures that we believe better reflect the health and operating focus of the business following the fiscal year 2025 realignment. As a result, management has determined that Enterprise Account Metrics will no longer be disclosed by the Company beginning in fiscal year 2026. In connection with this change, we are introducing Gross Merchandise Volume ("GMV") and Net Revenue Retention ("NRR") as additional key operating metrics to provide investors with supplemental insight into the scale of commerce transacted on our platform and customer retention trends.

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

The chart below illustrates Annual revenue run-rate (ARR) as of the periods ended.

	Year ended December 31,
	2025	2024	2023
Total ARR (in thousands)	$359,136	$349,599	$336,541

Gross Merchandise Volume (GMV)

Gross Merchandise Volume (“GMV”) represents the total dollar value of completed checkout transactions facilitated through the Commerce platform during the reporting period, including shipping and taxes. GMV is reported on a gross basis before deducting refunds or discounts. GMV is not a measure of revenue.

The chart below illustrates Gross Merchandise Volume for the twelve months ended.

	Year ended December 31,	Annual % Change
(in millions)
2025	$31,696	12.3%
2024	28,228	11.3

Net Revenue Retention (NRR)

Net Revenue Retention (“NRR”) measures our ability to retain and expand revenue from existing customers over time. NRR is calculated by dividing total billings and allocated partner revenue from a cohort of customers during the trailing twelve-month period by the total billings and allocated partner revenue from the same customer cohort in the corresponding prior-year period. NRR reflects the impact of customer expansion and contraction and excludes revenue from customers added after the prior twelve-month period.

The chart below illustrates Net Revenue Retention for the twelve months trailing as of:

	Trailing twelve months as of	Sequential % Change
December 31, 2025	95.2%	0.7%
September 30, 2025	94.5	0.0
June 30, 2025	94.5	(0.5)
March 31, 2025	95.0	0.0
December 31, 2024	95.0	(0.0)

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

The chart below illustrates Subscription annual revenue run-rate as of the periods ended.

	Year ended December 31,
	2025	2024	2023
Subscription ARR (in thousands)	$272,411	$264,541	$256,412

Enterprise Average revenue per account

We calculate ARPA at the end of a period by including customer-billed revenue and an allocation of partner and services revenue, where applicable. We bill customers for subscription solutions and professional services, and we include both in ARPA for the reported period. For example, ARPA as of December 31, 2025, includes all subscription solutions and professional services billed between January 1, 2025, and December 31, 2025. We allocate partner revenue, where applicable, primarily based on each customer’s share of GMV processed through that partner’s solution. Partner revenue that is not directly linked to customer usage of a partner’s solution is allocated based on each customer’s share of total platform GMV. Each account’s partner revenue allocation is calculated by taking the account’s trailing twelve-month partner revenue, then dividing by twelve to create a monthly average to apply to the applicable period in order to normalize Enterprise ARPA for seasonality.

The chart below illustrates Enterprise average revenue per account as of the periods ended.

	Year ended December 31,
	2025	2024	2023
Average revenue per account (in thousands)	$43,200	$44,458	$40,891

Enterprise Account metrics

To measure the effectiveness of our ability to execute against our growth strategy, we calculate ARR attributable to Enterprise Accounts. We define Enterprise Accounts as accounts with at least one unique Enterprise plan subscription or an enterprise level feed management subscription (collectively “Enterprise Accounts”). These accounts may have more than one Enterprise plan or a combination of Enterprise plans and non-enterprise plans. As a result of the 2025 realignment, these metrics are no longer a primary metric used by management and therefore will not be provided beginning in fiscal year 2026.

The chart below illustrates certain of our key business metrics as of the periods ended.

	Year ended December 31,
	2025	2024	2023
Enterprise account metrics:
Number of enterprise accounts	6,648	5,884	5,994
ARR attributable to enterprise accounts (in thousands)	$287,193	$261,590	$245,100
ARR attributable to enterprise accounts as a percentage of Total ARR	80%	75%	73%

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

Cost of revenue

Cost of revenue consists primarily of: (1) personnel-related expenses (including stock-based compensation expense and associated payroll costs) for our customer success teams, (2) costs that are directly related to hosting and maintaining our platform, (3) fees for processing customer payments such as credit card processing charges, (4) personnel and other costs related to feed management, and (5) allocated overhead costs, such as technology and facility costs.

Sales and marketing

Sales and marketing expenses consist primarily of: (1) personnel-related expenses (including stock-based compensation expense and associated payroll costs), (2) sales commissions, (3) marketing programs, (4) travel-related expenses, and (5) allocated overhead costs, such as technology and facility costs. We focus our sales and marketing efforts on creating sales leads and establishing and promoting our brand. Incremental sales commissions for new customer contracts are deferred and amortized ratably over the estimated period of our relationship with such customers which approximates three years.

Research and development

Research and development expenses consist primarily of personnel-related expenses (including stock-based compensation expense and associated payroll costs) incurred in maintaining and developing enhancements to our ecommerce platform, optimization of AI-powered data and flexible storefront creation, and allocated overhead costs, such as technology and facility costs. Software development costs associated with internal use software which are incurred during the application development phase and meet other requirements are capitalized.

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

Restructuring charges

Restructuring charges consist primarily of severance payments, professional services, contract costs, accelerated depreciation of internal use software, exits of certain office leases, and other related costs.

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

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$342,349	$332,927	$309,394
Cost of revenue (1)	72,752	77,589	74,202
Gross profit	269,597	255,338	235,192
Operating expenses:
Sales and marketing(1)	136,968	129,602	140,230
Research and development(1)	73,021	80,879	83,460
General and administrative(1)	55,863	61,794	58,838
Amortization of intangible assets	8,475	9,736	8,422
Acquisition related costs	444	1,334	10,252
Restructuring charges	11,043	13,677	6,434
Total operating expenses	285,814	297,022	307,636
Loss from operations	(16,217)	(41,684)	(72,444)
Gain on convertible note extinguishment	3,931	12,110	0
Interest income	4,818	10,568	11,493
Interest expense	(10,027)	(6,051)	(2,884)
Other expenses	(681)	(958)	(836)
Loss before provision for income taxes	(18,176)	(26,015)	(64,671)
Provision for income taxes	(1,166)	(1,015)	0
Net loss	$(19,342)	$(27,030)	$(64,671)

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$2,558	$3,533	$4,949
Sales and marketing	6,518	9,252	13,474
Research and development	9,338	13,614	13,478
General and administrative	5,625	10,000	9,785

Revenue by geographic region

The composition of our revenue by geographic region during the years ended December 31, 2025 and 2024 were as follows:

	Year ended December 31,		Change
	2025	2024	Amount	Percent
	(in thousands)
Revenue
Americas – United States	$259,090	$253,484	$5,606	2.2%
EMEA	42,605	38,031	4,574	12.0
APAC	24,751	25,750	(999)	(3.9)
Rest of World	15,903	15,662	241	1.5
Total Revenue	$342,349	$332,927	$9,422	2.8%

Comparison of years ended December 31, 2025 and 2024

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Year ended December 31,		Change
	2025	2024	Amount	Percent
	(dollars in thousands)
Revenue
Subscription solutions	$255,623	$247,870	$7,753	3.1%
Partner and services	86,726	85,057	1,669	2.0
Total revenue	$342,349	$332,927	$9,422	2.8%

Total revenue increased for the year ended December 31, 2025 from the year ended December 31, 2024, due to an increase in both subscription solutions and partner and services revenue. Subscription solutions revenue increased primarily due to the increases in small business, enterprise, and Feedonomics customers. Partner and services revenue increased primarily as a result of increases in revenue-sharing activity offset by decreases in stand ready hosting and integration activity.

Cost of revenue, gross profit, and gross margin percentage

The following table presents our cost of revenue, gross profit, and gross margin percentage for each of the periods indicated:

	Year ended December 31,		Change
	2025	2024	Amount	Percent
	(dollars in thousands)
Cost of revenue	$72,752	$77,589	$(4,837)	(6.2)%
Gross profit	269,597	255,338	14,259	5.6
Gross margin percentage	78.7%	76.7%

Cost of revenue decreased for the year ended December 31, 2025 from the year ended December 31, 2024. The decrease in expense was primarily attributable to the recording of certain expenses in sales and marketing in fiscal year 2025 while prior years expenses of $5.5 million were recorded in cost of revenue as certain employees were moved from customer support roles to sales and marketing roles in connection with our restructuring initiatives. The remaining changes relate to reductions in payroll costs and share-based compensation expense of $4.8 million, offset by increases in web hosting of $2.3 million, $2.3 million of IT related costs, and other expenses such as professional services and depreciation of $0.9 million. Gross margin increased during 2025 from 2024, due to increased efficiency in customer service staffing and spending.

We expect cost of revenue to increase in absolute dollars primarily driven by additional hosting costs, but anticipate that cost of revenue as a percentage of revenue will remain consistent in future periods. We expect gross margin percentage to remain consistent in future periods.

Operating expenses

The following tables present our operating expenses for each of the periods indicated:

	Year ended December 31,				Change
	2025	As a % of Total Revenue	2024	As a % of Total Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$136,968	40.0%	$129,602	38.9%	$7,366	5.7%
Research and development	73,021	21.3	80,879	24.3	(7,858)	(9.7)
General and administrative	55,863	16.3	61,794	18.6	(5,931)	(9.6)
Amortization of intangible assets	8,475	2.5	9,736	2.9	(1,261)	(13.0)
Acquisition related expenses	444	0.1	1,334	0.4	(890)	(66.7)
Restructuring charges	11,043	3.2	13,677	4.1	(2,634)	(19.3)
Total operating expenses	$285,814	83.4%	$297,022	89.2%	$(11,208)	(3.8)%

Sales and marketing

Sales and marketing expenses increased for the year ended December 31, 2025 from the year ended December 31, 2024. The period over period increase was largely related to the recording of certain expenses in sales and marketing in fiscal year 2025 while in the prior year these expenses of $7.6 million were recorded in cost of revenue and general and administrative as certain employees were moved from customer support and general and administrative roles to sales and marketing roles in connection with our restructuring initiatives. Excluding the impact of these expenses, the period over period decrease of $0.2 million was primarily driven by decreases in marketing spend of $5.9 million, offset by increases in payroll costs and share-based compensation expense of $2.4 million, $1.8 million in IT related costs, and $1.5 million in professional service costs.

We expect sales and marketing expenses to decrease, both in absolute dollars and as a percentage of revenue, in the near term, primarily as a result of initiatives implemented to optimize operational costs and efficiencies in connection with the 2025 Restructure.

Research and development

Research and development expenses decreased for the year ended December 31, 2025 from December 31, 2024, primarily due to a decrease in staffing costs of $6.9 million, including stock-based compensation and associated payroll costs, and a decrease of $3.0 million in IT related costs and variable spend, offset by increases in other expenses such as professional services of $1.5 million and depreciation of $0.5 million.

We expect research and development expenses as a percentage of revenue to increase as we continue to prioritize investment in our core offerings throughout fiscal year 2026.

General and administrative

General and administrative expenses decreased for the year ended December 31, 2025 from December 31, 2024. A portion of the decrease is attributable to the recording of certain expenses in sales and marketing in the fiscal year 2025 while in prior years expenses of $2.1 million were recorded in general and administrative due to changes in employee roles. The remaining changes were primarily due to a $4.6 million reduction in staffing costs, including stock-based compensation expense and payroll costs, a decrease of $1.0 million in insurance and taxes, offset by an increase of $1.8 million of professional services.

We expect general and administrative expenses as a percentage of revenue to decrease in the near term primarily as a result of initiatives implemented to optimize operational costs and efficiencies in connection with the 2025 Restructure.

Amortization of intangible assets

Amortization of intangible assets decreased for the year ended December 31, 2025 from December 31, 2024. The decrease was due to certain acquired assets being fully amortized in the prior year.

Acquisition related expenses

Acquisition related expense decreased for the year ended December 31, 2025 from December 31, 2024. The decrease was primarily attributable to the amortization of deferred compensation for the Makeswift acquisition which was fully amortized for the year ended December 31, 2025.

Restructuring charges

Restructuring charges decreased for the year ended December 31, 2025 from December 31, 2024. The 2025 realignment included severance payments, professional services, contract costs, accelerated depreciation of internal use software and other related costs.

We expect to incur additional costs relating to the 2025 Restructure of approximately $3.0 million to $6.6 million through fiscal 2026 relating to relocation and retention benefits and professional services costs.

Other income

The following tables present our other income/(expenses) for each of the periods indicated:

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
	(dollars in thousands)
Gain on convertible note extinguishment	$3,931	$12,110	$(8,179)	(67.5)%
Interest income	4,818	10,568	(5,750)	(54.4)
Interest expense	(10,027)	(6,051)	(3,976)	65.7
Other expenses	(681)	(958)	277	(28.9)
Total Other income/(expenses)	$(1,959)	$15,669	$(17,628)	(112.5)%

Gain on convertible note extinguishment decreased for the year ended December 31, 2025 from December 31, 2024 as a results of the repurchase and exchange transactions that occurred in 2024. In fiscal year 2025 the Company repurchased approximately $59.1 million aggregate principal amount of its 2026 Convertible Notes for aggregate cash consideration of approximately $54.4 million, including accrued but unpaid interest which resulted in the $3.9 million gain.

Interest income decreased for the year ended December 31, 2025 from December 31, 2024. This decrease was due to lower yields on our cash equivalents and marketable securities in 2024 primarily as a result of less cash, cash equivalents, and marketable securities during the period.

Interest expense increased for the year ended December 31, 2025 from December 31, 2024. This increase was the due to the exchange of the 2026 Convertible Notes interest rate of 0.25 per annum for the 2028 Convertible Notes at a higher effective interest rate of 7.50 percent per annum in the third quarter of 2024.

Other expenses increased for the year ended December 31, 2025 from December 31, 2024. This increase was due to the impact of foreign currency exchange rates.

Provision for income taxes

Our provision for income taxes increased approximately $0.2 million for the year ended December 31, 2025 from December 31, 2024. This increase was due to additional state tax expense in fiscal 2025.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$25,491	$26,254	$(24,243)
Net cash provided by (used in) investing activities	(16,608)	105,293	2,816
Net cash provided by (used in) financing activities	(53,076)	(114,036)	1,242
Net increase (decrease) in cash, cash equivalents and restricted cash	$(44,193)	$17,511	$(20,185)

As of December 31, 2025, we had $143.0 million in cash, cash equivalents, restricted cash, and marketable securities, a decrease of $36.6 million compared to $179.6 million for the year ended December 31, 2024. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.9 million and $1.5 million at December 31, 2025 and December 31, 2024, respectively, primarily consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $96.8 million and $89.3 million at December 31, 2025 and December 31, 2024, respectively, consists of investments in corporate and U.S. treasury securities. We maintain cash account balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Operating activities

Net cash provided by operating activities for the years ended December 31, 2025 and 2024 was $25.5 million and $26.3 million, respectively. This consisted primarily of our net losses adjusted for certain non-cash items including depreciation, amortization of intangible assets, convertible note premium and convertible note issuance costs amortization, stock-based compensation, bad debt expense, gain on extinguishment of convertible notes, and the effect of changes in working capital.

Investing activities

Net cash used in investing activities during the year ended December 31, 2025 was $16.6 million. It consisted of the purchase of marketable securities of $92.8 million, purchase of property, equipment, leasehold improvements and capitalized internal-use software of $8.6 million, and cash paid for the website domain name of $2.4 million offset by the sale and maturity of marketable securities of $87.3 million.

Net cash provided by investing activities during the year ended December 31, 2024 was $105.3 million. It consisted primarily primarily of the sale and maturity of marketable securities of $205.2 million offset by the purchase of property, equipment, leasehold improvements and capitalized internal-use software of $3.7 million and the purchase of marketable securities of $96.1 million.

Financing activities

Net cash used in financing activities during the year ended December 31, 2025 was $53.1 million primarily consisting of repayment of convertible notes and financing obligations, including convertible notes issuance costs of $54.7 million, and taxes paid related to net share settlement of stock options and restricted stock units of $2.0 million, offset by $3.6 million of proceeds from exercise of stock options.

Net cash used in financing activities during the year ended December 31, 2024 was $114.0 million primarily consisting of repayment of convertible notes and financing obligations of $109.1 million, payment of issuance costs of $3.2 million related to the Convertible Notes, and taxes paid related to net share settlement of stock options and restricted stock units of $2.4 million.

Fiscal Year Ended December 31, 2024 and 2023

For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and capital resources

We are committed to cash flow generation and cash management by focusing on operational efficiency and organization simplification, and we continue to evaluate all of our spending to look for opportunities to drive improvements in cash flow. Our success in transitioning our customer base from legacy month-to-month contracts to annual contracts has continued to result in better cash flow as these efforts have increased the timing of our cash receipts.

Our operational short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. Our future capital requirements will depend on many factors, including our growth rate, levels of revenue, market acceptance of our platform, the results of business initiatives including our efforts in transitioning our customers to annual billings, continued reduction in churn, the timing of new product introductions, the continued impact of the inflation on the global economy, market risk due to elevated interest rates, our business, financial condition, and results of operations.

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Additionally, with our 2026 Convertible Notes restructuring in fiscal 2024, there was a reduction in our cash and cash equivalents. However, we believe as a result of the renegotiation and extension of the remaining obligation and through our operating efficiencies achieved through the 2025 realignment, we have decreased our overall debt leverage and better optimized our maturities. The restructuring of the convertible notes requires semi-annual interest payments and increases our contractual interest rate to 7.50 percent.

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

In February 2025, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of its outstanding 2026 Convertible Notes to repurchase approximately $59.1 million aggregate principal amount of its 2026 Convertible Notes for aggregate cash consideration of approximately $54.4 million, including accrued but unpaid interest. This transaction resulted in a net gain on repurchases of debt of approximately $3.9 million, net $0.6 million write-off of unamortized debt issuance costs. As of December 31, 2025, approximately $4.1 million principal amount of 2026 Convertible Notes remain outstanding.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025 or as of December 31, 2024.

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

Subscription solutions revenue consists primarily of: (1) platform subscription fees and (2) recurring professional services. We generally recognize platform subscription fees and recurring professional services revenue in the month they are earned. We begin revenue recognition on the date that our service is made available to our customers. Fixed monthly fees and any overage charges related to subscription solutions are recognized as revenue in the month they are earned.

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

Allowance for credit losses

We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for credit losses for accounts receivable deemed uncollectible. In order to determine the allowance, we analyze grouped customers by similar risk profiles, along with the invoiced accounts receivable portfolio, the age of the outstanding balance and historical write-offs, and unbilled accounts receivable for significant risks and historical collection activity. Additionally, the Company early adopted ASU 2025-05 - Financial Instruments - Credit Losses, and applied the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. The adoption had no impact on our financial statements.

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

We measure stock-based compensation for restricted stock units (RSUs) based on the fair market value of the common stock on the grant date. RSUs typically vest over a four-year period either (i) in equal annual installments, or (ii) 25 percent on the one-year anniversary of the grant date with the remaining 75 percent vesting in equal quarterly installments thereafter, in each case, subject to continued service. Stock-based compensation expense is recognized straight-line over the requisite service period, net of estimated forfeitures.

We grant PSUs to executive officers and other members of senior management which provide for shares of common stock to be earned based on our total stockholder return compared to the Russell 2000 index, and referred to as market-based awards. We value these market-based awards on the grant date using the Monte Carlo simulation model. The determination of fair value is affected by our stock price and a number of assumptions including the expected volatility and the risk-free interest rate. We assume no dividend yield and recognizes stock-based compensation expense on a straight-line basis from grant date over the service period of the award. The market-based awards will cliff-vest at the end of the three-year period ranging from 0 percent to 200 percent of the target number of PSUs granted.

We also grant PSUs to executive officers and other members of senior management which provide for shares of common stock to be earned based on its attainment of our adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) and revenue relative to a target specified in the applicable agreement, and are referred to as our performance-based awards. We value these awards at the closing market price on the date of grant. The vesting of our performance-based awards are conditioned upon the achievement of certain targets and will vest in three annual tranches in a percentage of the target number of shares between 0 percent to 200 percent. The Company recognizes stock-based compensation expense on a straight-line basis over the service period, if it is probable that the performance condition will be achieved. Adjustments to stock-based compensation expense are made, as needed, each reporting period based on changes in our estimate of the number of units that are probable of vesting.

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

We recognize employee severance costs when payments are probable and amounts are estimable or when notification occurs depending on whether the severance costs paid are part of the our general plan. When estimating the fair value of facility restructuring activities, assumptions were applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our consolidated results of operations and financial position in the period the revision is made. Costs related to contracts without future benefit or contract terminations are recognized at the earlier of the contract termination or the cease-use dates. Additionally, restructuring charges include considerations of various capital alternatives or changes in business activities which include expenses related to retention and relocation benefits, accelerated depreciation, professional services, and other costs.

Recent accounting pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our included audited consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. An immediate increase or decrease in interest rates of 100 basis points at December 31, 2025 could result in a $1.0 million market value reduction or increase of the same amount.

In August 2024, we issued the 2028 Convertible Notes with an aggregate principal amount of $150.0 million, the full amount of which is outstanding as of December 31, 2025. The 2028 Convertible Notes have a fixed interest rate of 7.50 percent; we do not face variable interest rate risk with respect to the 2028 Convertible Notes. The fair value of the 2028 Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the year ended December 31, 2025 were transacted in U.S. dollars. Our international revenue is currently collected in U.S. dollars. In the future, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-34 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial and Chief Operating Officer (principal financial officer), has evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report, our Chief Executive Officer and Chief Financial and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

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

Our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified a material weakness in internal control over financial reporting. The material weakness related to information technology general controls that support our financial reporting process. Specifically, management determined that we had not maintained effective controls over (i) user access to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to the appropriate personnel, and (ii) program change management for financial applications to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. As a result, our related IT dependent manual and application controls that rely upon the affected ITGC’s, or information coming from IT systems with affected ITGC’s were also deemed ineffective. This material weakness did not result in any material misstatement of our financial statements. While this material weakness did not result in a material misstatement of our financial statements, there was a reasonable possibility that it could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not be detected. Accordingly, we determined that it constituted a material weakness.

With respect to the material weakness described above, the Company, under the oversight of the Audit Committee, completed a risk assessment over our financial reporting processes, revised existing IT entity level policies, and completed the re-design and implementation of IT general controls. During the fiscal year ended December 31, 2025, we completed our testing of the operating effectiveness of internal controls impacted by these remediation efforts and determined the material weakness has been remediated as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation activities described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated by reference.

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

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-39423	3.1	August 7, 2020

3.2	Certificate of Amendment to Seventh Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-39423	3.1	July 31, 2025
3.3	Third Amended and Restated Bylaws of the Registrant, as currently in effect	8-K	001-39423	3.2	July 31, 2025

4.1	Indenture, dated September 14, 2021 between Registrant and U.S National Association	8-K	001-39423	4.1	September 15, 2021

4.2	Form of certificate representing the 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	September 15, 2021

4.3	Indenture, dated as of August 7, 2024, between BigCommerce Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39423	4.1	August 7, 2024

4.4	Form of certificate representing the 7.5% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1)	8-K	001-39423	4.1	August 7, 2024

4.5**	Description of Registrant's Securities

10.1	Form of Capped Call Confirmation	8-K	001-39423	10.1	September 15, 2021

10.2+	Form of Indemnification Agreement for Officers and Directors	S-1/A	333-239838	10.4	July 28, 2020

10.3+	BigCommerce Holdings, Inc. Amended and Restated 2013 Stock Plan (including forms of award agreements thereunder)	S-8	333-242387	4.3	August 7, 2020

10.4+	BigCommerce Holdings, Inc. 2020 Equity Incentive Plan (including forms of award agreements thereunder)	S-8	333-242387	4.4	August 7, 2020

10.5+	BigCommerce Holdings, Inc. 2020 Employee Stock Purchase Plan (including forms of award agreements thereunder)	S-8	333-242387	4.5	August 7, 2020

10.6+	Offer Letter dated September 9, 2016, by and between the Registrant and Brian Dhatt	S-1	333-239838	10.15	July 13, 2020

10.7+	Amendment to Offer Letter dated February 2, 2017, by and between BigCommerce, Inc. and Brian Dhatt	S-1	333-239838	10.16	July 13, 2020

10.8+	Offer Letter dated October 7, 2015, by and between the Registrant and Russell Klein	10-Q	001-39423	10.4	May 4, 2022

10.9+	Promotion Letter dated December 26, 2017, executed by Russell Klein	10-Q	001-39423	10.5	May 4, 2022

10.10+	Amendment to Offer Letter dated March 2, 2019, by and between the Registrant and Russell Klein	10-Q	001-39423	10.6	May 4, 2022

10.11+	Form of Severance Letter Agreement, dated August 9, 2022	8-K	001-39423	10.1	August 12, 2022

10.12+	Form of Equity Acceleration Letter, dated February 28, 2023	10-K	001-39423	10.25	March 1, 2023

10.13+	Promotion Letter dated June 12, 2023, executed by Daniel Lentz	10-K	001-39423	10.26	February 29, 2024

10.14+	Form of Performance Unit Agreement	8-K	001-39423	10.1	March 8, 2024

10.15+	Form of Notice of Grant of Performance Units (Adjusted EBITDA)	8-K	001-39423	10.2	March 8, 2024

10.16+	Form of Notice of Grant of Performance Units (Revenue)	8-K	001-39423	10.3	March 8, 2024

10.17+	Form of Notice of Grant of Performance Units (Total Stockholder Return)	8-K	001-39423	10.4	March 8, 204

10.18#	Exchange Agreement, dated as of July 31, 2024, between BigCommerce Holdings, Inc. and Lynrock Lake Master Fund LP.	8-K	001-39423	10.1	July 31, 2024

10.19+	Amended and Restated Offer Letter for Travis Hess, dated October 1, 2024.	8-K	001-39423	10.1	October 2, 2024

10.20+	Offer Letter for Ellen Siminoff, dated October 1, 2024.	8-K	001-39423	10.2	October 2, 2024

10.21*	Sublease dated January 3, 2025	8-K	001-39423	10.1	January 10, 2025

10.22**+	Offer Letter for Chuck Cassidy, dated July 10, 2023

19.1**	Insider Trading Compliance Policy of the Registrant

21.1**	List of Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Commerce.com, Inc. Policy For Recovery of Erroneously Awarded Compensation

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in the Exhibit)

+ Indicates management contract or compensatory plan.

† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Commerce.com, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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

COMMERCE.COM, INC.

Date: March 2, 2026	By:	/s/ Travis Hess
Travis Hess
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Travis Hess, Daniel Lentz, and Chuck Cassidy or any of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or would do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Travis Hess	Chief Executive Officer	March 2, 2026
Travis Hess	(Principal Executive Officer)

/s/ Daniel Lentz	Chief Financial Officer and Chief Operating Officer	March 2, 2026
Daniel Lentz	(Principal Financial Officer)

/s/ Hubert Ban	Senior Vice President	March 2, 2026
Hubert Ban	(Principal Accounting Officer)

/s/ Ellen F. Siminoff	Executive Chair of the Board	March 2, 2026
Ellen F. Siminoff

/s/ Donald E. Clarke	Director	March 2, 2026
Donald E. Clarke

/s/ Sally Gilligan	Director	March 2, 2026
Sally Gilligan

/s/ Satish Malhotra	Director	March 2, 2026
Satish Malhotra

/s/ Jeff Richards	Director	March 2, 2026
Jeff Richards

/s/ Anil Kamath	Director	March 2, 2026
Anil Kamath

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Commerce.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Commerce.com, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations,comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2)involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements,taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Collectability for Accounts Receivable and Contract Assets
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company’s subscription solutions arrangements with merchants may include discounted periods or tiered pricing, which results in the recognition of a contract asset. The Company maintains an allowance for estimated credit losses for accounts receivable and contract assets to address collectability risk. Judgment exists in assessing the assumptions which are used in estimating credit losses related to these arrangements, including estimating the likelihood that customers will fail to make payments for services.

Auditing the Company’s estimated credit losses was complex because of the management judgments required in the estimation process.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls related to the Company’s methodology and assumptions used for estimating credit losses, including management’s review of the related significant assumptions and estimates.

Our audit procedures included, among others, evaluating the judgments made by management and testing the underlying data used within the estimate to determine estimated credit losses, including testing the aging of accounts receivable and contract assets, historical write-offs, and pool of customers used to analyze historical trends in order to estimate credit losses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Austin, Texas

March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Commerce.com, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Commerce.com, Inc.’s internal control over financial reporting as of December 31,2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Commerce.com, Inc. (the Company) maintained, in all material respects,effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss,stockholders' equity and cash flows for each of the three years in the period ended December 31,2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas

March 2, 2026

Commerce.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,	December 31,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$44,258	$88,877
Restricted cash	1,905	1,479
Marketable securities	96,838	89,283
Accounts receivable, net	49,967	48,117
Prepaid expenses and other assets, net	15,349	14,641
Deferred commissions	6,045	8,822
Total current assets	214,362	251,219
Property and equipment, net	13,983	9,128
Operating lease, right-of-use-assets, net	7,090	1,993
Prepaid expenses and other assets, net of current portion	6,677	3,146
Deferred commissions, net of current portion	3,466	5,559
Intangible assets, net	11,286	17,317
Goodwill	51,927	51,927
Total assets	$308,791	$340,289
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,870	$7,018
Accrued liabilities	4,787	3,194
Deferred revenue	59,576	46,590
Convertible Notes	4,037	0
Operating lease liabilities	1,576	2,438
Other liabilities	28,340	28,766
Total current liabilities	108,186	88,006
Convertible notes, net of current portion	153,012	216,466
Operating lease liabilities, net of current portion	6,892	1,680
Other liabilities, net of current portion	1,347	768
Total liabilities	269,437	306,920
Commitments and contingencies (Note 7 and 8)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000 shares authorized at December 31, 2025 and 2024, respectively; 81,649 and 78,573 shares issued and outstanding at December 31, 2025 and 2024, respectively.	7	7
Additional paid-in capital	680,153	654,905
Accumulated other comprehensive income	224	145
Accumulated deficit	(641,030)	(621,688)
Total stockholders’ equity	39,354	33,369
Total liabilities and stockholders' equity	$308,791	$340,289

The accompanying notes are an integral part of these consolidated financial statements.

Commerce.com, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenue	$342,349	$332,927	$309,394
Cost of revenue (1)	72,752	77,589	74,202
Gross profit	269,597	255,338	235,192
Operating expenses: (1)
Sales and marketing	136,968	129,602	140,230
Research and development	73,021	80,879	83,460
General and administrative	55,863	61,794	58,838
Amortization of intangible assets	8,475	9,736	8,422
Acquisition related costs	444	1,334	10,252
Restructuring charges	11,043	13,677	6,434
Total operating expenses	285,814	297,022	307,636
Loss from operations	(16,217)	(41,684)	(72,444)
Gain on convertible note extinguishment	3,931	12,110	0
Interest income	4,818	10,568	11,493
Interest expense	(10,027)	(6,051)	(2,884)
Other expenses	(681)	(958)	(836)
Loss before provision for income taxes	(18,176)	(26,015)	(64,671)
Provision for income taxes	(1,166)	(1,015)	0
Net loss	$(19,342)	$(27,030)	$(64,671)
Basic net loss per share	$(0.24)	$(0.35)	$(0.86)
Shares used to compute basic net loss per share	80,296	77,600	75,143

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Year ended December 31,
	2025	2024	2023
Cost of revenue	$2,558	$3,533	$4,949
Sales and marketing	6,518	9,252	13,474
Research and development	9,338	13,614	13,478
General and administrative	5,625	10,000	9,785

The accompanying notes are an integral part of these consolidated financial statements.

Commerce.com, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended December 31,
	2025	2024	2023
Net loss	$(19,342)	$(27,030)	$(64,671)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	79	(18)	1,362
Total comprehensive loss	$(19,263)	$(27,048)	$(63,309)

The accompanying notes are an integral part of these consolidated financial statements.

Commerce.com, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity
Balance at December 31, 2022	73,945	$7	$576,851	$(529,987)	$(1,199)	$45,672
Proceeds from exercise of stock options	936	0	3,849	0	0	3,849
Release of restricted stock units	1,386	0	(3,281)	0	0	(3,281)
Issuance of common stock as consideration for an acquisition	143	0	1,417	0	0	1,417
Stock-based compensation	0	0	41,185	0	0	41,185
Total other comprehensive income	0	0	0	0	1,362	1,362
Net loss	0	0	0	(64,671)	0	(64,671)
Balance at December 31, 2023	76,410	$7	$620,021	$(594,658)	$163	$25,533
Proceeds from exercise of stock options	540	$0	$1,708	$0	$0	$1,708
Release of restricted stock units	1,582	0	(2,449)	0	0	(2,449)
Issuance of common stock as consideration for an acquisition	41	0	248	0	0	248
Stock-based compensation	0	0	35,377	0	0	35,377
Total other comprehensive loss	0	0	0	0	(18)	(18)
Net loss	0	0	0	(27,030)	0	(27,030)
Balance at December 31, 2024	78,573	$7	$654,905	$(621,688)	$145	$33,369
Proceeds from exercise of stock options	1,503	$0	$3,625	$0	$0	$3,625
Release of restricted stock units	1,573	0	(1,956)	0	0	(1,956)
Stock-based compensation	0	0	23,579	0	0	23,579
Total other comprehensive income	0	0	0	0	79	79
Net loss	0	0	0	(19,342)	0	(19,342)
Balance at December 31, 2025	81,649	$7	$680,153	$(641,030)	$224	$39,354

The accompanying notes are an integral part of these consolidated financial statements.

Commerce.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2025	2024	2023

Cash flows from operating activities
Net loss	$(19,342)	$(27,030)	$(64,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	13,662	13,811	12,480
Amortization of discount on convertible note	690	1,582	1,976
Amortization of premium on convertible note	(1,645)	(636)	0
Stock-based compensation expense	23,579	35,377	41,185
Provision for expected credit losses	3,866	3,208	805
Real estate and internal-use software	218	3,533	70
Gain on lease modification	0	(988)	0
Gain on convertible note extinguishment	(3,931)	(12,110)	0
Other	(1,909)	(31)	167
Changes in operating assets and liabilities:
Accounts receivable	(5,543)	(14,206)	(3,877)
Prepaid expenses and other assets	(4,630)	6,493	2,063
Deferred commissions	4,870	955	(2,128)
Accounts payable	2,241	(895)	962
Accrued and other liabilities	379	2,843	(25,836)
Deferred revenue	12,986	14,348	12,561
Net cash provided by (used in) operating activities	25,491	26,254	(24,243)
Cash flows from investing activities:
Cash paid for website domain name	(2,444)	0	0
Cash paid for acquisition	0	(100)	(7,891)
Purchase of property, equipment, leasehold improvements and capitalized internal-use software	(8,598)	(3,721)	(4,179)
Proceeds from marketable securities	87,276	189,310	243,167
Purchase of marketable securities	(92,842)	(80,196)	(228,281)
Net cash provided by (used in) investing activities	(16,608)	105,293	2,816
Cash flows from financing activities:
Proceeds from exercise of stock options	3,625	1,708	3,849
Taxes paid related to net share settlement of stock options	(1,956)	(2,449)	(3,294)
Holdback payments related to business combination	0	(1,000)	0
Proceeds from financing obligation	0	0	1,081
Payment of convertible note issuance costs	(217)	(3,176)	0
Repayment of convertible notes and financing obligation	(54,528)	(109,119)	(394)
Net cash provided by (used in) financing activities	(53,076)	(114,036)	1,242
Net change in cash and cash equivalents and restricted cash	(44,193)	17,511	(20,185)
Cash and cash equivalents and restricted cash, beginning of period	90,356	72,845	93,030
Cash and cash equivalents and restricted cash, end of period	$46,163	$90,356	$72,845
Supplemental cash flow information:
Cash paid for interest	$11,174	$2,466	$894
Noncash investing and financing activities:
Capital additions, accrued but not paid	$1,528	$84	$168
Fair value of shares issued as consideration for business combinations	$0	$248	$1,417
Right-of-use asset obtained in exchange for new operating lease liability	$6,213	$0	$0
Principal amount of 2028 Convertible Notes exchanged	$0	$150,000	$0

The accompanying notes are an integral part of these consolidated financial statements.

Commerce.com, Inc.

Notes to Consolidated Financial Statements

1. Overview

Effective July 31, 2025, BigCommerce Holdings, Inc. changed its corporate name to Commerce.com, Inc. (the "Company"). In connection with the corporate name change, the Company's ticker symbol on the Nasdaq Global Market changed from "BIGC" to "CMRC."

The Company is the parent brand behind the BigCommerce, Feedonomics, and Makeswift products, offering integrated, enterprise-grade solutions designed to meet the evolving needs of modern commerce. The Company provides solutions for businesses to innovate and grow with an AI-driven commerce ecosystem. The Company's mission reflects a multi-product strategy and rebranding to accurately reflect the Company's role as a unified commerce platform.

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

The Company’s fiscal year ends on December 31. References to fiscal 2025, for example, refer to the fiscal year ended December 31, 2025.

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

Recent Accounting Pronouncements Adopted

ASU 2023-09, Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires all entities to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update also eliminate requirements such as (1) the disclosure of the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months, (2) or making a statement that an estimate of the range cannot be made, and (3) the disclosure of the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. Lastly, the amendments in this Update replace the term ‘public entity’ as currently used in Topic 740 with the term ‘public business entity’. ASU 2023-09 is effective for the Company’s fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 in the fourth quarter of fiscal 2025 on a retrospective basis. The adoption of ASU 2023-09 did not have a significant impact to the Company's financial statements.

ASU 2025-05, Financial Instruments - Credit Losses (Topic 326)

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provides a practical expedient for measuring expected credit losses on current trade receivables and contract assets by assuming that current conditions remain unchanged over the life of the asset. ASU 2025-05 is effective for the Company's fiscal years beginning after December 15, 2025, and interim periods with those annual reporting periods. The Company adopted ASU 2025-05 in the fourth quarter of fiscal 2025. The adoption of ASU 2025-05 did not have a significant impact to the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

ASU 2024-04, Induced Conversions of Convertible Debt Instruments (Subtopic 470)

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments Disclosures. The amendments in this Update is intended to improve relevance and consistency in application of the induced conversion guidance in Subtopic 470-20. Additionally, the purpose of the Update is to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. ASU 2024-04 is effective for the Company's fiscal years beginning after December 15, 2025, and interim periods with those annual reporting periods. The Company is currently assessing the impact this standard will have on the Company's consolidated financial statements but does not expect it to have a material impact on the consolidated financial statements.

ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this Update remove all references to prescriptive and sequential software developmental stages (referred to as "project stages"). ASU 2025-06 requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for the Company's fiscal years beginning after December 15, 2027, and interim periods with those annual reporting periods. Early adoption is permitted. The Company is currently assessing the impact this standard will have on the Company's consolidated financial statements.

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements

In November 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements to improve the navigability of required interim disclosures and clarify when applicable. ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements, but to provide clarity on current interim reporting requirements. ASU 2025-11 is effective for the Company's fiscal years beginning after December 15, 2027, and interim periods with those annual reporting periods. Early adoption is permitted. The Company is currently assessing the impact this standard will have on the Company's condensed consolidated financial statements.

ASU 2025-12, Codification Improvements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, and (3) make minor improvements. ASU 2025-12 is effective for the Company's fiscal years beginning after December 15, 2026, and interim periods with those annual reporting periods. The Company is currently assessing the impact this standard will have on the Company's consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2025 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Restricted cash

The Company maintains a portion of amounts collected through its online payment processor with the online payment processor as a security deposit for future chargebacks. Restricted cash consists primarily of amounts on deposit with certain financial institutions that serve as collateral for letters of credit and lease deposits.

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

One of the Company’s strategic partners accounted for 13 percent, 13 percent, and 12 percent of revenue for the years ended December 31, 2025, 2024 and 2023, respectively. One of the Company's strategic partners accounted for 18 percent of accounts receivable as of December 31, 2025 and December 31, 2024.

Accounts receivable

Accounts receivable are stated at net realizable value and include both billed and unbilled receivables. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. Unbilled receivable balances arise primarily when the Company provides services in advance of invoicing for those services. Billing for revenues relating to the volume of transactions processed by the customer are generally billed a month in arrears, resulting in an unbilled receivable. The accounts receivable balance at December 31, 2025 and December 31, 2024 included unbilled receivables of $14.3 million, and $15.5 million, respectively.

Identified risks pertaining to the Company’s invoiced accounts receivable include the delinquency level and customer type. The estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances, historical customer delinquency, and assessment of the overall portfolio.

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2022	$9,995
Provision for expected credit losses, net of recoveries	805
Write-offs charged against the allowance	(4,803)
Balance at December 31, 2023	$5,997
Provision for expected credit losses, net of recoveries	3,208
Write-offs charged against the allowance	(5,867)
Balance at December 31, 2024	$3,338
Provision for expected credit losses, net of recoveries	4,368
Write-offs charged against the allowance	(3,658)
Balance at December 31, 2025	$4,048

Contract Assets

The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets are recorded on the consolidated balance sheets at the end of each reporting period in Prepaid expenses and other assets, net of current portion. Typically, contract assets arise from agreements that have tiered billings over the contract life, promotional billing periods, and partner and services revenue agreements that include substantive minimums. Net contract assets were $2.5 million as of December 31, 2025 as compared to $5.0 million as of December 31, 2024.

The Company is exposed to credit losses primarily through sales of products and services to customers and partners. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. In order to determine the allowance, the Company analyzes the contract asset portfolio for significant risks by considering historical collection experience to determine what will ultimately be collected from its customers and partners, delinquency level and customer type have been identified as the primary specific risk affecting the Company’s contract assets. The Company early adopted ASU 2025-05 - Financial Instruments - Credit Losses, and applied the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. The Company has provisioned $0.3 million and $0.5 million for credit losses related to contract assets as of December 31, 2025 and 2024, respectively.

Deferred commissions

The Company capitalizes certain sales commissions earned by the Company's sales and account management teams as these commission payments are considered incremental and recoverable costs of obtaining a contract with a customer. The Company begins amortizing deferred commissions costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit. The Company amortizes deferred sales commissions ratably over the customer life which is approximately 3 years. The amortization of deferred commission is recorded in sales and marketing expense within the consolidated statement of operations. The Company periodically reviews the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of the deferred costs.

Property and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives or the related lease terms (if shorter).

The estimated useful lives of property and equipment are as follows:

Estimated Useful Life
Computer equipment	3 years
Capitalized software	3 years
Furniture and fixtures	5 years
Leasehold improvements	1-10 years

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

The Company's unamortized capitalized software costs recorded as part of property and equipment, net was $9.1 million and $6.2 million as of December 31, 2025 and 2024, respectively. The Company recorded capitalized software cost amortization expense of $2.5 million, $1.7 million, and $1.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Of the total unamortized capitalized software costs, recorded in prepaid expenses and other assets, net, as of December 31, 2025, $8.4 million relate to capitalized implementation costs of hosting arrangements that are service contracts. The related amortization expense recorded was $1.0 million for the year ended December 31, 2025. No amortization expense was recorded for the years ended December 31, 2024 and 2023.

There was no impairment of capitalized software costs for the year ended December 31, 2025.

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

Operating leases right-of-use assets and lease liabilities

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

Intangible assets, net

Intangible assets consists of assets acquired through a business combination which are amortized over the estimated useful life. The Company evaluates the estimated remaining useful life of these assets when events or changes in circumstances indicate a revision to the remaining period of amortization. If the Company revises the estimated useful life assumption for any assets, the remaining unamortized balance is amortized over the revised estimated useful life on a prospective basis.

Impairment assessment

The Company evaluates intangible assets and other long-lived assets (asset groups) whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, including, but not limited to, significant adverse changes in business climate, market conditions or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been received from customers in advance of the performance obligation being satisfied. The Company recognizes revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services. The Company recognized $42.1 million of previously deferred revenue during the year ended December 31, 2025, and $26.8 million during the year ended December 31, 2024.

The Company experienced an increase in the deferred revenue balance as of December 31, 2025, compared to December 31, 2024, which was primarily driven by timing of annual billing cycles.

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

Subscription solutions includes revenue from Feedonomics. Feedonomics provides an AI-based product data feed management platform and related services that enables online retailers and other sellers to automate online listings of the sellers’ information across multiple third-party marketplaces and advertisers. The Company provides these services under service contracts which are generally one year or less, and in many cases month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising). Services are performed and fees are determined based on monthly usage and are billed in arrears.

Contracts with the Company’s retail customers are generally month-to-month, while contract terms with the Company’s enterprise customers generally range from one to three years. Contracts are typically non-cancelable and do not contain refund-type provisions. Revenue is presented net of sales tax and other taxes the Company collects on behalf of governmental authorities.

Partner and services

The Company's partner and services revenue includes revenue share, partner technology integrations, professional services, and marketing services provided to partners. Revenue share primarily relates to fees earned by the Company’s partners from customers using the BigCommerce platform, where the Company has an arrangement with such partners to share such fees as they occur. Revenue share is recognized at the time the earning activity is complete, which is generally monthly and variable based on customer usage. Revenue for partner technology integrations is recorded on a straight-line basis over the life of the contract commencing when the integration has been completed. Revenue for marketing services are recognized either at the time the earning activity is complete, or ratably over the length of the contract, depending on the nature of the obligations in the contract. Payments received in advance of services being rendered are recorded as deferred revenue and recognized when the obligation is completed.

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

Contracts with multiple performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment.

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

Contracts with the Company’s partners may include multiple performance obligations, which can include integrations and marketing activities. In determining whether integration services are distinct from hosting services the Company considers various factors. These considerations include the level of integration, interdependency, and interrelation between the implementation and hosting services. The Company has concluded that the integration services included in contracts with hosting obligations are not distinct. As a result, the Company defers any arrangement fees for integration services and recognizes such amounts over the life of the hosting obligation commencing when the integration has been completed. To determine if marketing activities are distinct, the Company considers the nature of the promise in the contract, the timing of payment, and the partner expectations. Additional consideration for some partner contracts varies based on the level of customer activity on the platform. Certain agreements contain minimum guarantees of revenue share. These contracts are evaluated to determine if the guaranteed minimum is substantive. If the minimum is deemed substantive, revenue is recognized ratably over the life of the agreement. For most contracts, variable fees are recognized in the period they are earned as the Company utilizes the right to invoice practical expedient.

The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, contract assets, and deferred revenue.

Remaining performance obligation

The Company's remaining performance obligations are contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligation is subject to future economic risks, including bankruptcies, regulatory changes and other market factors. The majority of the Company's noncurrent remaining performance obligations are expected to be recognized in the next 13 to 36 months. One of the Company's strategic partner's contract renewal is reflected in the total remaining performance obligation.

Remaining performance obligation consisted of the following:

(in thousands)	Current	Noncurrent	Total
As of December 31, 2025	$142,251	$75,372	$217,623
As of December 31, 2024	121,657	66,250	187,907

Cost of revenue

Cost of revenue consists primarily of personnel-related costs, including: stock-based compensation expenses for customer support and professional services personnel; costs of maintaining and securing infrastructure and platform; credit card processing fees; allocation of overhead costs; and amortization expense associated with capitalized internal-use software.

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

We recognize employee severance costs when payments are probable and amounts are estimable or when notification occurs depending on whether the severance costs paid are part of an ongoing benefit arrangement. Costs related to contracts without future benefit or contract terminations are recognized at the earlier of the contract termination or the cease-use dates. Additionally, restructuring charges include considerations of various capital alternatives or changes in business activities which include expenses related to retention and relocation benefits, accelerated depreciation, professional services, and other costs.

Advertising costs

Advertising is expensed as incurred. Advertising expense was approximately $11.1 million, $11.2 million, and $14.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company also grants PSUs to executive officers and other members of senior management which provide for shares of common stock to be earned based on its attainment of the Company's adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) and revenue relative to a target specified in the applicable agreement, and are referred to as Company performance-based awards. The Company typically values these awards at the closing market price on the date of grant. The vesting of Company performance-based awards is conditioned upon the achievement of certain targets and will vest in three annual tranches in a percentage of the target number of shares between 0 percent to 200 percent. The Company recognizes stock-based compensation expense on a straight-line basis over the service period, if it is probable that the performance condition will be achieved. Adjustments to stock-based compensation expense are made, as needed, each reporting period based on changes in our estimate of the number of units that are probable of vesting.

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

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the balance sheet date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on the Company’s income tax return. All of the Company’s gross unrecognized tax benefits, if recognized, would not affect its effective tax rate but would be recorded as an adjustment to equity before consideration of valuation allowances. The Company does not expect unrecognized tax benefits to decrease within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2025, the Company has not accrued any interest or penalties related to unrecognized tax benefits. The Company believes that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.

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

Disaggregation of revenue

The following table disaggregates revenue by major source:

	Year ended December 31,
(in thousands)	2025	2024	2023
Subscription solutions fees	$255,623	$247,870	$229,265
Partner and services fees	86,726	85,057	80,129
Revenue	$342,349	$332,927	$309,394

Revenue by geographic region was as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Revenue:
Americas – United States	$259,090	$253,484	$236,502
EMEA	42,605	38,031	34,661
APAC	24,751	25,750	24,128
Rest of World	15,903	15,662	14,103
Revenue	$342,349	$332,927	$309,394

Revenue by geographical region is determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. Revenue attributed to the United States was approximately 76 percent during fiscal 2025, 2024 and 2023. Revenue attributed to EMEA was approximately 12 percent, 11 percent, and 11 percent during fiscal 2025, 2024, and 2023, respectively. No single region, other than Unites States and EMEA, represented more than ten percent of total revenue during fiscal 2025, 2024 and 2023.

Deferred commissions

The Company amortizes certain sales commissions costs that are considered incremental and recoverable costs of obtaining a contract with a customer. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, and the remainder is recorded in deferred commissions, net of current portion within the consolidated balance sheets. The Company did not recognize an impairment of deferred commissions during the years ended December 31, 2025 , 2024, and 2023, respectively.

Sales commissions of $4.5 million and $9.1 million were deferred for the years ended December 31, 2025 and 2024, respectively; and deferred commission amortization expense was $9.6 million, $9.9 million and $7.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following table presents information about the Company’s cash equivalents, marketable securities that were measured at fair value as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$1,553	$0	$0	$1,553
Marketable securities:
Corporate bonds	0	12,213	0	12,213
U.S. treasury securities	84,625	0	0	84,625
Total marketable securities	$84,625	$12,213	$0	$96,838

(1) Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets, in addition to $44.6 million of cash, as of December 31, 2025.

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

The contractual maturities of the investments classified as marketable securities were as follows:

(in thousands)	As of December 31, 2025	As of December 31, 2024
Due within 1 year	$78,479	$70,933
Due in 1 year through 2 years	18,359	18,350
Total marketable securities	$96,838	$89,283

The following tables summarize the gains, losses, and estimated fair value of cash equivalents, marketable securities as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$1,553	$0	$0	$1,553
Marketable securities:
Corporate bonds	12,155	58	0	12,213
U.S. treasury securities	84,459	166	0	84,625
Total marketable securities	$96,614	$224	$0	$96,838

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$46,033	$0	$0	$46,033
Marketable securities:
Corporate bonds	24,859	91	(7)	24,943
U.S. treasury securities	62,063	68	(7)	62,124
Agency bonds	2,216	0	0	2,216
Total marketable securities	$89,138	$159	$(14)	$89,283

5. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. There were no changes to the carrying amount of goodwill during fiscal 2025.

Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of December 31, 2025 and 2024.

Intangible assets are amortized on a straight-line basis over the useful life. Intangible assets amortization was $8.5 million, $9.7 million and $8.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. There was no impairment of intangible assets as of December 31, 2025 and 2024.

Intangible assets consist of the following:

	December 31, 2025			December 31, 2024
(in thousands)	Gross amount	Accumulated amortization	Net carrying amount	Gross amount	Accumulated amortization	Net carrying amount	Weighted average remaining useful life as of December 31, 2025 (in years)
Acquired developed technology	$7,030	$(3,255)	$3,775	$18,824	$(11,968)	$6,856	2.8
Customer relationships	23,725	(18,557)	5,168	23,725	(14,171)	9,554	1.5
Tradename	2,560	(2,232)	328	2,560	(1,720)	840	0.9
Website domain name	2,444	(429)	2,015	0	0	0	4.1
Other intangibles	0	0	0	200	(133)	67	0.0
Total intangible assets	$35,759	$(24,473)	$11,286	$45,309	$(27,992)	$17,317

As of December 31, 2025, expected amortization expense for intangible assets was as follows:

(in thousands)	December 31, 2025
2026	$5,589
2027	3,544
2028	1,604
2029	489
Thereafter	60
Total	$11,286

6. Property and equipment

Property and equipment, which includes computer software that was purchased or developed for internal use, is composed of the following:

	As of December 31,
(in thousands)	2025	2024
Computer software	$13,232	$9,763
Computer equipment	4,219	4,430
Furniture and fixtures	191	240
Leasehold improvements	2,519	3,241
Property and equipment, gross	20,161	17,674
Less: accumulated depreciation and amortization	(6,178)	(8,546)
Property and equipment, net	$13,983	$9,128

Depreciation expense on property and equipment was $4.0 million, $4.0 million and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The composition of property and equipment by geographic region during the years ended December 31, 2025 and 2024, were as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Property and equipment:
Americas – United States	$13,539	$8,671
EMEA	96	117
APAC	348	340
Total Property and equipment	$13,983	$9,128

There was no impairment recorded for property and equipment for fiscal years 2025, 2024 and 2023.

7. Commitments and contingencies

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

Purchase Obligations

The Company has contractual commitments for services with third-parties related to hosting and internal software systems. These commitments are non-cancellable and expire within one to three years. The Company had unconditional purchase obligations as of December 31, 2025, as follows:

(in thousands)	As of December 31, 2025
2026	$34,192
2027	26,632
2028	29,000
Total	$89,824

Defined contribution plan

The Company sponsors a tax-qualified 401(k) defined contribution retirement plan for its eligible U.S. employees (the "Plan"). The Plan allows for eligible employees to participate by contributing a portion of their compensation on a pre-tax basis, subject to annual limits established by the Internal Revenue Service. As of January 1, 2025, the Company began matching 50 percent of the first 6 percent of eligible compensation contributed by a participating U.S. employee to the Plan.

Matching contributions are recognized as compensation expense in the period in which the associated employee services are rendered. For the year ended December 31, 2025, the Company recorded $2.7 million in compensation expense related to employer matching contributions to the Plan. No expense was recorded in fiscal year 2024 related to employer matching contributions as the employer matching compensation was implemented in the three months ended March 31, 2025.

8. Operating leases, right-of-use assets and lease liabilities

The Company leases certain facilities under operating lease agreements that expire at various dates through 2031. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to deferred lease payments and lease incentives. Renewal options were not included in the right-of-use asset and lease liability calculation as they were not deemed probable. As of December 31, 2025, the Company had no finance leases. Other than as described in Note 9. Restructuring, there was no impairment recorded for leases during the years ended December 31, 2025, 2023, and 2022.

During fiscal 2025, in connection with the 2024 Restructure (as defined below in Note 9), the Company entered into a sublease agreement for approximately 6 years to relocate its Austin headquarters. The Company is responsible for additional expenses, including taxes, and provided a cash security deposit to the sublessor. The sublease commenced in March 2025, and expires on the earlier of January 31, 2031, or two months prior to such earlier date as the Master Lease (as defined in the Sublease) may otherwise expire or terminate.

Operating lease expense was $1.6 million, $2.5 million and $2.7 million for the year ended December 31, 2025, 2024, and 2023, respectively.

Supplemental lease information

	Year ended December 31,
Cash flow information (in thousands)	2025	2024
Cash paid for operating lease liabilities	$2,779	$3,103

	Year ended December 31,
Operating lease information	2025	2024
Weighted-average remaining lease-term (years)	4.44	2.36
Weighted-average discount rate	10.60%	9.51%

The future maturities of operating lease liabilities are as follows:

(in thousands)	As of December 31, 2025
2026	$1,765
2027	2,381
2028	2,465
2029	2,239
Thereafter	2,136
Total minimum lease payments	$10,986
Less imputed interest	(2,518)
Total lease liabilities	$8,468

9. Restructuring charges

During the year ended December 31, 2025, the Company committed to a plan (the “2025 Restructure”) to realign the Company’s current workforce with the Company’s on-going cost structure. The decision to implement the 2025 Restructure is based on continuous improvement efforts to optimize operational costs and efficiencies across fiscal 2026 intended to better position the Company for continued profitable revenue growth.

In connection with the 2025 Restructure, restructuring charges are primarily comprised of severance payments, professional services, contract costs, accelerated depreciation of internal use software and other related costs. Within the consolidated balance sheet, the liability for severance benefits and professional services of $5.4 million as of December 31, 2025 is recorded to other current liabilities and $0.6 million of contract costs are recorded in accrued expenses. These charges were recorded within Restructuring Charges on the accompanying consolidated statement of operations.

The Company estimates to incur additional costs relating to the 2025 Restructure of approximately $3.0 million to $6.6 million through fiscal 2026 relating to relocation and retention benefits and professional services costs. The additional expenses the Company expects to incur are subject to assumptions, and actual expenses may differ from the estimates disclosed above.

The following table summarizes the activities related to the 2025 Restructure:

	As of December 31, 2025
(in thousands)	Workforce reduction	Contract Costs and Internal Use Software	Professional Services and Other Costs	Total
Liability, beginning of the period	$0	$0	$0	$0
Charges	5,368	766	1,300	7,434
Payments	(12)	0	(1,060)	(1,072)
Non-cash items	(173)	(218)	0	(391)
Liability, end of the period	$5,183	$548	$240	$5,971

During the fiscal year 2024, the Company commenced a restructuring plan (the “2024 Restructure”) which included a reduction of the Company’s workforce, exits of certain office leases, impairment of certain software development projects and contract costs intended to advance the Company’s ongoing commitment to profitable growth. The 2024 Restructure is substantially complete.

The following table summarizes the activities related to the 2024 Restructure:

	As of December 31, 2025				As of December 31, 2024
(in thousands)	Workforce reduction	Real Estate and Internal Use Software	Other Restructuring Charges	Total	Workforce reduction	Real Estate and Internal Use Software	Other Restructuring Charges	Total
Liability, beginning of the period	$1,748	$184	$480	$2,412	$1,516	$0	$0	$1,516
Additional charges	1,186	1,290	1,133	3,609	6,971	262	3,899	11,132
Real estate and internal-use software charges	0	0	0	0	0	3,533	0	3,533
Gain on lease termination	0	0	0	0	0	(988)	0	(988)
Payments	(2,759)	(278)	(1,613)	(4,650)	(6,674)	(73)	(3,419)	(10,166)
Non-cash items	0	(1,145)	0	(1,145)	(65)	(2,550)	0	(2,615)
Liability, end of the period	$175	$51	$0	$226	$1,748	$184	$480	$2,412

10. Other liabilities

The following table summarizes the components of other current liabilities:

	As of December 31,	As of December 31,
(in thousands)	2025	2024
Sales tax payable	$2,900	$2,007
Payroll and payroll related expenses	9,556	13,945
Restructuring related charges	5,521	2,169
Accrued professional services	3,822	3,212
Accrued interest	2,815	2,853
Other	3,726	4,580
Other liabilities	$28,340	$28,766

11. Debt

The Company's convertible note obligations, including the level within the fair value hierarchy (see note 4. Fair Value Measurements), are as follows:

	As of December 31, 2025					As of December 31, 2024
	Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value		Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value (1)	Fair Value
(in thousands)				Amount	Level				Amount	Level
2028 Convertible Notes*	$150,000	$3,012	$153,012	$150,105	3	$150,000	$4,011	$154,011	$155,960	$3
2026 Convertible Notes**	4,060	(23)	4,037	3,764	2	63,132	(677)	62,455	55,912	2
Total carrying value of convertible notes			157,049					216,466

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

The following table presents details of the Company's convertible notes as of December 31, 2025 which are further discussed below:

	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal (in thousands)	Conversion Rate for Each $1,000 Principal	Initial Conversion Price per Share
2028 Convertible Notes	August 2024	10/1/2028	7.50%	$150,000	$62.50	$16.00
2026 Convertible Notes	September 2021	10/1/2026	0.25%	$4,060	$13.68	$73.11

The total interest expense recognized related to the Company’s convertible notes consists of the following:

	December 31,
(in thousands)	2025	2024	2023
Contractual interest expense	$11,277	$5,105	$894
Amortization of (premium) and issuance costs	(954)	946	1,976
Capitalization of interest expense	(296)	0	0
Total	$10,027	$6,051	$2,870

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

As of December 31, 2025, approximately $150.0 million aggregate principal amount of 2028 Convertible Notes remain outstanding. The remaining unamortized debt issuance costs are recorded as a contra-liability and are amortized utilizing the effective interest rate of approximately 8 percent over the term of the 2028 Convertible Notes. The remaining unamortized premium related to the fair value adjustment of the 2028 Convertible Notes is amortized using an effective interest rate of approximately 7 percent. The Company is in compliance with the terms of the indenture, and has not experienced any events that would constitute an event of default.

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

As of December 31, 2025, approximately $4.1 million principal amount of 2026 Convertible Notes remain outstanding. The remaining unamortized debt issuance costs are recorded as a contra-liability and are amortized utilizing the effective interest rate of 0.73 percent over the term of the 2026 Convertible Notes.

The Company is in compliance with the terms of the indenture, and has not experienced any events that would constitute an Event of Default under the 2026 Convertible Notes.

The contractual future principal payments for all borrowings as of December 31, 2025 were as follows:

(in thousands)
Fiscal Period:
Fiscal 2026	$4,060
Fiscal 2027	0
Fiscal 2028	150,000
Thereafter	0
Total principal outstanding	$154,060

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

A total of 3,873,885 shares of common stock were initially authorized and reserved for issuance under the 2020 Plan. This share reserve automatically increased, and will continue to increase, on each subsequent January 1st through and including January 1, 2031, by an amount equal to the smaller of (a) 5 percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by the board of directors. As of December 31, 2025, a total of 2,947,464, registered shares of common stock remain available for future issuance under the 2020 Plan.

Pursuant to the automatic increase provisions, effective January 1, 2026, the share reserve increased by a number of shares of common stock equal to 5 percent of the number of shares of common stock issued and outstanding on December 31, 2025.

Stock options generally vest and become exercisable over a service period of 4 years from the date of grant, subject to continued service. The following table summarizes the weighted-average grant date value of options and the assumptions used to develop their fair value.

	Year ended December 31,
	2025	2024	2023
Weighted-average grant date fair value of options	$4.06	$4.38	$6.55
Risk-free interest rate	3.59% - 4.10%	4.10% - 4.30%	3.65% - 4.30%
Expected volatility	67.77% - 69.21%	64.53% - 70.56%	65.02% - 66.56%
Expected life in years	5.30 - 6.09 years	5.21 - 6.10 years	6.06 - 6.11 years

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

Stock option activity for the year ended December 31, 2025 was as follows:

(in thousands)	Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2024	4,684	$8.25	$8,311
Options granted	1,013	6.29	0
Exercised	(1,503)	2.41	4,666
Plan shares expired or canceled	(1,128)	16.66	9
Balance as of December 31, 2025	3,066	$7.37	$1,173
Vested and expected to vest	2,645	$7.32	$1,173
Exercisable as of December 31, 2025	1,771	$7.81	$1,173

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $4.7 million, $2.5 million, and $6.8 million, respectively. The intrinsic value was calculated as the difference between the estimated fair value of the Company's common stock at exercise, and the exercise price of the in-the-money options. The total grant date fair value of options vested for the years ended December 31, 2025, 2024, and 2023 was $2.6 million, $4.2 million, and $7.6 million, respectively.

The expected stock-based compensation expense remaining to be recognized as of December 31, 2025 was $3.3 million related to stock options, which reflects outstanding stock option awards that are vested and outstanding stock option awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.50 years.

Restricted stock units

Restricted stock unit activity for the year ended December 31, 2025 was as follows:

(in thousands)	Outstanding	Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2024	5,744	$11.57	$35,152
Granted – restricted stock units	3,231	5.92	19,138
Canceled	(1,671)	11.30	8,907
Vested and converted to shares	(1,786)	14.16	9,471
Balance as of December 31, 2025	5,518	$7.50	$22,732
Vested and expected to vest	4,198	$7.65	$17,296

The expected stock-based compensation expense remaining to be recognized as of December 31, 2025 was $24.0 million related to RSUs, which reflects outstanding RSUs that are vested and outstanding RSUs that are expected to vest. This expense will be recognized over a weighted-average period of 2.45 years.

Market-based and performance-based restricted stock unit activity for the year ended December 31, 2025 was as follows:

(in thousands)	Outstanding	Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2024	396	$7.90	$2,281
Granted – market-based and performance-based restricted stock units	765	6.89	3,152
Canceled	(187)	8.76	770
Vested and converted to shares	(163)	7.09	1,157
Balance as of December 31, 2025	811	$7.22	$3,341
Vested and expected to vest	482	$7.34	$1,988

The grant date fair value of the market-based awards issued in April and May 2025 was $7.97. Significant assumptions used in the Monte Carlo simulation model for the market-based awards granted are as follows:

Year ended December 31,
2025
Volatility	64.59%
Risk-free interest rate	3.63%
Dividend yield	0.00%

The expected stock-based compensation expense remaining to be recognized as of December 31, 2025 was $1.7 million related to PSUs (performance-based and market-based awards), which reflects outstanding PSUs that are vested and outstanding PSUs that are expected to vest. This expense will be recognized over a weighted-average period of 1.64 years.

13. Income taxes

Pretax loss consists of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
United States	$(7,854)	$(25,144)	$(57,779)
Non-United States	(10,322)	(871)	(6,892)
Total pretax loss	$(18,176)	$(26,015)	$(64,671)

The Company’s components of the benefit (provision) for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Income tax benefit (provision)
Current:
Federal	$0	$0	$0
State	(381)	(582)	16
Foreign	(536)	(680)	479
Total current	$(917)	$(1,262)	$495
Deferred:
Federal	(109)	(79)	(579)
State	(111)	273	84
Foreign	(29)	53	0
Total deferred	(249)	247	(495)
Total benefit (provision)	$(1,166)	$(1,015)	$0
Total Federal	$(109)	$(79)	$(579)
Total State	$(492)	$(309)	$100
Total Foreign	$(565)	$(627)	$479

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

Below is a tabular rate reconciliation pursuant to the disclosure requirement of ASU 2023-09 for the year ended December 31, 2025, 2024, and 2023:

	Year ended December 31, 2025		Year ended December 31, 2024		Year ended December 31, 2023
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loss before provision for income taxes	$(18,176)	100.00%	$(26,015)	100.00%	$(64,671)	100.00%

US Federal Statutory Tax Rate	(3,817)	21.00	(5,463)	21.00	(13,581)	21.00
State & Local Income Taxes(1)	184	(1.01)	(197)	0.76	16	(0.02)
Foreign Tax Effects
Australia
Disallowed Stock Compensation	569	(3.13)	872	(3.35)	842	(1.30)
Statutory Tax Rate Difference	(530)	2.91	373	(1.43)	0	0.00
Return to Provision Adjustment	0	0.00	378	(1.45)	0	0.00
Change in Valuation Allowance	1,496	(8.23)	(2,769)	10.64	(1,770)	2.74
R&D Tax Credit	(297)	1.63	0	0.00	1,246	(1.93)
Other	122	(0.67)	400	(1.54)	(172)	0.27
United Kingdom
Change in Valuation Allowance	1,421	(7.82)	1,444	(5.55)	2,067	(3.20)
Foreign Rate Differential	(231)	1.27	0	0.00	0	0.00
Other	49	(0.27)	(196)	0.75	(303)	0.47
Other Foreign Jurisdictions	118	(0.65)	335	(1.29)	34	(0.05)
Effects of Changes in Tax Law
Effects of Cross-Border Tax Laws	64	(0.35)	387	(1.49)	31	(0.05)
Tax Credits - R&D	(826)	4.54	(1,966)	7.56	(2,841)	4.39
Changes in Valuation Allowances	(924)	5.09	(10,474)	40.28	11,329	(17.51)
Nontaxable or Nondeductible Items
Officer's Compensation	482	(2.65)	412	(1.58)	684	(1.06)
Share-Based Payments	2,340	(12.87)	4,359	(16.76)	4,042	(6.25)
Effects of Debt Exchange	0	0.00	1,667	(6.41)	0	0.00
Other	275	(1.51)	400	(1.54)	198	(0.31)
Changes in Unrecognized Tax Benefits	167	(0.92)	8,761	(33.69)	0	0.00
Business Combination Impact	0	0.00	0	0.00	(785)	1.21
Other - Return to Provision Adjustment and True-Ups	(389)	2.14	1,515	(5.82)	(1,920)	2.97
Imputed Interest	893	(4.91)	777	(2.99)	883	(1.37)
Effective tax rate	$1,166	(6.41)%	$1,015	(3.90)%	$0	0.00%

(1) The states that contribute to the majority (greater than 50 percent) of the tax effect on this category include California and Texas for fiscal year 2025 and 2024. For fiscal year 2023, Texas is the only state that contributed to the majority of the tax effect on this category.

The Company's effective tax rate for the year ended December 31, 2025, was (6.41)%, compared to the U.S. federal statutory rate of 21%. The primary factors driving the difference between the statutory and effective tax rates are as follows:

•
Stock-Based Compensation: The disallowance of certain stock-based compensation expenses increased tax expense and changed the effective tax rate by 16.00%, reflecting the impact of non-deductible stock-based compensation expense.
•
Changes in Valuation Allowance: The Company decreased portions of its valuation allowance on deferred tax assets, which reduced the effective tax rate by (10.96)%. This release was based on an assessment of the Company’s ability to utilize certain deferred tax assets in future periods.
•
Research and Development (R&D) Tax Credits: The Company generated federal and state research and development tax credits, which increased the effective tax rate by 6.02%.
•
State Income Taxes, Net of Federal Benefit: State income taxes, net of the federal benefit, decreased the effective tax rate by (1.01)%, reflecting the impact of state tax obligations on taxable income.

Other immaterial reconciling items contributed to the remaining difference between the statutory and effective tax rates.

Income taxes paid, net of refunds, during the year ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Jurisdiction:
United States - Federal	$30	$0	$0
United States - State and Local	224	48	28
Ireland	0	0	61
Mexico	166	157	310
Poland	68	0	0
Spain	45	0	0
Ukraine	62	72	87
United Kingdom	126	100	83
All Other Foreign Jurisdictions	54	4	14
Total Income Taxes Paid	$775	$381	$583

Of the $0.2 million of United States state and local taxes paid during the fiscal year 2025, payments to the states of Minnesota, New York, and Texas accounted for greater than 50 percent of the total taxes paid.

The One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. effective July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. OBBBA has multiple effective dates, with certain provisions effective in fiscal 2025 and others implemented through fiscal 2027. The Company accounted for the effects of OBBBA on the Company's tax provision for the year ended December 31, 2025, which was determined to be immaterial. While further evaluation is ongoing, the OBBBA is not expected to have a material impact on the Company's balance sheet, statement of operations, or cash flows.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss and credit carryforwards	$93,868	$86,433
Accrued compensation	1,335	1,613
Allowance for credit losses	1,008	709
Capitalized research and experimental costs	21,785	24,699
Deferred lease liabilities	2,008	1,100
Deferred revenue	32	106
Depreciation and amortization	20,629	20,871
Stock-based compensation	3,503	3,854
Debt related items	3,434	4470
Other	85	108
Gross deferred tax assets	$147,687	$143,963
Valuation allowance	(139,958)	(136,536)
Deferred tax liabilities:
Deferred commissions	(2,042)	(3,018)
Right-of-use assets	(1,661)	(565)
Goodwill	(2,906)	(2,275)
Prepaid expenses	(2,008)	(2,016)
Other	(75)	(267)
Gross deferred tax liabilities	$(8,692)	$(8,141)
Net deferred tax liabilities	$(963)	$(714)

The Company has determined it is more likely than not that its deferred tax assets will not be realized based on the Company's lack of earnings history. Accordingly, it has provided a valuation allowance for deferred tax assets. During 2025, the valuation allowance increased by approximately $1.4 million due to continuing operations as well as reserves that were established against certain R&D tax credits.

At December 31, 2025, the Company had net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes of approximately $256.1 million. Of this total, $255.7 million is related to tax years 2018-2024 that do not have an expiration, as a result of the TCJA. The remaining $0.4 million of U.S. federal NOL carryforwards are available to offset future U.S. federal taxable income and begin to expire in 2036.

At December 31, 2025, the Company had NOL carryforwards for certain state income tax purposes of approximately $150.0 million. These state NOL carryforwards are available to offset future state taxable income and begin to expire in 2036.

At December 31, 2025, the Company had foreign NOL carryforwards in Australia and the U.K., combined, of approximately $59.0 million, which are available to offset future foreign taxable income and that do not have an expiration.

At December 31, 2025, the Company had research and development tax credit carryforwards of approximately $15.7 million, which are available to offset future U.S. federal income tax. These U.S. federal tax credits begin to expire in 2034.

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

At December 31, 2025, the Company did not provide any U.S. income or foreign withholding taxes related to certain foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested. The majority of the Company’s foreign operations are in excess tax basis over book basis positions. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occur.

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2021 through 2025 tax years generally remain open and subject to examination by U.S. federal, state and foreign tax authorities. Losses generated in any year since inception remain open to adjustment until the statute of limitations closes for the tax year in which the NOL carryforwards are utilized.

As of December 31, 2025, 2024, and 2023, the Company had $10.3 million, $9.8 million, and $0.4 million unrecognized tax benefits, respectively, none of which may reverse in the next 12 months. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During 2025, 2024, and 2023, the Company did not recognize any material interest or penalties.

A reconciliation of the Company's liability for unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance, beginning of year	$9,766	$396	$396
Increase for tax positions related to the current year	573	797	0
Increase for tax positions related to the prior years	0	8,573	0
Decrease for tax positions related to prior years	0	0	0
Balance, end of year	$10,339	$9,766	$396

14. Net loss per share

Basic net loss per share is computed by dividing net loss by number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the year ended December 31, 2025, 2024, and 2023, the number of shares used to calculate diluted net loss per share is the same as the number of shares used to calculate basic net loss per share for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

	Year ended December 31,
(in thousands)	2025	2024	2023
Numerator:
Net loss per share available to shareholders	$(19,342)	$(27,030)	$(64,671)
Denominator:
Weighted average shares outstanding	80,296	77,600	75,143
Net loss per share	$(0.24)	$(0.35)	$(0.86)

The following potentially dilutive securities outstanding have been excluded from the computation of basic weighted-average shares outstanding because such securities have been an antidilutive impact due to losses reported:

	Year ended December 31,
(in thousands)	2025	2024	2023
Stock options outstanding	3,066	4,684	5,109
Restricted stock units	6,329	6,140	6,725
Acquisition related compensation	0	0	42
Convertible debt	9,431	10,239	4,719
Total potentially dilutive securities	18,826	21,063	16,595