Form 10-Q
period 2026-03-31
Commerce.com, Inc.
filed 2026-05-07
CIK 1626450

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39423

Commerce.com, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2707656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11920 Alterra Parkway D11 /o Suite 100 8th Floor Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 865-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series 1 common stock, $0.0001 par value per share	CMRC	The Nasdaq Global Market
Series A Junior Participating Preferred Stock, par value $0.0001 per share	N/A	The Nasdaq Global Market

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

As of May 5, 2026, the registrant had 82,512,244 shares of common stock, $0.0001 par value per share outstanding.

Table of Content

i

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Commerce.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$57,204	$44,258
Restricted cash	1,887	1,905
Marketable securities	97,936	96,838
Accounts receivable, net	49,555	49,967
Prepaid expenses and other assets, net	18,197	15,349
Deferred commissions	5,214	6,045
Total current assets	229,993	214,362
Property and equipment, net	16,216	13,983
Operating lease, right-of-use-assets	6,697	7,090
Prepaid expenses and other assets, net of current portion	6,812	6,677
Deferred commissions, net of current portion	2,856	3,466
Intangible assets, net	9,757	11,286
Goodwill	51,927	51,927
Total assets	$324,258	$308,791
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,540	$9,870
Accrued liabilities	4,504	4,787
Deferred revenue	68,841	59,576
Convertible notes	4,042	4,037
Operating lease liabilities	1,757	1,576
Other liabilities	28,753	28,340
Total current liabilities	116,437	108,186
Convertible notes, net of current portion - related party	152,754	153,012
Operating lease liabilities, net of current portion	6,575	6,892
Other liabilities, net of current portion	1,611	1,347
Total liabilities	277,377	269,437
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	684,189	680,153
Accumulated other comprehensive income	(14)	224
Accumulated deficit	(637,301)	(641,030)
Total stockholders’ equity	46,881	39,354
Total liabilities and stockholders’ equity	$324,258	$308,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the three months ended March 31,
	2026	2025
Revenue	$86,842	$82,370
Cost of revenue (1)	20,191	16,984
Gross profit	66,651	65,386
Operating expenses:
Sales and marketing(1)	26,196	30,366
Research and development(1)	18,033	19,206
General and administrative(1)	14,215	13,644
Amortization of intangible assets	1,529	2,335
Acquisition related costs	0	333
Restructuring charges	910	1,912
Total operating expenses	60,883	67,796
Income (loss) from operations	5,768	(2,410)
Gain on convertible note extinguishment	0	3,931
Interest income	1,170	1,300
Interest expense	(2,483)	(2,543)
Other expense	(274)	(107)
Income before provision for income taxes	4,181	171
Provision for income taxes	(452)	(524)
Net income (loss)	$3,729	$(353)
Basic net income (loss) per share	$0.05	$(0.00)
Diluted net income (loss) per share	$0.05	$(0.00)
Shares used to compute basic net income (loss) per share	82,044	78,835
Shares used to compute diluted net income (loss) per share	82,319	78,835

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	For the three months ended March 31,
	2026	2025
Cost of revenue	$534	$746
Sales and marketing	204	1,775
Research and development	1,502	3,042
General and administrative	1,994	(144)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended March 31,
	2026	2025
Net income (loss)	$3,729	$(353)
Other comprehensive income (loss):
Net unrealized gain on marketable securities	(238)	(21)
Total comprehensive income (loss)	$3,491	$(374)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	For the three months ended March 31, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2025	81,649	$7	$680,153	$(641,030)	$224	$39,354
Proceeds from exercise of stock options	302	0	539	0	0	539
Release of restricted stock units	558	0	(593)	0	0	(593)
Stock-based compensation	0	0	4,090	0	0	4,090
Total other comprehensive loss	0	0	0	0	(238)	(238)
Net income	0	0	0	3,729	0	3,729
Balance at March 31, 2026	82,509	$7	$684,189	$(637,301)	$(14)	$46,881

	For the three months ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity

Balance at December 31, 2024	78,573	$7	$654,905	$(621,688)	$145	$33,369
Proceeds from exercise of stock options	359	0	1,096	0	0	1,096
Release of restricted stock units	549	0	(1,225)	0	0	(1,225)
Stock-based compensation	0	0	5,209	0	0	5,209
Total other comprehensive loss	0	0	0	0	(21)	(21)
Net loss	0	0	0	(353)	0	(353)
Balance at March 31, 2025	79,481	$7	$659,985	$(622,041)	$124	$38,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2026	2025

Cash flows from operating activities
Net income (loss)	$3,729	$(353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,886	4,281
Amortization of discount on convertible notes	174	187
Amortization of premium on convertible notes	(427)	(402)
Accretion on marketable securities, net	(463)	0
Stock-based compensation expense	4,090	5,209
Provision for expected credit losses	614	930
Gain on convertible notes extinguishment	0	(3,931)
Changes in operating assets and liabilities:
Accounts receivable	(12)	3,020
Prepaid expenses and other assets	(2,939)	(5,084)
Deferred commissions	1,441	1,935
Accounts payable	(884)	678
Accrued and other liabilities	900	(8,137)
Deferred revenue	9,265	2,068
Net cash provided by operating activities	18,374	401
Cash flows from investing activities:
Cash paid for website domain name	0	(2,444)
Purchase of capitalized internal-use software, leasehold improvements, and property and equipment	(4,285)	(825)
Maturity of marketable securities	24,000	28,579
Purchase of marketable securities	(25,107)	(7,945)
Net cash provided by (used in) investing activities	(5,392)	17,365
Cash flows from financing activities:
Proceeds from exercise of stock options	539	1,096
Taxes paid related to net share settlement of stock options	(593)	(1,225)
Payment of convertible note issuance costs	0	(217)
Repayment of convertible notes and financing obligation	0	(54,528)
Net cash used in financing activities	(54)	(54,874)
Net change in cash and cash equivalents and restricted cash	12,928	(37,108)
Cash and cash equivalents and restricted cash, beginning of period	46,163	90,356
Cash and cash equivalents and restricted cash, end of period	$59,091	$53,248
Supplemental cash flow information:
Cash paid for interest	$0	$60
Cash paid for interest - related party	$0	$5,625
Noncash investing and financing activities:
Capital additions, accrued but not paid	$833	$205
Right-of-use asset obtained in exchange for new operating lease liability	$0	$5,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Notes to Condensed Consolidated Financial Statements

1. Overview

Commerce.com, Inc. ("Commerce," the "Company," "us," "we", or "our") provides an open, intelligent ecosystem of technology solutions designed to support data-centric, distributed, and orchestrated commerce solutions, enabling businesses to manage and utilize product data to deliver seamless, personalized experiences at scale. Our platform supports a range of business models, including business-to-consumer ("B2C"), business-to-business ("B2B"), and small businesses ("SB") use cases, and is designed to provide the infrastructure necessary to operate online storefronts, manage catalogs and orders, distribute product data, and develop digital content across multiple channels.

The Company is the parent brand behind the BigCommerce, Feedonomics, and Makeswift, and provides an integrated set of enterprise-grade solutions organized across three integrated control planes designed to support the evolving needs of modern commerce. The Company's platform enables businesses to operate within an increasingly AI-driven commerce ecosystem by supporting product discovery, customer engagement, and transaction execution across a range of digital channels and interfaces. The Company's mission reflects a multi-product strategy and rebranding to accurately reflect the Company's role as a unified commerce platform.

The Company operates as a data-centric, global, multi-tenant SaaS infrastructure that enables businesses of all sizes to launch and scale ecommerce operations with lower total cost of ownership and faster time to market. The Company's strategy centers on openness, extensibility, and partner collaboration, distinguishing itself from closed platforms by prioritizing customer choice and aligning with best-in-class providers in payments, fulfillment, ERP, marketing, and other categories to ensure customers can compose the right solution for their business. The Company believes the future of commerce is modular, intelligent, and user-controlled.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information.

In the opinion of management, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the "Notes to Consolidated Financial Statements" included in our Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2026 (our "Annual Report"). The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes in our Annual Report. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other period.

Basis of consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on December 31. References to "fiscal 2026," for example, refer to the fiscal year ended December 31, 2026.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions.

Significant estimates and assumptions made by management in these condensed consolidated financial statements include:

•
the allowance for credit losses;
•
constrained revenue;

Table of Content

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

The Company’s CODM committee is comprised of the chief executive officer (CEO) and the chief financial officer and chief operating officer (CFO and COO). The Company's CODM committee reviews the financial information presented on a consolidated

Table of Content

basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The accounting policies of the segment are the same as those described in the summary of significant accounting policies in Note 2.

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

Accounts receivable

Accounts receivable are stated at net realizable value and include both billed and unbilled receivables. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. Unbilled receivable balances arise primarily when the Company provides services in advance of invoicing for those services. Billing for revenues relating to the volume of transactions processed by the customer are generally billed a month in arrears, resulting in an unbilled receivable. The accounts receivable balance at March 31, 2026 and December 31, 2025 included unbilled receivables of $15.7 million, and $14.3 million, respectively.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. In order to determine the allowance, the Company analyzes grouped customers by similar risk profiles, along with the invoiced accounts receivable portfolio, the age of the outstanding balance and historical write-offs, unbilled accounts receivable for significant risks and historical collection activity. Additionally, the Company applied the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets.

Identified risks pertaining to the Company’s invoiced accounts receivable include the delinquency level and customer type. The estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances, historical customer delinquency, and assessment of the overall portfolio and general economic conditions.

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2025	$4,048
Provision for expected credit losses	111
Write-offs recorded against the allowance	(361)
Balance at March 31, 2026	$3,798

Contract Assets

The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets are recorded on the condensed consolidated balance sheets at the end of each reporting period in Prepaid expenses and other assets, net. Typically, contract assets arise from agreements that have tiered billings over the contract life, promotional billing periods, and partner and services revenue agreements that include substantive minimums. Net contract assets were $2.2 million as of March 31, 2026 as compared to $2.5 million as of December 31, 2025.

The Company is exposed to credit losses primarily through sales of products and services to customers and partners. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. In order to determine the allowance, the Company analyzes the contract asset portfolio for significant risks by considering historical collection experience to determine what will ultimately be collected from its customers and partners. Delinquency level and customer type have been identified as the primary specific risk affecting the Company’s contract assets. The Company applied the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. The Company has provisioned $0.3 million for credit losses related to contract assets as of March 31, 2026 and December 31, 2025.

Deferred commissions

The Company capitalizes certain sales commissions earned by the Company's sales and account management teams as these commission payments are considered incremental and recoverable costs of obtaining a contract with a customer. The Company begins amortizing deferred commissions costs for a particular customer agreement once the revenue recognition criteria are met and

Table of Content

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been received from customers in advance of the performance obligation being satisfied. The Company recognizes revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services. The Company recognized $30.4 million of previously deferred revenue during the three months ended March 31, 2026.

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

Subscription solutions include revenue from Feedonomics. Feedonomics provides an AI-based product data feed management platform and related services that enable online retailers and other sellers to automate online listings of the sellers’ information across multiple third-party marketplaces and advertisers. The Company provides these services under service contracts which are generally one year or less, and in many cases month-to-month. These service types may be sold stand-alone or as part of a multi-service bundle (e.g. both marketplaces and advertising). Services are performed and fees are determined based on monthly usage and are billed in arrears.

Contracts with the Company’s retail customers are generally month-to-month, while contract terms with the Company’s enterprise customers generally range from one to three years. Contracts are typically non-cancelable and do not contain refund-type provisions. Revenue is presented net of sales tax and other taxes the Company collects on behalf of governmental authorities.

Partner and services

The Company's partner and services revenue include partner technology integrations, marketing services provided to partners, professional services, and revenue share. Revenue share primarily relates to fees earned by the Company’s partners from customers using the BigCommerce platform, where the Company has an arrangement with such partners to share in those fees as they occur. Revenue from revenue-sharing arrangements is recognized at the time the earning activity is complete, which is generally monthly and variable based on customer usage.

Revenue from partner technology integration fees is recognized on a straight-line basis over the life of the contract, beginning when the integration is complete. The Company's most significant partner technology integration offering is BigCommerce Payments, an embedded payment solution.

Table of Content

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

Remaining performance obligation consisted of the following:

(in thousands)	Current	Noncurrent	Total
As of March 31, 2026	$136,237	$68,520	$204,757
As of March 31, 2025	120,278	56,833	177,111

Cost of revenue

Cost of revenue consists primarily of expenses related to third-party cloud computing and data storage services, personnel-related costs (including stock-based compensation) for customer support and professional services personnel, costs of maintaining and securing infrastructure and platform, credit card processing fees, allocation of overhead costs, and amortization of capitalized internal-use software.

Table of Content

Stock-based compensation

The Company issues stock options, restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) to eligible employees and directors.

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

Disaggregation of revenue

The following table disaggregates revenue by major source:

	Three months ended March 31,
(in thousands)	2026	2025
Subscription solutions	$63,675	$62,114
Partner and services	23,167	20,256
Revenue	$86,842	$82,370

Revenue by geographic region was as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Revenue:
United States	$65,755	$62,621
EMEA	11,344	9,965
APAC	5,946	5,925
Rest of World	3,797	3,859
Revenue	$86,842	$82,370

Revenue by geographical region is determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. Revenue attributed to the United States was approximately 76 percent during the three months ended March 31, 2026 and 2025. Revenue attributed to EMEA was approximately 13 percent and 12 percent for the three months ended March 31, 2026 and 2025, respectively. No single region, other than the United States and EMEA, represented more than ten percent of total revenue during the three months ended March 31, 2026 and 2025.

Deferred commissions

The Company amortizes certain sales commissions costs that are considered incremental and recoverable costs of obtaining a contract with a customer. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, and the remainder is recorded in deferred commissions, net of current portion reflected on the condensed consolidated balance sheets. The Company did not recognize an impairment of deferred commissions for the three months ended March 31, 2026 and 2025.

Sales commissions of $0.6 million and $0.6 million were deferred for the three months ended March 31, 2026 and 2025, respectively; deferred commission amortization expense was $2.0 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively.

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

Table of Content

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

The following table presents information about the Company’s cash equivalents and marketable securities that were measured at fair value as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$1,155	$0	$0	$1,155
Marketable securities:
U.S. treasury securities	$97,936	$0	$0	$97,936

(1) Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets, in addition to $57.9 million of cash as of March 31, 2026.

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

(1) Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets, in addition to $44.6 million of cash, as of December 31, 2025.

The contractual maturities of the investments classified as marketable securities were as follows:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Due within 1 year	$77,776	$78,479
Due in 1 year through 2 years	20,160	18,359
Total marketable securities	$97,936	$96,838

Table of Content

The following tables summarize the gains, losses, and estimated fair value of cash equivalents, marketable securities as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$1,155	$0	$0	$1,155
Marketable securities:
U.S. treasury securities	$97,950	0	$(14)	$97,936

	As of December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$1,553	$0	$0	$1,553
Marketable securities:
Corporate bonds	12,155	58	0	12,213
U.S. treasury securities	84,459	166	0	84,625
Total marketable securities	$96,614	$224	$0	$96,838

5. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

Goodwill amounts are not amortized but tested for impairment on an annual basis or more often when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill for the three months ended March 31, 2026 and 2025.

Intangible assets are amortized on a straight-line basis over the useful life. Intangible assets amortization was $1.5 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively. There was no impairment of intangible assets for the three months ended March 31, 2026 and 2025.

As of March 31, 2026, expected amortization expense for intangible assets was as follows:

(in thousands)	March 31, 2026
Remaining nine months of 2026	$4,060
2027	3,544
2028	1,604
2029	489
Thereafter	60
Total	$9,757

6. Commitments and contingencies

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

Table of Content

inherently unpredictable and subject to significant uncertainties. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company's condensed consolidated financial statements.

Purchase Obligations

The Company has contractual commitments for services with third-parties related to hosting and internal software systems. These commitments are non-cancellable and expire within one to four years. The Company had unconditional purchase obligations as of March 31, 2026 as follows:

(in thousands)	As of March 31, 2026
Remaining nine months of 2026	$24,850
2027	27,023
2028	29,000
Total	$80,873

Defined contribution plan

The Company sponsors a tax-qualified 401(k) defined contribution retirement plan for its U.S. employees (the "Plan"). The Plan allows for eligible employees to participate by contributing a portion of their compensation on a pre-tax basis, subject to annual limits established by the Internal Revenue Service.

The Company matches 50 percent of the first 6 percent of eligible compensation contributed by a participating U.S. employee to the Plan. Matching contributions are recognized as compensation expense in the period in which the associated employee services are rendered. For the three months ended March 31, 2026 and 2025, the Company recorded $0.7 million, respectively, in compensation expense related to employer matching contributions to the retirement plan.

7. Operating leases, right-of-use assets and lease liabilities

The Company leases or subleases facilities under operating lease agreements that expire at various dates through 2031. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to deferred lease payments and lease incentives. Renewal options were not included in the right-of-use asset and operating lease liability calculation. As of March 31, 2026, there were no finance leases. There was no impairment recorded for leases for the three months ended March 31, 2026 and 2025.

During fiscal 2025, the Company entered into a sublease agreement for approximately 6 years to relocate its Austin headquarters. The sublease commenced in March 2025, and expires on the earlier of January 31, 2031, or two months prior to such earlier date as the Master Lease (as defined in the Sublease) may otherwise expire or terminate.

Operating lease expense was $0.5 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

The future maturities of operating lease liabilities are as follows:

(in thousands)	As of March 31, 2026
Remaining nine months of 2026	$1,397
2027	2,385
2028	2,471
2029	2,247
Thereafter	2,136
Total minimum lease payments	$10,636
Less imputed interest	(2,304)
Total lease liabilities	$8,332

8. Restructuring charges

During fiscal 2025, the Company committed to a plan (the “2025 Restructure”) to realign the Company’s current workforce with the Company’s on-going cost structure. The decision to implement the 2025 Restructure is based on continuous improvement efforts

Table of Content

to optimize operational costs and efficiencies across fiscal 2026 intended to better position the Company for continued profitable revenue growth.

In connection with the 2025 Restructure, restructuring charges are primarily comprised of severance payments, professional services, contract costs, accelerated depreciation of internal use software and other related costs. Within the condensed consolidated balance sheet, the liability for severance benefits of $2.9 million as of the three months ended March 31, 2026, is recorded to other current liabilities, $0.4 million of professional services are recorded in accrued expenses, and $0.3 million of contract costs are recorded in accounts payable. These charges were recorded within Restructuring Charges on the accompanying condensed consolidated statement of operations.

The Company estimates to incur additional costs relating to the 2025 Restructure of approximately $2.0 million to $4.6 million through fiscal 2026 relating to relocation and retention benefits and professional services costs. The additional expenses the Company expects to incur are subject to assumptions, and actual expenses may differ from the estimates disclosed above.

The following table summarizes the activities related to the 2025 Restructure:

	As of March 31, 2026				As of December 31, 2025
(in thousands)	Workforce reduction	Contract Costs and Internal Use Software	Other Restructuring Charges	Total	Workforce reduction	Contract Costs and Internal Use Software	Other Restructuring Charges	Total
Liability, beginning of the period	$5,183	$548	$240	$5,971	$0	$0	$0	$0
Additional charges	666	0	244	910	5,368	766	1,300	7,434
Payments	(2,956)	(201)	(99)	(3,256)	(12)	0	(1,060)	(1,072)
Non-cash items	0	0	0	0	(173)	(218)	0	(391)
Liability, end of the period	$2,893	$347	$385	$3,625	$5,183	$548	$240	$5,971

9. Other liabilities

The following table summarizes the components of other current liabilities:

	As of March 31,	As of December 31,
(in thousands)	2026	2025
Sales tax payable	$2,618	$2,900
Payroll and payroll related expenses	9,378	9,556
Restructuring related charges	2,947	5,521
Accrued professional services	4,222	3,822
Accrued interest	5,630	2,815
Other	3,958	3,726
Total Other liabilities	$28,753	$28,340

Table of Content

10. Debt

The Company's convertible note obligations, including the level within the fair value hierarchy (see note 4. Fair Value Measurements), are as follows:

	As of March 31, 2026					As of December 31, 2025
	Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value		Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value
(in thousands)				Amount	Level				Amount	Level
2028 Convertible Notes*	$150,000	$2,754	$152,754	$147,076	3	$150,000	$3,012	$153,012	$150,105	3
2026 Convertible Notes**	4,060	(18)	4,042	3,839	2	4,060	(23)	4,037	3,764	2
Total carrying value of convertible notes			$156,796					$157,049

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

The following table presents details of the Company's convertible notes as of March 31, 2026 which are further discussed below:

	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal (in thousands)	Conversion Rate for Each $1,000 Principal	Initial Conversion Price per Share
2028 Convertible Notes - related party	August 2024	10/1/2028	7.50%	$150,000	$62.50	$16.00
2026 Convertible Notes	September 2021	10/1/2026	0.25%	$4,060	$13.68	$73.11

The $150.0 million principal amount of the 2028 Convertible Notes is held by a related party, who is an equity holder of the Company.

The total interest expense recognized related to the Company’s convertible notes and financing obligation consists of the following:

	Three months ended March 31,
(in thousands)	2026	2025
Contractual interest expense	$2,815	$2,832
Amortization of (premium) and issuance costs	(253)	(215)
Capitalization of interest expense	(79)	(74)
Total	$2,483	$2,543

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

As of March 31, 2026, approximately $150.0 million aggregate principal amount of 2028 Convertible Notes remain outstanding. The remaining unamortized debt issuance costs are recorded as a contra-liability and are amortized utilizing the effective interest rate of approximately 8 percent over the term of the 2028 Convertible Notes. The remaining unamortized premium related to the fair value adjustment of the 2028 Convertible Notes is amortized using an effective interest rate of approximately 8 percent. The Company is in compliance with the terms of the indenture, and has not experienced any events that would constitute an event of default.

2026 Convertible Notes

In February 2025, the Company entered into separate, privately negotiated repurchase agreements with holders of its outstanding 2026 Convertible Notes to repurchase approximately $59.1 million aggregate principal amount of its 2026 Convertible Notes for aggregate cash consideration of approximately $54.4 million, including accrued but unpaid interest. This transaction resulted in a net gain on repurchases of debt of approximately $3.9 million, net of $0.6 million write-off of unamortized debt issuance costs.

As of March 31, 2026, approximately $4.1 million principal amount of 2026 Convertible Notes remain outstanding. The remaining unamortized debt issuance costs are recorded as a contra-liability and are amortized utilizing the effective interest rate of 0.73 percent over the term of the 2026 Convertible Notes.

The Company is in compliance with the terms of the indenture, and has not experienced any events that would constitute an Event of Default under the 2026 Convertible Notes.

Table of Content

11. Stockholders’ equity

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

A total of 3,873,885 shares of common stock were initially authorized and reserved for issuance under the 2020 Plan. This share reserve automatically increased, and will continue to increase, on each subsequent January 1st through and including January 1, 2031, by an amount equal to the smaller of (a) 5 percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by the board of directors. On January 1, 2026 and 2025 the share reserve increased by 4,082,622 shares and 3,928,833 shares, respectively.

Stock options

Stock options generally vest and become exercisable over a service period of 4 years from the date of grant, subject to continued service. The Company has not granted and does not anticipate granting stock options in fiscal 2026.

(in thousands)	Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2025	3,066	$7.37	$1,173
Stock options granted	0	0	0
Exercised	(302)	1.79	441
Plan shares expired or canceled	(343)	14.53	0
Balance as of March 31, 2026	2,421	$7.05	$91
Vested and expected to vest	2,127	$7.04	$91
Exercisable as of March 31, 2026	1,480	$7.35	$91

At March 31, 2026, there was an estimated $2.7 million of total unrecognized compensation expense related to stock options, which reflects outstanding stock option awards that are vested and outstanding stock option awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.30 years.

Restricted Stock Units

RSU activity for the three months ended March 31, 2026 was as follows:

(in thousands)	Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2025	5,518	$7.50	$22,732
Granted	2,079	2.96	6,151
Canceled	(794)	7.43	2,640
Vested and converted to shares	(601)	9.34	1,734
Balance as of March 31, 2026	6,202	$5.81	$16,559
Vested and expected to vest	4,542	$6.07	$12,127

The expected stock-based compensation expense remaining to be recognized as of March 31, 2026 is $21.8 million related to RSUs, which reflects outstanding RSUs that are vested and outstanding RSUs that are expected to vest. This expense will be recognized over a weighted-average period of 2.27 years.

Market-based PSU and performance-based PSU activity for the three months ended March 31, 2026 was as follows:

Table of Content

(in thousands)	Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2025	811	$7.22	$3,341
Granted	1,068	3.02	2,852
Canceled	(60)	7.96	160
Change in awards based on performance	(137)	5.69	366
Vested and converted to shares	(174)	5.52	515
Balance as of March 31, 2026	1,508	$4.51	$4,026
Vested and expected to vest	1,049	$4.63	$2,801

The grant date fair value of the market-based awards issued in March was $3.29. Significant assumptions used in the Monte Carlo simulation model for the market-based PSU awards granted are as follows:

	Three months ended March 31,
	2026	2025
Volatility	53.10%	65.71% - 75.43%
Risk-free interest rate	3.47%	4.22% - 4.31%
Dividend yield	0.00%	0.00%

The aggregate expected stock-based compensation expense remaining to be recognized as of March 31, 2026 is $3.4 million, which reflects market-based and performance-based PSUs that are outstanding and expected to vest. This expense will be recognized over a weighted-average period of 1.62 years.

12. Income taxes

The income tax expense for the three months ended March 31, 2026 is based on the estimated annual effective tax rate for fiscal 2026. The Company’s provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

For purposes of calculating income tax expense, the Company continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. However, given the Company's recent net income, in accordance with our policy, the Company will continue to monitor the positive and negative evidence, and will adjust the valuation allowance as sufficient position evidence becomes available. The exact timing and amount of the valuation allowance release would be subject to change based on the level of profitability that the Company can achieve.

For the three months ended March 31, 2026, the Company’s provision for income taxes reflected income tax expense of $0.5 million on $4.2 million of pre-tax book income for an effective tax rate of approximately 11 percent. For the three months ended March 31, 2025, the Company had tax expense of $0.5 million on a pre-tax book income of $0.2 million for an effective tax rate of approximately 306 percent.

For the three months ended March 31, 2026, the Company’s effective tax rate was higher than the U.S. federal statutory rate of 21 percent primarily due to deferred tax expense related to tax amortization of acquired goodwill, changes in the Company’s tax reserves, and movement in the Company’s valuation allowance position. The Company’s total income tax expense consists primarily of federal and state current income tax expense unable to be offset by tax attributes due to limitations under tax regulations, deferred income tax expense relating to the tax amortization of acquired goodwill, and current income tax expense from foreign operations.

For the three months ended March 31, 2025, the Company’s effective tax rate was lower than the U.S. federal statutory rate of 21 percent primarily due to the Company’s valuation allowance offsetting the benefits of losses. The Company’s total income tax expense consists primarily of state current income tax expense unable to be offset by attributes, deferred income tax expense relating to the tax amortization of acquired goodwill, and current income tax expense from foreign operations.

Operating losses and tax credits generated in years prior to 2022 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. Tax years 2022 through 2025 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently not under an income tax audit by any taxing jurisdiction.

Table of Content

13. Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) by the number of shares of common stock outstanding for the period. Diluted net income per share is computed by giving effect to all potential weighted average dilutive common stock, including options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted net income per share by application of the treasury stock method.

	Three months ended March 31,
(in thousands)	2026	2025
Numerator:
Net income / (loss)	$3,729	$(353)
Denominator:
Weighted average shares outstanding	82,044	78,835
Effect of dilutive shares(1)
Stock options	86	0
Restricted stock units	116	0
Performance-based restricted stock units	73	0
Weighted average shares outstanding for diluted net income per share	82,319	78,835

(1)Due to the Company reporting net loss for the three months ended March 31, 2025, there are no common shares added to calculate diluted EPS because the effect would be anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of weighted-average shares outstanding for diluted net income per share because the effect would be anti-dilutive:

	As of March 31,
(in thousands)	2026	2025
Stock options outstanding	2,300	4,344
Restricted stock units	4,067	5,974
Performance-based restricted stock units	1,508	282
Convertible notes	9,431	9,431
Total potentially dilutive securities	17,306	20,031

14. Subsequent Event

Stockholder Rights Plan

On April 13, 2026, our Board of Directors approved the adoption of a stockholder rights plan and entered into a Rights Agreement with Equiniti Trust Company, LLC, as Rights Agent, and declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company's Common Stock. Each right will entitle stockholders to buy one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $13.00 per one one-thousandth of a share, subject to adjustment. The dividend was payable to holders of record as of the close of business on April 27, 2026.

The rights will be exercisable only if a person or group acquires 10% or more (or 20% or more in the case of a Passive Institutional Investor) of our outstanding common stock and various other criteria are met (the “Distribution Date”). Until the Distribution Date, the rights will not be exercisable; the rights will not be evidenced by separate rights certificates; and the rights will be transferable by, and only in connection with, the transfer of common stock. The rights will expire on April 12, 2027, unless earlier redeemed or exchanged by the Company.

The adoption did not have a material impact on the Company's condensed consolidated financial statements.

Table of Content

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” and similar words or phrases. These forward-looking statements include statements concerning the following:

•
our expectations regarding our revenue, expenses, sales, and operations;
•
anticipated trends and challenges in our business and the markets in which we operate;
•
the conflicts involving Iran, Israel, and the United States and Russia and Ukraine and the potential impact on our operations, global economic and geopolitical conditions;
•
the impacts of changes in United States trade policy and global tariffs;
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
•
social, ethical, or regulatory issues involving the development, deployment, and use capabilities of AI;
•
our ability to manage expansion into international markets and new industries;
•
our ability to hire and retain key personnel;
•
our ability to successfully identify, manage, and integrate any existing and potential acquisitions;
•
our ability to successfully execute our rebranding initiative;
•
our ability to adapt to emerging regulatory developments, technological changes, and cybersecurity needs;
•
the anticipated effect on our business of litigation to which we are or may become a party;
•
the anticipated benefits and opportunities related to past and ongoing restructuring may not be realized or may take longer to realize than expected;
•
defects or disruptions in our services;
•
interruptions or delays in services from third parties;
•
customer attrition or our ability to execute renewals;
•
our ability to manage key executive succession and retention or continue to attract qualified personnel;
•
our ability to implement a go-to-market strategy that focuses on efficient profitable revenue growth, operating leverage, and cash flow, may be impacted by unforeseen challenges in streamlining our organization and adapting to market dynamics; and
•
other statements described in this Quarterly Report on Form 10-Q under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Although we believe the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 2, 2026 (our "Annual Report") and “Risk Factors,” in this Quarterly Report on Form 10-Q as well as factors

Table of Content

more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We believe we are well positioned to serve as a provider of an open, AI-driven commerce platform designed to support data-centric, distributed, and orchestrated commerce. Our platform is designed to extend the storefront across an expanding set of product discovery and shopping surfaces, enhancing merchant visibility and engagement, and to support how businesses operate, innovate, and grow as AI-driven and agent-enabled commerce continues to evolve. Our software-as-a-service platform enables merchants to orchestrate sophisticated digital commerce experiences across both owned and third-party channels, supporting a wide range of business-to-business ("B2B"), business-to-consumer ("B2C"), and small business ("SB") use cases.

Our unified platform is anchored by three core products: BigCommerce, our transaction layer that executes transactions and commerce logic; Feedonomics, our product intelligence layer that creates a clean, enriched, structured understanding of products; and Makeswift, our experience layer that composes and governs what the customer sees across web, mobile, and emerging AI interfaces. Together, these products enable merchants to centralize product data, deliver dynamic shopping experiences, and improve visibility across a growing set of discovery and buying channels, including emerging agentic surfaces. Through this integrated platform, we deliver differentiated value to merchants operating across complex markets, industries, and commerce workflows.

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

We plan to continue investing in our strategic B2B, B2C, and SB offerings, with an emphasis on simplifying our business, realigning investment toward our highest-value initiatives, and building scalable infrastructure to support AI-enabled and agentic commerce use cases. We expect to advance our growth strategy through continued product innovation, expansion of strategic partnerships, and development of AI-driven commerce solutions that address increasingly complex merchant needs. We also intend to grow our business by acquiring new customers, expanding adoption and usage among existing customers, mitigating churn, and selectively expanding our presence in new markets, while maintaining a disciplined focus on operating efficiency and profitability

Table of Content

Key factors affecting our performance

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

While Commerce has historically been described as storefront-centric, we believe it is increasingly becoming more data-centric, distributed, and orchestrated. Product data must be structured and enriched, discovery and engagement occur across multiple surfaces, and systems must coordinate experience, pricing, inventory, and transaction execution.

This unification has allowed us to further align internal operations across product development, sales and marketing, and customer success. Functionally, the unified platform now operates as a multi-layered solution that includes storefront capabilities, embedded data services, and a growing network of curated partnerships.

Our platform is organized across three integrated layers; product intelligence, experience, and transaction. Built on an unified, open, API-first framework, the platform enables us to operate as a full-stack solution or provide modular capabilities alongside third-party systems. We believe this flexibility is increasingly important as AI reshapes how commerce is designed, manage, and transacted across channels.

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

Our platform is designed to address these requirements through three integrated layers. Feedonomics serves as our product intelligence layer, enabling merchants to normalize, enrich, and syndicate product data across storefronts, marketplaces, advertising channels, and certain AI-enabled discovery surfaces. Makeswift serves as our experience layer, allowing merchants to create, manage, and govern digital experiences across web, mobile, and emerging interfaces, including those supported by AI technologies. BigCommerce serves as our transaction layer, providing core transaction functionality, including cart, checkout, order management, pricing, promotions, and related APIs.

We believe the integration of these layers aligns with how commerce systems are evolving as AI adoption increases, with greater emphasis on structured data, governed experiences, and reliable transaction execution. Our open, API-first architecture allows merchants to deploy our platform as a full solution or alongside third-party systems as needed.

We continue to focus on embedding AI across the commerce lifecycle in a practical and responsible manner as commerce evolves toward more distributed and AI-enabled models.

Investment in core offerings

We continue to invest in our core commerce offerings to support growth across enterprise B2B and B2C customer segments, as well as SB use cases.

To support B2B customers, we continued to enhance our platform with features supporting complex organizational structures and workflows, including multi-company hierarchy support, roles based access controls, and configure-price-quote ("CPQ") tool. We also integrated "B2B Edition" capabilities into the BigCommerce core control panel to provide a more unified user experience across features. We believe these investments improve our customers' ability to manage complex organizational structures and workflows, streamline purchasing processes, and support more sophisticated pricing and quoting requirements.

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

To support enterprise B2C customers, we introduced a series of AI-enabled enhancements across our platform, including

Table of Content

improvements in product catalog categorization, attribute population, and schema mapping. We also made improvements to other "critical-to-quality" commerce capabilities including checkout, promotions, permissions, payments, storefront creation and editing, and catalog management.

These investments are intended to reduce operational complexity and support product visibility, conversion, and transaction execution across both direct-to-consumer and third-party digital channels. As AI-enabled technologies and agent-based workflows continue to evolve, we believe the importance of structured product data, governed experience management, and reliable transaction infrastructure will continue to shape our product development priorities, as commerce expands across a broader set of channels, interfaces, and agent-driven environments.

Expansion of growth initiatives

We continue to evaluate and refine our pricing, packaging, and monetization models to better align value delivered with value captured across our product portfolio. These efforts may include expanding cross-sell and upsell opportunities, introducing bundled offerings, and developing additional monetization solutions, including payments-related offerings.

In March 2026, we launched BigCommerce Payments, an integrated payment processing option designed primarily for small and mid-sized customers looking for a streamlined, integrated approach to activate payments, and simplify onboarding. We believe this approach may improve customer retention and increase monetization of GMV, while allowing us to scale payments in a capital-efficient manner.

During the second quarter of fiscal 2026, we are updating our plan structure, including plan names, GMV thresholds, and support tiers, and introducing a fee on certain orders processed through non-embedded payment providers for self-service merchants. We will replace our prior Standard, Plus, Pro, and Enterprise plans with Core, Growth, Scale, and Performance plans. These changes are intended to align our platform with a defined set of integrated payment partners, where we are prioritizing investment to enhance checkout performance, expand localized payment methods, and improve merchant and buyer experience. We believe increased adoption may improve conversion, retention, and platform engagement, although the extent and timing remain uncertain.

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

Table of Content

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

Annual revenue run-rate (ARR) as of the periods ended:

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total ARR (in thousands)	$359,827	$359,136	$355,716	$354,608	$350,835

Table of Content

Gross Merchandise Volume (GMV)

Gross Merchandise Volume (“GMV”) represents the total dollar value of completed checkout transactions facilitated through the Commerce platform during the reporting period, including shipping and taxes. GMV is reported on a gross basis before deducting refunds or discounts. GMV is not a measure of revenue.

Gross Merchandise Volume for the three months ended:

(in millions)	Three months ended	Sequential % Change
March 31, 2026	$8,257	(6.7)%
December 31, 2025	8,852	12.0
September 30, 2025	7,901	2.6
June 30, 2025	7,700	6.3
March 31, 2025	7,242	(10.9)

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

Net Revenue Retention for the twelve months trailing as of:

	Trailing twelve months as of	Sequential % Change
March 31, 2026	95.4%	0.2%
December 31, 2025	95.2	0.7
September 30, 2025	94.5	0.0
June 30, 2025	94.5	(0.5)
March 31, 2025	95.0	(0.0)

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

Subscription annual revenue run-rate as of the periods ended:

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Subscription ARR (in thousands)	$270,191	$272,411	$268,617	$267,951	$264,922

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

Table of Content

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

	For the three months ended March 31,
	2026	2025
Revenue	$86,842	$82,370
Cost of revenue (1)	20,191	16,984
Gross profit	66,651	65,386
Operating expenses:
Sales and marketing(1)	26,196	30,366
Research and development(1)	18,033	19,206
General and administrative(1)	14,215	13,644
Amortization of intangible assets	1,529	2,335
Acquisition related costs	0	333
Restructuring charges	910	1,912
Total operating expenses	60,883	67,796
Income (loss) from operations	5,768	(2,410)
Gain on convertible note extinguishment	0	3,931
Interest income	1,170	1,300
Interest expense	(2,483)	(2,543)
Other expense	(274)	(107)
Income before provision for income taxes	4,181	171
Provision for income taxes	(452)	(524)
Net income (loss)	$3,729	$(353)

Table of Content

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$534	$746
Sales and marketing	204	1,775
Research and development	1,502	3,042
General and administrative	1,994	(144)

Revenue by geographic region

The composition of our revenue by geographic region during the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three months ended March 31,		Change
	2026	2025	Amount	Percent
	(dollars in thousands)
Revenue:
United States	$65,755	$62,621	$3,134	5.0%
EMEA	11,344	9,965	1,379	13.8
APAC	5,946	5,925	21	0.4
Rest of World	3,797	3,859	(62)	(1.6)
Total Revenue	$86,842	$82,370	$4,472	5.4%

Comparison of the three months ended March 31, 2026 and March 31, 2025

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Three months ended March 31,		Change
	2026	2025	Amount	Percent
	(dollars in thousands)
Revenue
Subscription solutions	$63,675	$62,114	$1,561	2.5%
Partner and services	23,167	20,256	2,911	14.4
Total revenue	$86,842	$82,370	$4,472	5.4%

Total revenue increased for the three months ended March 31, 2026, from the three months ended March 31, 2025, as a result of increases in both subscription solutions and partner and services revenue. Subscription solutions revenue increased primarily due to increases in small business, enterprise, and Feedonomics customers. Partner and services revenue increased primarily as a result of revenue attributed to partner integrations.

Cost of revenue, gross profit, and gross margin

	Three months ended March 31,		Change
	2026	2025	Amount	Percent
	(dollars in thousands)
Cost of revenue	$20,191	$16,984	$3,207	18.9%
Gross profit	66,651	65,386	1,265	1.9
Gross margin percentage	76.7%	79.4%

Table of Content

Cost of revenue increased for the three months ended March 31, 2026, from the three months ended March 31, 2025, and gross margin decreased to 76.7 percent from 79.4 percent. The increase in expense is primarily attributable to increases in software and web hosting costs of $2.6 million, $0.4 million of IT related costs, and depreciation of $0.2 million.

We expect cost of revenue to increase in absolute dollars primarily driven by additional hosting costs, but anticipate that cost of revenue as a percentage of revenue will remain consistent in future periods. We expect gross margin percentage to remain consistent in future periods.

Operating expenses

The following tables present our operating expenses for each of the periods indicated:

	Three months ended March 31,				Change
	2026	As a % of Total Revenue	2025	As a % of Total Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$26,196	30.2%	$30,366	36.9%	$(4,170)	(13.7)%
Research and development	18,033	20.8	19,206	23.3	(1,173)	(6.1)
General and administrative	14,215	16.4	13,644	16.6	571	4.2
Amortization of intangible assets	1,529	1.8	2,335	2.8	(806)	(34.5)
Acquisition related expenses	0	0.0	333	0.4	(333)	(100.0)
Restructuring charges	910	1.0	1,912	2.3	(1,002)	(52.4)
Total operating expenses	$60,883	70.1%	$67,796	82.3%	$(6,913)	(10.2)%

Sales and marketing

Sales and marketing expenses decreased for the three months ended March 31, 2026 from March 31, 2025. The period over period change of $4.2 million was primarily driven by reductions in payroll costs and share-based compensation expense of $3.5 million, $1.0 million of variable marketing spend and $0.7 million of IT related costs, partially offset by increases in amortization of cloud computing arrangements of $0.6 million, and $0.4 million of other expenses such as professional services, depreciation, and capitalized internal costs.

We expect sales and marketing expenses to decrease, both in absolute dollars and as a percentage of revenue, in the near term, primarily as a result of initiatives implemented to optimize operational costs and efficiencies in connection with the 2025 Restructure.

Research and development

Research and development expenses decreased for the three months ended March 31, 2026 from March 31, 2025, primarily due to a decrease in staffing costs of $2.1 million, including stock-based compensation and associated payroll costs, $1.2 million reduction in capitalized internal costs, offset by increases in professional services and other variable spend of $1.4 million, and increases in other expenses such as IT related costs and depreciation of $0.7 million.

We expect that research and development expenses as a percentage of revenue to increase as we continue to prioritize investment in our core offerings throughout fiscal year 2026.

General and administrative

General and administrative expenses increased for the three months ended March 31, 2026 from March 31, 2025, primarily due to a $2.1 million decrease in stock-based compensation associated with executive departures, offset by a $0.7 million decrease in bad debt expense and other expenses such as professional services and depreciation of $0.9 million.

We expect that general and administrative expenses as a percentage of revenue to decrease in the near term primarily as a result of initiatives implemented to optimize operational costs and efficiencies in connection with the 2025 Restructure.

Amortization of intangible assets

Amortization of intangible assets decreased for the three months ended March 31, 2026 from March 31, 2025. The decrease was due to certain acquired assets being fully amortized in the prior year.

Table of Content

Acquisition related expenses

Acquisition related expense decreased for the three months ended March 31, 2026 from March 31, 2025. The decrease was due to the amortization of deferred compensation for the Makeswift acquisition which was fully amortized for the year ended December 31, 2025.

Restructuring charges

Restructuring charges decreased for the three months ended March 31, 2026 from the three months ended March 31, 2025. For the three months ended March 31, 2026, restructuring charges included severance payments, professional services, and other related costs.

We expect to incur additional costs relating to the 2025 Restructure of approximately $2.0 million to $4.6 million through fiscal 2026 relating to retention benefits and professional services costs.

Other income

The following tables present our other income/(expenses) for each of the periods indicated:

	Three months ended March 31,		Change
	2026	2025	Amount	Percent
	(dollars in thousands)
Gain on convertible note extinguishment	$0	$3,931	$(3,931)	(100.0)%
Interest income	1,170	1,300	(130)	(10.0)
Interest expense	(2,483)	(2,543)	60	(2.4)
Other expenses	(274)	(107)	(167)	156.1
Total Other income	$(1,587)	$2,581	$(4,168)	(161.5)%

Gain on convertible note extinguishment decreased for the three months ended March 31, 2026 from March 31, 2025 as a result of the repurchase transaction that occurred in 2025.

Interest income decreased for the three months ended March 31, 2026 from March 31, 2025. This decrease was due to lower yield percentages on our cash equivalents and marketable securities in 2026.

Interest expense remained consistent for the three months ended March 31, 2026 from March 31, 2025.

Other expenses increased for the three months ended March 31, 2026 from March 31, 2025. This increase was due to the impact of foreign currency exchange rates.

Provision for income taxes

Our provision for income taxes increased approximately $0.1 million for the three months ended March 31, 2026 from March 31, 2025. For purposes of calculating income tax expense, we continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. However, given our recent net income, we believe that there is a reasonable possibility that, in the near term, sufficient positive evidence may become available that supports the release of a portion of our valuation allowance, which would result in the recognition of certain U.S. deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. The exact timing and amount of the valuation allowance release would be subject to change based on the level of profitability that we can achieve.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$18,374	$401
Net cash provided by (used in) investing activities	(5,392)	17,365
Net cash used in financing activities	(54)	(54,874)
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,928	$(37,108)

Table of Content

As of March 31, 2026, we had $157.0 million in cash, cash equivalents, restricted cash, and marketable securities, an increase of $14.0 million compared to $143.0 million as of March 31, 2025. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than three months. Our restricted cash balance of $1.9 million and $1.2 million at March 31, 2026 and 2025 respectively, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $97.9 million and $68.6 million at March 31, 2026 and 2025 respectively, consists of investments in corporate and US treasury securities. We maintain cash account balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 was $18.4 million and $0.4 million respectively. This consisted primarily of our net income (losses) adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount and premium amortization, amortization of intangible assets, accretion of marketable securities, provision for expected credit losses, and the effect of changes in working capital.

Investing activities

Net cash provided by (used in) investing activities during the three months ended March 31, 2026 and 2025 was $(5.4) million and $17.4 million, respectively. In the three months ended March 31, 2026, this consists primarily of the purchases of marketable securities of $25.1 million and purchases of capitalized internal-use software, leasehold improvements, and property and equipment of $4.3 million, offset by the sale and maturity of marketable securities of $24.0 million. In the three months ended March 31, 2025, this consists primarily of the sale and maturity of marketable securities of $28.6 million offset by the purchase of marketable securities of $7.9 million and the cash paid for the website domain name of $2.4 million.

Financing activities

Net cash used in financing activities during the three months ended March 31, 2026 and 2025 was $(0.1) million and $(54.9) million, respectively. In the three months ended March 31, 2026, this was attributable to the taxes paid related to net share settlement of stock options of $0.6 million offset by the proceeds from exercise of stock options of $0.5 million. In the three months ended March 31, 2025, this was attributable to the repayment of convertible notes of $54.5 million and taxes paid related to net share settlement of stock options of $1.2 million offset by the proceeds from exercise of stock options of $1.1 million.

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

Our operational short-term liquidity needs primarily include working capital for sales and marketing, research and development, interest payments on our 2028 Convertible Notes, repayment of our 2026 Convertible Notes at maturity, and continued innovation. Our future capital requirements will depend on many factors, including our growth rate, levels of revenue, market acceptance of our platform, the results of business initiatives including our efforts in transitioning our customers to annual billings, continued reduction in churn, the timing of new product introductions, the continued impact of the inflation on the global economy, market risk due to elevated interest rates, our business, financial condition, and results of operations.

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

Table of Content

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

Table of Content

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026 or as of December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. An immediate increase or decrease in interest rates of 100 basis points at March 31, 2026 could result in a $1.0 million market value reduction or increase of the same amount.

In August 2024, we issued the 2028 Convertible Notes with an aggregate principal amount of $150.0 million, the full amount of which is outstanding as of March 31, 2026. The 2028 Convertible Notes have a fixed interest rate of 7.50 percent; we do not face variable interest rate risk with respect to the 2028 Convertible Notes. The fair value of the 2028 Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the three months ended March 31, 2026 were transacted in U.S. dollars. As we continue our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. A majority of our international revenue is currently collected in U.S. dollars. In the future, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to fluctuations due to changes in foreign currency exchange rates. In particular, in our Mexico, Australia and UK-based operations, we pay a majority of payroll and other expenses in Mexican pesos, Australian dollars and British pounds sterling, respectively. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2026, under the direction of our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded as of March 31, 2026, our disclosure controls and procedures were effective at such date.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our stockholder rights plan, or “poison pill,” includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.

In order to provide the Board with time to make informed decisions that are in the best long-term interests of the Company and its stockholders, on April 13, 2026, our Board adopted a stockholder rights plan, which could discourage, delay or prevent an acquisition of the Company at a premium price. The rights plan provides for preferred stock purchase rights attached to each share of our Common Stock, which will cause substantial dilution to a person or group acquiring 10% or more (or 20% or more in the case of a Passive Institutional Investor) of our stock if the acquisition is not approved by our Board of Directors. As a result, the overall effect of the rights plan may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving our Company that is not approved by the Board of Directors even if the offer may be considered beneficial by some stockholders. The rights will expire on April 12, 2027, unless earlier redeemed or exchanged by the Company.

Our current operations are international in scope. We are subject to risks from geopolitical crises, such as the conflict between the United States, Israel and Iran and the Russian invasion of Ukraine.

In the case of the two most recent fiscal years, approximately 24 percent of our revenue has been generated from customers outside the United States. We currently have locations in the United States, Australia, the United Kingdom, and Ukraine. We are continuing to adapt and develop strategies to address international markets, but such efforts may not be successful.

We have a significant number of employees outside of the United States. We may face difficulties, including: geopolitical crises, such as the conflict between the United States, Israel and Iran, the Russian invasion of Ukraine, costs associated with developing software and providing support in many languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could negatively affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Table of Content

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
On February 24, 2026 , Daniel Lentz, the Company’s Chief Financial Officer and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 53,800 shares of the Company’s common stock until February 26, 2027.

Item 6. Exhibits

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Effective Date

3.1	Seventh Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39423	3.1	August 7, 2020

3. 2	Certificate of Amendment to Seventh Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-39423	3.1	July 31, 2025

3.3	Third Amended and Restated Bylaws of the Registrant, as currently in effect	8-K	001-39423	3.2	July 31, 2025
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Commerce.com, Inc., filed with the Secretary of State of the State of Delaware on April 14, 2026.	8-K	001-39423	3.1	April 13, 2026

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350c, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Commerce.com, Inc.

Date: May 7, 2026	By:	/s/ Daniel Lentz
Daniel Lentz
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Date: May 7, 2026	By:	/s/ Hubert Ban
Hubert Ban
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)