Form 10-Q
period 2026-06-30
Commerce.com, Inc.
filed 2026-08-06
CIK 1626450

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 82,858,991 shares of common stock, $0.0001 par value per share outstanding.

Table of Content

i

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Commerce.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$57,165	$44,258
Restricted cash	1,164	1,905
Marketable securities	99,159	96,838
Accounts receivable, net	51,609	49,967
Prepaid expenses and other assets, net	15,629	15,349
Deferred commissions	4,775	6,045
Total current assets	229,501	214,362
Property and equipment, net	19,487	13,983
Operating lease, right-of-use-assets	6,291	7,090
Prepaid expenses and other assets, net of current portion	6,562	6,677
Deferred commissions, net of current portion	2,762	3,466
Intangible assets, net	8,304	11,286
Goodwill	51,927	51,927
Total assets	$324,834	$308,791
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,324	$9,870
Accrued liabilities	2,621	4,787
Deferred revenue	69,759	59,576
Convertible notes	4,046	4,037
Operating lease liabilities	1,796	1,576
Other liabilities	25,785	28,340
Total current liabilities	113,331	108,186
Convertible notes, net of current portion - related party	152,494	153,012
Operating lease liabilities, net of current portion	6,172	6,892
Other liabilities, net of current portion	1,208	1,347
Total liabilities	273,205	269,437
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	687,951	680,153
Accumulated other comprehensive income	(130)	224
Accumulated deficit	(636,199)	(641,030)
Total stockholders’ equity	51,629	39,354
Total liabilities and stockholders’ equity	$324,834	$308,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$84,511	$84,433	$171,353	$166,803
Cost of revenue (1)	20,982	17,739	41,173	34,723
Gross profit	63,529	66,694	130,180	132,080
Operating expenses:
Sales and marketing(1)	27,510	35,071	53,706	65,437
Research and development(1)	17,674	18,310	35,707	37,516
General and administrative(1)	14,183	15,855	28,398	29,499
Amortization of intangible assets	1,453	2,520	2,982	4,855
Acquisition related costs	0	111	0	444
Restructuring charges	5	1,614	915	3,526
Total operating expenses	60,825	73,481	121,708	141,277
Income (loss) from operations	2,704	(6,787)	8,472	(9,197)
Gain on convertible note extinguishment	0	0	0	3,931
Interest income	1,231	1,171	2,401	2,471
Interest expense	(2,490)	(2,522)	(4,973)	(5,065)
Other expense	(139)	(23)	(413)	(130)
Income (loss) before provision for income taxes	1,306	(8,161)	5,487	(7,990)
Provision for income taxes	(204)	(221)	(656)	(745)
Net income (loss)	$1,102	$(8,382)	$4,831	$(8,735)
Basic net income (loss) per share	$0.01	$(0.10)	$0.06	$(0.11)
Diluted net income (loss) per share	$0.01	$(0.10)	$0.06	$(0.11)
Shares used to compute basic net income (loss) per share	82,627	80,122	82,337	79,482
Shares used to compute diluted net income (loss) per share	82,790	80,122	82,564	79,482

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of revenue	$412	$720	$946	$1,466
Sales and marketing	602	1,820	806	3,595
Research and development	1,367	2,740	2,869	5,782
General and administrative	1,572	2,045	3,566	1,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$1,102	$(8,382)	$4,831	$(8,735)
Other comprehensive income (loss):
Net unrealized loss on marketable securities	(116)	(10)	(354)	(31)
Total comprehensive income (loss)	$986	$(8,392)	$4,477	$(8,766)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three and six months ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2025	81,649	$7	$680,153	$(641,030)	$224	$39,354
Proceeds from exercise of stock options	302	0	539	0	0	539
Restricted stock units vested, net of shares withheld for employee taxes	558	0	(593)	0	0	(593)
Stock-based compensation	0	0	4,090	0	0	4,090
Total other comprehensive loss	0	0	0	0	(238)	(238)
Net income	0	0	0	3,729	0	3,729
Balance at March 31, 2026	82,509	$7	$684,189	$(637,301)	$(14)	$46,881
Proceeds from exercise of stock options	15	$0	$13	$0	$0	$13
Restricted stock units vested, net of shares withheld for employee taxes	305	0	(167)	0	0	(167)
Stock-based compensation	0	0	3,916	0	0	3,916
Total other comprehensive loss	0	0	0	0	(116)	(116)
Net income (loss)	0	0	0	1,102	0	1,102
Balance at June 30, 2026	82,829	$7	$687,951	$(636,199)	$(130)	$51,629

	Three and six months ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity

Balance at December 31, 2024	78,573	$7	$654,905	$(621,688)	$145	$33,369
Proceeds from exercise of stock options	359	0	1,096	0	0	1,096
Restricted stock units vested, net of shares withheld for employee taxes	549	0	(1,225)	0	0	(1,225)
Stock-based compensation	0	0	5,209	0	0	5,209
Total other comprehensive loss	0	0	0	0	(21)	(21)
Net loss	0	0	0	(353)	0	(353)
Balance at March 31, 2025	79,481	$7	$659,985	$(622,041)	$124	$38,075
Proceeds from exercise of stock options	654	$0	$1,973	$0	$0	$1,973
Restricted stock units vested, net of shares withheld for employee taxes	271	0	(126)	0	0	(126)
Stock-based compensation	0	0	7,236	0	0	7,236
Total other comprehensive loss	0	0	0	0	(10)	(10)
Net loss	0	0	0	(8,382)	0	(8,382)
Balance at June 30, 2025	80,406	$7	$669,068	$(630,423)	$114	$38,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Cash flows from operating activities
Net income (loss)	$1,102	$(8,382)	$4,831	$(8,735)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	3,015	3,845	5,901	8,126
Amortization of discount on convertible notes	178	165	352	352
Amortization of premium on convertible notes	(433)	(408)	(860)	(810)
Accretion on marketable securities, net	(404)	0	(867)	0
Stock-based compensation expense	3,916	7,236	8,006	12,445
Provision for expected credit losses	1,110	1,598	1,724	2,528
Gain on convertible notes extinguishment	0	0	0	(3,931)
Changes in operating assets and liabilities:
Accounts receivable	(3,451)	(9,005)	(3,463)	(5,985)
Prepaid expenses and other assets	2,828	2,159	(111)	(2,925)
Deferred commissions	533	747	1,974	2,682
Accounts payable	824	444	(60)	1,122
Accrued and other liabilities	(5,044)	8,078	(4,144)	(59)
Deferred revenue	918	7,080	10,183	9,148
Net cash provided by operating activities	5,092	13,557	23,466	13,958
Cash flows from investing activities:
Cash paid for website domain name	0	0	0	(2,444)
Purchase of capitalized internal-use software, leasehold improvements, and property and equipment	(5,042)	(1,651)	(9,327)	(2,476)
Maturity of marketable securities	19,000	13,000	43,000	41,579
Purchase of marketable securities	(19,658)	(32,572)	(44,765)	(40,517)
Net cash used in investing activities	(5,700)	(21,223)	(11,092)	(3,858)
Cash flows from financing activities:
Proceeds from exercise of stock options	13	1,973	552	3,069
Taxes paid related to net share settlement of equity awards	(167)	(126)	(760)	(1,351)
Payment of convertible note issuance costs	0	0	0	(217)
Repayment of convertible notes and financing obligation	0	0	0	(54,528)
Net cash provided by (used in) financing activities	(154)	1,847	(208)	(53,027)
Net change in cash and cash equivalents and restricted cash	(762)	(5,819)	12,166	(42,927)
Cash and cash equivalents and restricted cash, beginning of period	59,091	53,248	46,163	90,356
Cash and cash equivalents and restricted cash, end of period	$58,329	$47,429	$58,329	$47,429
Supplemental cash flow information:
Cash paid for interest	$5	$0	$5	$0
Cash paid for interest - related party	$5,625	$0	$5,625	$5,685
Noncash investing and financing activities:
Capital additions, accrued but not paid	$624	$735	$624	$735
Right-of-use asset obtained in exchange for new operating lease liability	$0	$0	$0	$5,516

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

In the opinion of management, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the "Notes to Consolidated Financial Statements" included in our Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2026 (our "Annual Report"). The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes in our Annual Report. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other period.

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

Because of the use of estimates inherent in the financial reporting process, actual results could differ and the differences could be material to the Company’s consolidated financial statements.

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

Segments

The Company provides professional-grade commerce solutions for all types of customers at all stages of their ecommerce growth. The Company conducts business as a single operating and reportable segment, which is based upon the Company's current organizational and management structure, as well as information used by the chief operating decision makers (CODMs) to allocate resources and assess company performance.

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

In accordance with ASC 280, the Company concludes that consolidated net income (loss), as reported on the consolidated statement of operations, is the key measure of profitability that is required to be reported as it is the measure determined in accordance with measurement principles most consistent with GAAP. The CODMs use net income (loss) to allocate resources and assess performance which enhances the CODMs' ability to compare past financial performance with current financial performance and analyze business performance and trends. This metric is used when monitoring budget versus actual results, and to assess the performance of the Company's strategic priorities of driving efficient revenue growth. The significant expenses within net income (loss) on which the CODM committee relies include those that are reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Accounts receivable

Accounts receivable are stated at net realizable value and include both billed and unbilled receivables. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. Unbilled receivable balances arise primarily when the Company provides services in advance of invoicing for those services. Billing for revenues relating to the volume of transactions processed by the customer are generally billed a month in arrears, resulting in an unbilled receivable. The accounts receivable balance at June 30, 2026 and December 31, 2025 included unbilled receivables of $15.0 million and $14.3 million, respectively.

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

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2025	$4,048
Provision for expected credit losses	111
Write-offs recorded against the allowance	(361)
Balance at March 31, 2026	$3,798
Provision for expected credit losses	1,098
Write-offs recorded against the allowance	(1,202)
Balance at June 30, 2026	$3,694

Contract Assets

The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets are recorded on the condensed consolidated balance sheets at the end of each reporting period in prepaid expenses and other assets, net. Typically, contract assets arise from agreements that have tiered billings over the contract life, promotional billing periods, and partner and services revenue agreements that include substantive minimums. Net contract assets were $1.8 million as of June 30, 2026 as compared to $2.5 million as of December 31, 2025.

The Company is exposed to credit losses primarily through sales of products and services to customers and partners. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. To determine the allowance, the Company analyzes the contract asset portfolio for significant risks by considering historical collection experience to determine what will ultimately be collected from its customers and partners. Delinquency level and customer type have been identified as the primary specific risk affecting the Company’s contract assets. The Company applied the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. The Company has provisioned $0.3 million for credit losses related to contract assets as of June 30, 2026 and December 31, 2025.

Deferred commissions

Table of Content

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been received from customers in advance of the performance obligation being satisfied. The Company recognizes revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services. The Company recognized $14.3 million and $44.7 million of previously deferred revenue during the three and six months ended June 30, 2026.

Capitalized Internal-Use Software Costs

The Company capitalizes software costs associated with the development of internal software in accordance with ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software. These costs are incurred during the application development phase and meet other requirements for capitalization, including certain software tools. Capitalized software costs are recorded as part of property and equipment, net, and capitalized software costs related to hosting arrangements are recorded within prepaid expenses and other assets within the condensed consolidated balance sheets. These costs are amortized once placed in service over the useful life, which is generally 36 months.

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

Table of Content

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

Partner revenue share is recognized on a net basis as the Company is the agent in the arrangements with third-party application providers. All other revenue is recognized on a gross basis, as the Company is the principal in these arrangements.

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

Remaining performance obligation consisted of the following:

(in thousands)	Current	Noncurrent	Total
As of June 30, 2026	$136,166	$64,712	$200,878
As of June 30, 2025	122,565	58,221	180,786

Cost of revenue

Cost of revenue consists primarily of expenses related to third-party cloud computing and data storage services, personnel-related costs (including stock-based compensation) for customer support and professional services personnel, costs of maintaining and

Table of Content

securing infrastructure and platform, credit card processing fees, allocation of overhead costs, and amortization of capitalized internal-use software.

Stock-based compensation

The Company has issued stock options, restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”) to eligible employees and directors.

The Company valued stock options using the Black-Scholes option-pricing model at the date of grant and recognizes the related stock-based compensation expense on a straight-line basis over the service period, net of estimated forfeitures, which is typically four years.

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

The Company also grants PSUs to executive officers and other members of senior management which provide for shares of common stock to be earned based on its attainment of the Company's adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) and annual recurring revenue ("ARR") relative to a target specified in the applicable agreement, and are referred to as Company performance-based awards. The Company typically values these awards at the closing market price on the date of grant. The vesting of Company performance-based awards is conditioned upon the achievement of certain targets and will vest in three annual tranches in a percentage of the target number of shares between 0 percent to 200 percent. The Company recognizes stock-based compensation expense on a straight-line basis over the service period, if it is probable that the performance condition will be achieved. Adjustments to stock-based compensation expense are made, as needed, each reporting period based on changes in our estimate of the number of units that are probable of vesting.

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

Table of Content

Disaggregation of revenue

The following table disaggregates revenue by major source:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Subscription solutions	$63,129	$63,656	$126,804	$125,769
Partner and services	21,382	20,777	44,549	41,034
Revenue	$84,511	$84,433	$171,353	$166,803

Revenue by geographic region was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue:
United States	$63,755	$64,405	$129,510	$127,026
EMEA	11,103	9,889	22,447	19,854
APAC	5,869	6,118	11,815	12,043
Rest of World	3,784	4,021	7,581	7,880
Revenue	$84,511	$84,433	$171,353	$166,803

Revenue by geographical region is determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. Revenue attributed to the United States was approximately 75 percent for the three months ended June 30, 2026 and 76 percent for the three months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, revenue attributed to the United States was approximately 76 percent. Revenue attributed to EMEA was approximately 13 percent for the three and six months ended June 30, 2026 and approximately 12 percent for the three and six months ended June 30, 2025. No single region, other than the United States and EMEA, represented more than ten percent of total revenue during the three and six months ended June 30, 2026 and 2025.

Deferred commissions

The Company amortizes certain sales commissions costs that are considered incremental and recoverable costs of obtaining a contract with a customer. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, and the remainder is recorded in deferred commissions, net of current portion reflected on the condensed consolidated balance sheets. The Company did not recognize an impairment of deferred commissions for the three and six months ended June 30, 2026 and 2025.

Sales commissions of $1.2 million and $1.6 million were deferred for the three months ended June 30, 2026 and 2025, respectively; and $1.8 million and $2.2 million were deferred for the six months ended June 30, 2026 and 2025, respectively.

Deferred commission amortization expense was $1.7 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively; and $3.7 million and $5.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

Table of Content

•
Level 2 – Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•
Level 3 – Inputs are unobservable that are significant to the fair value of the asset or liability and are developed based on the best information available in the circumstances, which might include the Company’s data.

The following table presents information about the Company’s cash equivalents and marketable securities that were measured at fair value as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$714	$0	$0	$714
Marketable securities:
U.S. treasury securities	$99,159	$0	$0	$99,159

(1) Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets, in addition to $57.6 million of cash as of June 30, 2026.

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

The contractual maturities of the investments classified as marketable securities were as follows:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Due within 1 year	$82,996	$78,479
Due in 1 year through 2 years	16,163	18,359
Total marketable securities	$99,159	$96,838

The following tables summarize the gains, losses, and estimated fair value of cash equivalents, marketable securities as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$714	$0	$0	$714
Marketable securities:
U.S. treasury securities	$99,289	1	$(131)	$99,159

Table of Content

	As of December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$1,553	$0	$0	$1,553
Marketable securities:
Corporate bonds	12,155	58	0	12,213
U.S. treasury securities	84,459	166	0	84,625
Total marketable securities	$96,614	$224	$0	$96,838

5. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

Goodwill amounts are not amortized but tested for impairment on an annual basis or more often when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill for the three and six months ended June 30, 2026 and 2025.

Finite-lived intangible assets are amortized on a straight-line basis over the useful life. Intangible assets amortization was $1.5 million and $2.5 million, respectively, for the three months ended June 30, 2026 and 2025, and was $3.0 million and $4.9 million, respectively, for the six months ended June 30, 2026 and 2025. There was no impairment of intangible assets for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, expected amortization expense for intangible assets was as follows:

(in thousands)	June 30, 2026
Remaining six months of 2026	$2,607
2027	3,544
2028	1,604
2029	489
Thereafter	60
Total	$8,304

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

Purchase Obligations

The Company has contractual commitments for services with third-parties related to hosting and internal software systems. These commitments are non-cancellable and expire within one to four years. The Company had unconditional purchase obligations as of June 30, 2026 as follows:

(in thousands)	As of June 30, 2026
Remaining six months of 2026	$15,622
2027	27,423
2028	29,000
Total	$72,045

Defined contribution plan

The Company sponsors a tax-qualified 401(k) defined contribution retirement plan for its U.S. employees (the "Plan"). The Plan allows for eligible employees to participate by contributing a portion of their compensation on a pre-tax basis, subject to annual limits established by the Internal Revenue Service.

The Company matches fifty percent of the first six percent of eligible compensation contributed by a participating U.S. employee to the Plan. Matching contributions are recognized as compensation expense in the period in which the associated employee services are rendered. For the three months ended June 30, 2026 and 2025, the Company recorded $0.6 million and $0.7 million, respectively, in compensation expense related to employer matching contributions to the Plan, and recorded $1.3 million and $1.4 million, respectively for the six months ended June 30, 2026 and 2025.

7. Operating leases, right-of-use assets and lease liabilities

The Company leases or subleases facilities under operating lease agreements that expire at various dates through 2031. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to deferred lease payments and lease incentives. Renewal options were not included in the right-of-use asset and operating lease liability calculation. As of June 30, 2026, there were no finance leases. There was no impairment recorded for leases for the three and six months ended June 30, 2026 and 2025.

Operating lease expense was $0.5 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and was $1.0 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

The future maturities of operating lease liabilities are as follows:

(in thousands)	As of June 30, 2026
Remaining six months of 2026	$820
2027	2,387
2028	2,474
2029	2,249
Thereafter	2,136
Total minimum lease payments	$10,066
Less imputed interest	(2,098)
Total lease liabilities	$7,968

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

Table of Content

In connection with the 2025 Restructure, restructuring charges are primarily comprised of severance payments, professional services, contract costs, accelerated depreciation of internal use software and other related costs. Within the condensed consolidated balance sheet, the liability for 2025 Restructuring charges of $1.5 million as of June 30, 2026, is recorded to other current liabilities. These charges were recorded within Restructuring Charges on the accompanying condensed consolidated statement of operations.

The Company expects to incur additional costs relating to the 2025 Restructure of approximately $1.0 million to $3.0 million through the first half of fiscal 2027 relating to relocation and retention benefits and professional services costs. The additional expenses the Company expects to incur are subject to assumptions, and actual expenses may differ from the estimates disclosed above.

The following table summarizes the activities related to the Company's 2025 Restructure:

	As of June 30, 2026				As of December 31, 2025
(in thousands)	Workforce reduction	Contract Costs and Internal Use Software	Other Restructuring Charges	Total	Workforce reduction	Contract Costs and Internal Use Software	Other Restructuring Charges	Total
Liability, beginning of the period	$5,183	$548	$240	$5,971	$0	$0	$0	$0
Additional charges	561	0	354	915	5,368	766	1,300	7,434
Payments	(4,399)	(548)	(484)	(5,431)	(12)	0	(1,060)	(1,072)
Non-cash items	0	0	0	0	(173)	(218)	0	(391)
Liability, end of the period	$1,345	$0	$110	$1,455	$5,183	$548	$240	$5,971

9. Other liabilities

The following table summarizes the components of other current liabilities:

	As of June 30,	As of December 31,
(in thousands)	2026	2025
Sales tax payable	$3,585	$2,900
Payroll and payroll related expenses	9,984	9,556
Restructuring related charges	1,455	5,521
Accrued professional services	4,561	3,822
Accrued interest - related party	2,815	2,815
Other	3,385	3,726
Total Other liabilities	$25,785	$28,340

10. Debt

The Company's convertible note obligations, including the level within the fair value hierarchy (see note 4. Fair Value Measurements), are as follows:

	As of June 30, 2026					As of December 31, 2025
	Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value		Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value
(in thousands)				Amount	Level				Amount	Level
2028 Convertible Notes*	$150,000	$2,494	$152,494	$151,408	3	$150,000	$3,012	$153,012	$150,105	3
2026 Convertible Notes**	4,060	(14)	4,046	3,879	2	4,060	(23)	4,037	3,764	2
Total carrying value of convertible notes			$156,540					$157,049

Table of Content

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

The following table presents details of the Company's convertible notes as of June 30, 2026 which are further discussed below:

	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal (in thousands)	Conversion Rate for Each $1,000 Principal	Initial Conversion Price per Share
2028 Convertible Notes - related party	August 2024	10/1/2028	7.50%	$150,000	$62.50	$16.00
2026 Convertible Notes	September 2021	10/1/2026	0.25%	$4,060	$13.68	$73.11

The $150.0 million principal amount of the 2028 Convertible Notes is held by a related party, who is an equity holder.

The total interest expense recognized related to the Company’s convertible notes and financing obligation consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Contractual interest expense	$2,815	$2,815	$5,630	$5,647
Amortization of (premium) and issuance costs	(256)	(243)	(509)	(458)
Capitalization of interest expense	(69)	(50)	(148)	(124)
Total	$2,490	$2,522	$4,973	$5,065

2028 Convertible Notes

In August 2024, the Company entered into a privately negotiated exchange agreement (the "Exchange Agreement") with a holder of its 0.25 percent unsecured convertible senior notes due 2026 (the "2026 Convertible Notes"). Pursuant to the Exchange Agreement, the Company exchanged (the "Exchange Transaction") approximately $161.2 million in aggregate principal amount of the 2026 Convertible Notes for $150.0 million in aggregate principal amount of new 7.50 percent convertible senior notes due 2028 (the “2028 Convertible Notes”).

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

Table of Content

principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to, but excluding, the applicable repurchase date.

As of June 30, 2026, approximately $150.0 million aggregate principal amount of 2028 Convertible Notes remain outstanding. The remaining unamortized debt issuance costs are recorded as a contra-liability and are amortized utilizing the effective interest rate of approximately 8 percent over the term of the 2028 Convertible Notes. The remaining unamortized premium related to the fair value adjustment of the 2028 Convertible Notes is amortized using an effective interest rate of approximately 6 percent. The Company is in compliance with the terms of the indenture, and has not experienced any events that would constitute an event of default.

2026 Convertible Notes

As of June 30, 2026, approximately $4.1 million principal amount of 2026 Convertible Notes remain outstanding. The remaining unamortized debt issuance costs are recorded as a contra-liability and are amortized utilizing the effective interest rate of 0.73 percent over the term of the 2026 Convertible Notes.

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

During the three months ended June 30, 2026, the Company's Board of Directors approved the adoption of a stockholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company's Common Stock. Each right will entitle stockholders to buy one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $13.00 per one one-thousandth of a share, subject to adjustment. The dividend was payable to holders of record as of the close of business on April 27, 2026.

The rights will be exercisable only if a person or group acquires 10% or more (or 20% or more in the case of a Passive Institutional Investor) of the Company's outstanding common stock and various other criteria are met (the “Distribution Date”). Until the Distribution Date, the rights will not be exercisable; the rights will not be evidenced by separate rights certificates; and the rights will be transferable by, and only in connection with, the transfer of common stock. The rights will expire on April 12, 2027, unless earlier redeemed or exchanged by the Company.

Stock options

Stock options generally vest and become exercisable over a service period of 4 years from the date of grant, subject to continued service. The Company has not granted and does not anticipate granting stock options in fiscal 2026.

(in thousands)	Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2025	3,066	$7.37	$1,173
Stock options granted	0	0	0
Exercised	(317)	1.74	479
Plan shares expired or canceled	(580)	11.89	2
Balance as of June 30, 2026	2,169	$6.99	$90
Vested and expected to vest	1,984	$7.00	$90
Exercisable as of June 30, 2026	1,450	$7.15	$90

At June 30, 2026, there was an estimated $2.2 million of total unrecognized compensation expense related to stock options, which reflects outstanding stock option awards that are vested and outstanding stock option awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.22 years.

Restricted Stock Units

RSU activity for the six months ended June 30, 2026 was as follows:

Table of Content

(in thousands)	Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2025	5,518	$7.50	$22,732
Granted	2,654	2.93	7,763
Canceled	(1,273)	7.20	4,031
Vested and converted to shares	(969)	8.45	2,798
Balance as of June 30, 2026	5,930	$5.36	$17,552
Vested and expected to vest	4,285	$5.68	$12,683

The expected stock-based compensation expense remaining to be recognized as of June 30, 2026 is $18.0 million related to RSUs, which reflects outstanding RSUs that are vested and outstanding RSUs that are expected to vest. This expense will be recognized over a weighted-average period of 2.48 years.

Market-based PSU and performance-based PSU activity for the six months ended June 30, 2026 was as follows:

(in thousands)	Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2025	811	$7.22	$3,341
Granted	1,093	3.02	3,235
Canceled	(135)	6.75	400
Change in awards based on performance	(137)	5.69	366
Vested and converted to shares	(174)	5.52	515
Balance as of June 30, 2026	1,458	$4.42	$4,316
Vested and expected to vest	1,035	$4.61	$3,065

The grant date fair value of the market-based awards issued in March and May was $3.29. Significant assumptions used in the Monte Carlo simulation model for the market-based PSU awards granted are as follows:

	Six months ended June 30,
	2026	2025
Volatility	53.10%	64.59%
Risk-free interest rate	3.47%	3.63%
Dividend yield	0.00%	0.00%

The aggregate expected stock-based compensation expense remaining to be recognized as of June 30, 2026 is $2.68 million which reflects market-based and performance-based PSUs that are outstanding and expected to vest. This expense will be recognized over a weighted-average period of 1.39 years.

12. Income taxes

The income tax expense for the three and six months ended June 30, 2026 is based on the estimated annual effective tax rate for fiscal 2026. The Company’s provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

For purposes of calculating income tax expense, the Company continued to maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. However, given the Company's recent net income, in accordance with our policy, the Company will continue to monitor the positive and negative evidence, and will adjust the valuation allowance as sufficient positive evidence becomes available. The exact timing and amount of the valuation allowance release would be subject to change based on the level of profitability that the Company can achieve.

For the three months ended June 30, 2026 and 2025, the Company’s provision for income taxes reflected an effective tax rate of (15.62) percent and (2.71) percent, respectively. For the six months ended June 30, 2026 and 2025, the Company had an effective tax rate of (11.96) percent and (9.32) percent, respectively.

Table of Content

For the three and six months ended June 30, 2026 and 2025, the Company’s effective tax rate was lower than the U.S. federal statutory rate of 21 percent primarily due to the Company's valuation allowance offsetting the benefits of losses. The Company’s total income tax expense consists primarily of state current income tax expense unable to be offset by attributes, deferred income tax expense relating to the tax amortization of acquired goodwill, and current income tax expense from foreign operations.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Numerator:
Net income / (loss)	$1,102	$(8,382)	$4,831	$(8,735)
Denominator:
Weighted average shares outstanding	82,627	80,122	82,337	79,482
Effect of dilutive shares(1)
Stock options	33	0	59	0
Restricted stock units	130	0	131	0
Performance-based restricted stock units	0	0	37	0
Weighted average shares outstanding for diluted net income per share	82,790	80,122	82,564	79,482

(1) Due to the Company reporting net loss for the three and six months ended June 30, 2025, there are no common shares added to calculate diluted EPS because the effect would be anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of weighted-average shares outstanding for diluted net income per share because the effect would be anti-dilutive:

	As of June 30,
(in thousands)	2026	2025
Stock options outstanding	2,069	3,699
Restricted stock units	3,398	5,885
Performance-based restricted stock units	1,458	879
Convertible notes	9,431	9,431
Total potentially dilutive securities	16,356	19,894

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
•
ongoing and future geopolitical conflicts, including those involving Iran, Israel, and the United States, and the Russia-Ukraine conflict, could adversely affect our operations and financial results;
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

Table of Content

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

Our unified platform is anchored by three complementary layers that together enable merchants to manage commerce across increasingly fragmented digital environments. BigCommerce serves as our transaction layer, executing transactions and commerce logic. Feedonomics serves as our product intelligence layer, helping merchants structure, enrich, optimize and distribute product data across marketplaces, advertising channels, and emerging AI-powered discovery surfaces. Makeswift serves as our experience layer, enabling merchants to compose and govern digital experiences across web, mobile, and emerging AI interfaces. Together, these products enable merchants to centralize product data, deliver dynamic shopping experiences, and improve visibility across a growing set of discovery and buying channels while supporting increasingly complex commerce workflows.

We are built around an open, partner-centric architecture. Rather than offering a closed technology stack, we prioritize flexibility and interoperability with a curated ecosystem of leading technology partners. Our platform integrates across payments, tax, shipping, order management, content management system ("CMS"), customer relationship management ("CRM"), and AI-enhanced marketing technology. Our platform is designed to serve as merchant's complete commerce solution or integrate alongside existing commerce technologies, enabling customers to adopt the solutions that best meet their business needs. We believe this approach differentiates us from competitors that seek to control the full commerce technology stack by allowing us to focus our innovation and investment on core commerce capabilities, data orchestration, and platform extensibility while enabling merchants to select best-of-breed solutions that meet their specific needs.

Digital commerce continues to evolve as consumer discovery and purchasing behavior increasingly occur across AI-powered and third-party digital surfaces rather than exclusively through merchants' owned storefronts. We provide the structured product data, composable technology, and scalable infrastructure that help merchants remain discoverable, trustworthy, and capable of transacting wherever those journeys begin. We believe our integrated platform helps merchants address these evolving requirements by connecting product intelligence, digital experiences, and transaction capabilities across an expanding ecosystem of commerce channels.

We plan to continue investing in our strategic B2B, B2C, and SB offerings, with an emphasis on simplifying our business, realigning investment toward our highest-value initiatives, and building scalable infrastructure to support AI-enabled and agentic commerce use cases. We intend to prioritize initiatives and strategic partnerships that we believe deliver the greatest long-term value for merchants while simplifying execution and strengthening our platform. We expect to advance our growth strategy through continued product innovation, expansion of strategic partnerships, and development of AI-driven commerce solutions that address increasingly complex merchant needs. We also intend to grow our business by acquiring new customers, expanding adoption and usage among existing customers, mitigating churn, and selectively expanding our presence in new markets, while maintaining a disciplined focus on operating efficiency, profitability, and cash flows.

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

Our platform is designed to address these requirements through three complementary layers. Feedonomics serves as our product intelligence layer, enabling merchants to normalize, enrich, and syndicate product data across storefronts, marketplaces, advertising channels, and certain AI-powered discovery surfaces. Makeswift serves as our experience layer, allowing merchants to create, manage, and govern digital experiences across web, mobile, and emerging interfaces, including those supported by AI technologies. BigCommerce serves as our transaction layer, providing core transaction functionality, including cart, checkout, order management, pricing, promotions, and related APIs.

We believe the integration of these layers positions merchants to participate in the continued evolution of digital commerce as AI adoption increases and product discovery, customer engagement, and transaction execution become increasingly distributed across AI-enabled channels. Our open, API-first architecture allows merchants to deploy our platform as a full solution or alongside third-party systems as needed.

We continue to embed AI capabilities across the commerce lifecycle in a practical and responsible manner while supporting merchants as commerce evolves toward more AI-enabled and agent-driven models.

Investment in core offerings

We continue to invest in our core commerce offerings to support growth across enterprise B2B and B2C customers, as well as SB use cases, with a disciplined focus on initiatives that we believe deliver the greatest long-term value for merchants and strengthen our platform.

For enterprise B2B customers, we continue to enhance our platform with features supporting complex commerce operations, including improvements to organizational management, purchasing workflows, pricing, and transaction execution. We also continue to expand B2B capabilities, including deeper integration within the BigCommerce platform, to provide a more unified user experience. We believe these investments help manufacturers, distributors, and other enterprise merchants streamline operations while supporting increasingly sophisticated commerce requirements.

We also continue to expand Feedonomics Surface, our self-service feed management solution for small and midsize businesses. We expanded Surface's channel availability, providing merchants with additional opportunities to syndicate optimized product data across advertising, marketplace, social, and emerging AI-powered discovery channels. We believe these enhancements simplify multichannel commerce, improve product visibility, and extend enterprise-grade product intelligence capabilities to a broader base of merchants.

Across our platform, we continue to invest in AI-enabled capabilities designed to improve in product discovery, automate merchant workflows, and support emerging agent-enabled commerce experiences. We also continue to enhance core commerce functionality, including checkout, promotions, storefront management, and catalog capabilities, while expanding BigCommerce Payments to provide merchants with a more integrated payments experience.

We believe these investments reduce operational complexity, improve merchant outcomes, and position our platform to support the continued evolution of digital commerce as AI adoption, distributed product discovery, and agent-enabled commerce increasingly reshape how merchants engage with customers.

Expansion of growth initiatives

We continue to evaluate and refine our pricing, packaging, and monetization models to better align value delivered with value captured across our product portfolio. As part of these efforts, we continue to invest in strategic growth initiatives including, BigCommerce Payments, AI-enabled commerce capabilities, B2B solutions, Feedonomics Surface, and other platform enhancements that we believe strengthen merchant outcomes and support long-term monetization.

During the fiscal year 2026, we launched BigCommerce Payments, our integrated payment processing option designed primarily for small and mid-sized customers looking for a streamlined, integrated approach to activate payments, and simplify onboarding. We

Table of Content

have continued to expand adoption of BigCommerce Payments and believe it strengthens merchant relationships and enhances the merchant experience.

We also updated our plan structure, including plan names, GMV thresholds, and support tiers, and introduced a fee on certain orders processed through non-embedded payment providers for self-service merchants. We replaced our prior Standard, Plus, Pro, and Enterprise plans with Core, Growth, Scale, and Performance plans. These changes reflect our strategic decision to prioritize a more focused group of strategically aligned payment partners while maintaining merchant choice through our open and composable platform. We believe this approach improves merchant outcomes, strengthens alignment with key partners, and supports more durable long-term monetization, and enhances the long-term economics of our platform.

Acquisition of new customers

The growth of our customer base remains important to our continued revenue growth. We believe we are positioned to grow through a combination of direct sales efforts, marketing initiatives, product-led growth channels, and referrals from our agency and technology partners.

We are focused on driving capital-efficient customer acquisition by leveraging our curated ecosystem of technology partners and prioritizing strategic partner relationships that deliver the best merchant outcomes while creating long-term, aligned economic value for Commerce. Our partner strategy is intended to enable customers to compose solutions that integrate with adjacent technology providers, including payments, fulfillment, ERP, marketing, and other categories, and may support demand generation through ecosystem-led distribution.

We continually evaluate our ideal customer profiles, strategic priorities, and resource allocation to focus our investments on customers, industries, and use cases where we can deliver the greatest long-term value. Our unified platform supports enterprise B2B and B2C customers, as well as small businesses, through integrated commerce, product intelligence, and digital experiences capabilities designed to address increasingly complex and AI-enabled commerce environments.

Retention and growth of our existing customers

We believe our long-term revenue growth is correlated with our ability to retain customers and expand their adoption of our platform. We continue to invest in product innovation, platform functionality, and customer success initiatives to maximize customer retention and long-term merchant success. Revenue from existing customers may increase through subscription plan upgrades, additional store deployments, expanded adoption of BigCommerce Payments, Feedonomics, B2B capabilities, AI-enabled solutions, and broader utilization of our platform. As customers grow their commerce operations, subscription revenue may also increase through automated sales-based adjustments on certain plans and order-based adjustment on enterprise plans.

Partner and services revenue generated through our strategic technology partners generally increases as customers adopt additional integrated solutions within our ecosystem. Our ability to retain and grow our customers’ commerce businesses often depends on the continued expansion of our platform and the capabilities of our strategic technology partners to provide revenue generating services to our customers. We continually evaluate prospective and existing partners’ abilities to enhance the capabilities of our customers’ commerce businesses. As our platform evolves, we believe our partner ecosystem will continue to support customer adoption and engagement while creating opportunities for sustainable growth.

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

Evolution of our technology partner ecosystem

Our technology partner ecosystem remains central to our business strategy and long-term growth. We are built around an open, partner-centric architecture that enables merchants to integrate technologies across a broad range of commerce capabilities while allowing us to focus our investments on our core commerce platform, AI-enabled solutions, and platform extensibility.

As our business has evolved, we have adopted a more disciplined approach to our partner ecosystem by prioritizing investment in a more focused group of strategically aligned technology partners where we believe we can deliver the greatest long-term value for merchants and strengthen our platform. We continue to concentrate our efforts on deeper strategic partner relationships that we believe

Table of Content

improve merchant outcomes and support more durable long-term economics, while maintaining merchant choice through our open and composable architecture.

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

Annual revenue run-rate (ARR) as of the periods ended:

(in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Total ARR	$360,525	$359,827	$359,136	$355,716	$354,608

Gross Merchandise Volume (GMV)

Gross Merchandise Volume (“GMV”) represents the total dollar value of completed checkout transactions facilitated through the Commerce platform during the reporting period, including shipping and taxes. GMV is reported on a gross basis before deducting refunds or discounts. GMV is not a measure of revenue.

Gross Merchandise Volume for the three months ended:

(in millions)	Three months ended	Sequential % Change
June 30, 2026	$8,779	6.3%
March 31, 2026	8,257	(6.7)
December 31, 2025	8,852	12.0
September 30, 2025	7,901	2.6
June 30, 2025	7,700	6.3

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

Net Revenue Retention for the twelve months trailing as of:

	Trailing twelve months as of	Sequential % Change
June 30, 2026	95.8%	0.4%
March 31, 2026	95.4	0.2
December 31, 2025	95.2	0.7
September 30, 2025	94.5	0.0
June 30, 2025	94.5	(0.5)

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

Table of Content

Subscription annual revenue run-rate as of the periods ended:

(in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Subscription ARR	$270,284	$270,191	$272,411	$268,617	$267,951

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

Provision for income taxes

Our provision for income taxes consists primarily of current state and foreign jurisdictions in which we conduct business, deferred income taxes associated with amortization of tax deductible goodwill. For U.S. federal income tax purposes and in certain foreign and state jurisdictions, we have NOL carryforwards. The foreign jurisdictions in which we operate have different statutory tax rates than those of the United States. Additionally, certain foreign earnings may also be currently taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, applicability of any valuation allowances, and changes in tax laws in jurisdictions in which we operate.

Table of Content

Results of operations

The following table summarizes our historical consolidated statement of operations data. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$84,511	$84,433	$171,353	$166,803
Cost of revenue (1)	20,982	17,739	41,173	34,723
Gross profit	63,529	66,694	130,180	132,080
Operating expenses:
Sales and marketing(1)	27,510	35,071	53,706	65,437
Research and development(1)	17,674	18,310	35,707	37,516
General and administrative(1)	14,183	15,855	28,398	29,499
Amortization of intangible assets	1,453	2,520	2,982	4,855
Acquisition related costs	0	111	0	444
Restructuring charges	5	1,614	915	3,526
Total operating expenses	60,825	73,481	121,708	141,277
Income (loss) from operations	2,704	(6,787)	8,472	(9,197)
Gain on convertible note extinguishment	0	0	0	3,931
Interest income	1,231	1,171	2,401	2,471
Interest expense	(2,490)	(2,522)	(4,973)	(5,065)
Other expense	(139)	(23)	(413)	(130)
Income (loss) before provision for income taxes	1,306	(8,161)	5,487	(7,990)
Provision for income taxes	(204)	(221)	(656)	(745)
Net income (loss)	$1,102	$(8,382)	$4,831	$(8,735)

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$412	$720	$946	$1,466
Sales and marketing	602	1,820	806	3,595
Research and development	1,367	2,740	2,869	5,782
General and administrative	1,572	2,045	3,566	1,901

Revenue by geographic region

The composition of our revenue by geographic region during the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	(dollars in thousands)
Revenue:
United States	$63,755	$64,405	$(650)	(1.0)%	$129,510	$127,026	$2,484	2.0%
EMEA	11,103	9,889	1,214	12.3	22,447	19,854	2,593	13.1
APAC	5,869	6,118	(249)	(4.1)	11,815	12,043	(228)	(1.9)
Rest of World	3,784	4,021	(237)	(5.9)	7,581	7,880	(299)	(3.8)
Total Revenue	$84,511	$84,433	$78	0.1%	$171,353	$166,803	$4,550	2.7%

Table of Content

Comparison of the three and six months ended June 30, 2026 and June 30, 2025

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	(dollars in thousands)
Revenue
Subscription solutions	$63,129	$63,656	$(527)	(0.8)%	$126,804	$125,769	$1,035	0.8%
Partner and services	21,382	20,777	605	2.9	44,549	41,034	3,515	8.6
Total revenue	$84,511	$84,433	$78	0.1%	$171,353	$166,803	$4,550	2.7%

Total revenue increased for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The change related to an increase in partner and services revenue of $0.6 million driven primarily by increases in stand ready revenue of $0.3 million and sponsorship revenue of $0.3 million. These increases were offset by a decrease in subscription solutions revenue of $0.5 million as a result of a contract termination fee that was recognized in the prior period.

Total revenue increased for the six months ended June 30, 2026, from the six months ended June 30, 2025, as a result of an increase in subscription solutions revenue of $1.0 million primarily driven by new customers and upgrades, and an increase in partner and services revenue of $3.5 million which was attributed to an increase partner integrations of $4.1 million offset by a decrease in professional services revenue of $0.6 million.

Cost of revenue, gross profit, and gross margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	(dollars in thousands)
Cost of revenue	$20,982	$17,739	$3,243	18.3%	$41,173	$34,723	$6,450	18.6%
Gross profit	63,529	66,694	(3,165)	(4.7)	130,180	132,080	(1,900)	(1.4)
Gross margin percentage	75.2%	79.0%			76.0%	79.2%

Cost of revenue increased for the three months ended June 30, 2026, from the three months ended June 30, 2025. The change related to an increase of $2.9 million in web hosting costs from increased activity in the current year and the expiration of usage credits in the prior period and an increase in allocated overhead costs of $0.3 million.

Cost of revenue increased for the six months ended June 30, 2026, from the six months ended June 30, 2025. The change was due to an increase of $5.5 million in web hosting costs from increased activity in the current year and the expiration of usage credits utilized in the prior period, as well as increased allocated overhead costs of $1.0 million.

We expect cost of revenue to remain consistent in the near term in both absolute dollars and as a percentage of revenue.

Table of Content

Operating expenses

The following tables present our operating expenses for each of the periods indicated:

	Three months ended June 30,				Change
	2026	As a % of Total Revenue	2025	As a % of Total Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$27,510	32.6%	$35,071	41.5%	$(7,561)	(21.6)%
Research and development	17,674	20.9	18,310	21.7	(636)	(3.5)
General and administrative	14,183	16.8	15,855	18.8	(1,672)	(10.5)
Amortization of intangible assets	1,453	1.7	2,520	3.0	(1,067)	(42.3)
Acquisition related expenses	0	0.0	111	0.1	(111)	(100.0)
Restructuring charges	5	0.0	1,614	1.9	(1,609)	(99.7)
Total operating expenses	$60,825	72.0%	$73,481	87.0%	$(12,656)	(17.2)%

	Six months ended June 30,				Change
	2026	As a % of Total Revenue	2025	As a % of Total Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$53,706	31.3%	$65,437	39.2%	$(11,731)	(17.9)%
Research and development	35,707	20.8	37,516	22.5	(1,809)	(4.8)
General and administrative	28,398	16.6	29,499	17.7	(1,101)	(3.7)
Amortization of intangible assets	2,982	1.7	4,855	2.9	(1,873)	(38.6)
Acquisition related expenses	0	0.0	444	0.3	(444)	(100.0)
Restructuring charges	915	0.5	3,526	2.1	(2,611)	(74.0)
Total operating expenses	$121,708	71.0%	$141,277	84.7%	$(19,569)	(13.9)%

Sales and marketing

Sales and marketing expenses decreased for the three months ended June 30, 2026 from the three months ended June 30, 2025. The decrease of $7.6 million was primarily related to actions implemented by the Company's in prior periods to optimize operational costs and efficiencies. These initiatives resulted in reductions in salaries and share-based compensation expense of $6.6 million, $0.6 million of variable marketing spend, and $0.4 million of allocated overhead costs.

Sales and marketing expenses decreased for the six months ended June 30, 2026, from the six months ended June 30, 2025. The decrease was primarily related to a reduction in salaries and share-based compensation expenses of $10.1 million, variable marketing costs of $1.1 million, and $0.5 million reduction of allocated overhead costs as a result of the actions taken by the Company as described above.

We expect sales and marketing expenses to remain consistent, both in absolute dollars and as a percentage of revenue, in the near term.

Research and development

Research and development expenses decreased for the three months ended June 30, 2026 from the three months ended June 30, 2025, primarily related to decreases in share-based compensation expense of $1.4 million, increased compensation costs capitalized related to our go to market products of $2.0 million, offset by increases of $1.4 million in professional services costs and allocated overhead costs of $1.4 million.

Research and development expenses decreased for the six months ended June 30, 2026, from the six months ended June 30, 2025, primarily due to a decrease in salaries and share-based compensation expense of $3.4 million, increases in compensation costs capitalized related to our go to market products of $3.2 million, offset by increases in professional services costs of $2.5 million and allocated overhead costs of $2.3 million.

We expect that research and development expenses as a percentage of revenue to increase as we continue to prioritize investment in our core offerings throughout fiscal year 2026.

Table of Content

General and administrative

General and administrative expenses decreased for the three months ended June 30, 2026 from the three months ended June 30, 2025, primarily due to actions implemented by the Company's in prior periods to optimize operational costs and efficiencies. These initiatives resulted in reductions in professional services of $1.2 million, salaries and share-based compensation expense of $0.7 million, and bad debt expense of $0.5 million. The decrease was offset by increases in allocated overhead costs of $0.7 million.

General and administrative expenses decreased for the six months ended June 30, 2026, from the six months ended June 30, 2025, primarily related to a $1.7 million decrease in professional services costs and $1.2 million decrease in bad debt expense. These decreased were offset by increases in salaries and share-based compensation expense of $1.4 million and allocated overhead costs of $0.4 million as a result of the actions taken by the Company as described above.

We expect that general and administrative expenses as a percentage of revenue to remain consistent in the near term, reflecting operational costs efficiencies.

Amortization of intangible assets

Amortization of intangible assets decreased for the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025 as a result of certain acquired assets being fully amortized in the prior year.

Acquisition related expenses

Acquisition related expense decreased for the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025 primarily attributable to the amortization of deferred compensation for the Makeswift acquisition which was fully amortized for the year ended December 31, 2025.

Restructuring charges

Restructuring charges decreased for the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, restructuring charges included severance payments, professional services, and other related costs.

We expect to incur additional costs relating to the 2025 Restructure of approximately $1.0 million to $3.0 million through the first half of fiscal 2027 relating to retention benefits and professional services costs.

Other income (expense)

The following tables present our other income/(expenses) for each of the periods indicated:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	(dollars in thousands)
Gain on convertible note extinguishment	$0	$0	$0	0%	$0	$3,931	$(3,931)	(100.0)%
Interest income	1,231	1,171	60	5.1	2,401	2,471	(70)	(2.8)
Interest expense	(2,490)	(2,522)	32	1.3	(4,973)	(5,065)	92	1.8
Other expenses	(139)	(23)	(116)	(504.3)	(413)	(130)	(283)	(217.7)
Total Other income (expense)	$(1,398)	$(1,374)	$(24)	(1.7)%	$(2,985)	$1,207	$(4,192)	(347.3)%

Gain on convertible note extinguishment decreased for the six months ended June 30, 2026, as a result of the repurchase transaction that occurred in 2025.

Interest income remained consistent for the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025.

Interest expense remained consistent for the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025.

Other expenses increased for the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025. This increase was due to the impact of foreign currency exchange rates.

Table of Content

Provision for income taxes

Our provision for income taxes decreased for the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025. This decrease was primarily due to decreases in state taxes.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net cash provided by operating activities	$5,092	$13,557	$23,466	$13,958
Net cash used in investing activities	(5,700)	(21,223)	(11,092)	(3,858)
Net cash provided by (used in) financing activities	(154)	1,847	(208)	(53,027)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(762)	$(5,819)	$12,166	$(42,927)

As of June 30, 2026, we had $157.5 million in cash, cash equivalents, restricted cash, and marketable securities, an increase of $21.9 million compared to $135.6 million as of June 30, 2025. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than ninety days. Our restricted cash balance of $1.2 million at June 30, 2026 and 2025, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $99.2 million and $88.2 million at June 30, 2026 and 2025 respectively, consists of investments in US treasury securities. We maintain cash account balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Operating activities

Net cash provided by operating activities for the three months ended June 30, 2026 and 2025 was $5.1 million and $13.6 million, respectively. This consisted primarily of our net income (loss) adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, debt premium amortization, amortization of intangible assets, bad debt expense, and the effect of changes in our working capital accounts.

Net cash provided by operating activities for the six months ended June 30, 2026 and 2025 was $23.5 million and $14.0 million, respectively. This consisted primarily of our net income (loss) adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, debt premium amortization, amortization of intangible assets, bad debt expense, gain on convertible note extinguishment, and the effect of changes in our working capital accounts.

Investing activities

Net cash used in investing activities during the three months ended June 30, 2026 and 2025 was $5.7 million and $21.2 million, respectively. In the three months ended June 30, 2026, this consists primarily of the purchase of marketable securities of $19.7 million and the cash paid for the purchase of property, equipment, leasehold improvements and capitalized internal-use software of $5.0 million offset by the sale and maturity of marketable securities of $19.0 million. In the three months ended June 30, 2025, this consists primarily of the purchase of marketable securities of $32.6 million and the cash paid for the purchase of property, equipment, leasehold improvements and capitalized internal-use software of $1.7 million offset by the sale and maturity of marketable securities of $13.0 million.

Net cash used in investing activities during the six months ended June 30, 2026 and 2025 was $11.1 million and $3.9 million, respectively. In the six months ended June 30, 2026, this consists primarily of the purchase of marketable securities of $44.8 million, and purchase of property, equipment, leasehold improvements and capitalized internal-use software of 9.3 million, offset by the sale and maturity of marketable securities of $43.0 million. In the six months ended June 30, 2025, this consists primarily of the purchase of marketable securities of $40.5 million, the cash paid for the website domain name of $2.4 million, and purchase of property, equipment, leasehold improvements and capitalized internal-use software of $2.5 million offset by the sale and maturity of marketable securities of $41.6 million.

Table of Content

Financing activities

Net cash provided by (used in) financing activities during the three months ended June 30, 2026 and 2025 was ($0.2) million and $1.8 million respectively. In the three months ended June 30, 2026, this was attributable to the taxes paid related to net share settlement of equity awards of $0.2 million. In the three months ended June 30, 2025, this was attributable to the proceeds from exercise of stock options of $1.9 million offset by the taxes paid related to net share settlement of equity awards of $0.1 million

Net cash used in financing activities during the six months ended June 30, 2026 and 2025 was $0.2 million and $53.0 million, respectively. In the six months ended June 30, 2026, this consists primarily of taxes paid related to net share settlement of equity awards of $0.8 million offset by the proceeds from exercise of stock options of $0.6 million. In the six months ended June 30, 2025, consists primarily of repayment of convertible notes of $54.5 million and taxes paid related to net share settlement of equity awards of $1.4 million offset by the proceeds from exercise of stock options of $3.1 million.

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

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs, including repayment of the approximately $4.1 million principal amount of our

2026 Convertible Notes at their maturity on October 1, 2026, for at least the next twelve months.

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

Table of Content

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026 or as of December 31, 2025.

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

Table of Content

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. An immediate increase or decrease in interest rates of 100 basis points at June 30, 2026 could result in a $1.0 million market value reduction or increase of the same amount.

In August 2024, we issued the 2028 Convertible Notes with an aggregate principal amount of $150.0 million, the full amount of which is outstanding as of June 30, 2026. The 2028 Convertible Notes have a fixed interest rate of 7.50 percent; we do not face variable interest rate risk with respect to the 2028 Convertible Notes. The fair value of the 2028 Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the three months ended June 30, 2026 were transacted in U.S. dollars. As we continue our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2026, under the direction of our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded as of June 30, 2026, our disclosure controls and procedures were effective at such date.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Content

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

Commerce.com, Inc.

Date: August 6, 2026	By:	/s/ Daniel Lentz
Daniel Lentz
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Date: August 6, 2026	By:	/s/ Hubert Ban
Hubert Ban
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)