Form 10-Q
period 2026-09-30
Commerce.com, Inc.
filed 2026-11-05
CIK 1626450

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the registrant had 83,352,671 shares of common stock, $0.0001 par value per share outstanding.

Table of Content

i

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Commerce.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$92,545	$44,258
Restricted cash	1,164	1,905
Marketable securities	69,093	96,838
Accounts receivable, net	47,754	49,967
Prepaid expenses and other assets, net	18,068	15,349
Deferred commissions	4,556	6,045
Total current assets	233,180	214,362
Property and equipment, net	21,140	13,983
Operating lease, right-of-use-assets	5,342	7,090
Prepaid expenses and other assets, net of current portion	5,746	6,677
Deferred commissions, net of current portion	2,987	3,466
Intangible assets, net	6,952	11,286
Goodwill	51,927	51,927
Total assets	$327,274	$308,791
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,645	$9,870
Accrued liabilities	3,086	4,787
Deferred revenue	68,828	59,576
Convertible notes	4,060	4,037
Operating lease liabilities	1,987	1,576
Other liabilities	30,947	28,340
Total current liabilities	115,553	108,186
Convertible notes, net of current portion - related party	152,230	153,012
Operating lease liabilities, net of current portion	5,770	6,892
Other liabilities, net of current portion	1,395	1,347
Total liabilities	274,948	269,437
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	691,922	680,153
Accumulated other comprehensive income (loss)	(190)	224
Accumulated deficit	(639,413)	(641,030)
Total stockholders’ equity	52,326	39,354
Total liabilities and stockholders’ equity	$327,274	$308,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$84,245	$86,029	$255,598	$252,832
Cost of revenue (1)	21,851	18,595	63,024	53,318
Gross profit	62,394	67,434	192,574	199,514
Operating expenses:
Sales and marketing(1)	25,644	36,281	79,350	101,718
Research and development(1)	19,389	17,464	55,096	54,980
General and administrative(1)	13,791	12,141	42,189	41,640
Amortization of intangible assets	1,352	1,900	4,334	6,755
Acquisition related costs	0	0	0	444
Restructuring charges	4,021	83	4,936	3,609
Total operating expenses	64,197	67,869	185,905	209,146
Income (loss) from operations	(1,803)	(435)	6,669	(9,632)
Gain on convertible note extinguishment	0	0	0	3,931
Interest income	1,316	1,184	3,717	3,655
Interest expense	(2,490)	(2,478)	(7,463)	(7,543)
Other expense	(145)	(302)	(558)	(432)
Income (loss) before provision for income taxes	(3,122)	(2,031)	2,365	(10,021)
Provision for income taxes	(92)	(212)	(748)	(957)
Net income (loss)	$(3,214)	$(2,243)	$1,617	$(10,978)
Basic net income (loss) per share	$(0.04)	$(0.03)	$0.02	$(0.14)
Diluted net income (loss) per share	$(0.04)	$(0.03)	$0.02	$(0.14)
Shares used to compute basic net income (loss) per share	82,954	80,756	82,545	79,911
Shares used to compute diluted net income (loss) per share	82,954	80,756	82,791	79,911

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of revenue	$409	$577	$1,355	$2,043
Sales and marketing	741	1,718	1,547	5,313
Research and development	1,332	2,046	4,201	7,828
General and administrative	1,932	2,104	5,497	4,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(3,214)	$(2,243)	$1,617	$(10,978)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	(60)	95	(414)	64
Total comprehensive income (loss)	$(3,274)	$(2,148)	$1,203	$(10,914)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three and nine months ended September 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity
Balance at December 31, 2025	81,649	$7	$680,153	$(641,030)	$224	$39,354
Proceeds from exercise of stock options	302	0	539	0	0	539
Restricted stock units vested, net of shares withheld for employee taxes	558	0	(593)	0	0	(593)
Stock-based compensation	0	0	4,090	0	0	4,090
Total other comprehensive loss	0	0	0	0	(238)	(238)
Net income	0	0	0	3,729	0	3,729
Balance at March 31, 2026	82,509	$7	$684,189	$(637,301)	$(14)	$46,881
Proceeds from exercise of stock options	15	$0	$13	$0	$0	$13
Restricted stock units vested, net of shares withheld for employee taxes	305	0	(167)	0	0	(167)
Stock-based compensation	0	0	3,916	0	0	3,916
Total other comprehensive loss	0	0	0	0	(116)	(116)
Net income	0	0	0	1,102	0	1,102
Balance at June 30, 2026	82,829	$7	$687,951	$(636,199)	$(130)	$51,629
Proceeds from exercise of stock options	2	$0	$4	$0	$0	$4
Restricted stock units vested, net of shares withheld for employee taxes	478	0	(360)	0	0	(360)
Stock-based compensation	0	0	4,327	0	0	4,327
Total other comprehensive income	0	0	0	0	(60)	(60)
Net loss	0	0	0	(3,214)	0	(3,214)
Balance at September 30, 2026	83,309	$7	$691,922	$(639,413)	$(190)	$52,326

Table of Content

	Three and nine months ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity

Balance at December 31, 2024	78,573	$7	$654,905	$(621,688)	$145	$33,369
Proceeds from exercise of stock options	359	0	1,096	0	0	1,096
Restricted stock units vested, net of shares withheld for employee taxes	549	0	(1,225)	0	0	(1,225)
Stock-based compensation	0	0	5,209	0	0	5,209
Total other comprehensive loss	0	0	0	0	(21)	(21)
Net loss	0	0	0	(353)	0	(353)
Balance at March 31, 2025	79,481	$7	$659,985	$(622,041)	$124	$38,075
Proceeds from exercise of stock options	654	$0	$1,973	$0	$0	$1,973
Restricted stock units vested, net of shares withheld for employee taxes	271	0	(126)	0	0	(126)
Stock-based compensation	0	0	7,236	0	0	7,236
Total other comprehensive loss	0	0	0	0	(10)	(10)
Net loss	0	0	0	(8,382)	0	(8,382)
Balance at June 30, 2025	80,406	$7	$669,068	$(630,423)	$114	$38,766
Proceeds from exercise of stock options	436	$0	$440	$0	$0	$440
Restricted stock units vested, net of shares withheld for employee taxes	412	0	(550)	0	0	(550)
Stock-based compensation	0	0	6,327	0	0	6,327
Total other comprehensive income	0	0	0	0	95	95
Net loss	0	0	0	(2,243)	0	(2,243)
Balance at September 30, 2025	81,254	$7	$675,285	$(632,666)	$209	$42,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Cash flows from operating activities
Net income (loss)	$(3,214)	$(2,243)	$1,617	$(10,978)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	3,367	2,725	9,268	10,851
Amortization of discount on convertible notes	190	167	542	519
Amortization of premium on convertible notes	(440)	(414)	(1,300)	(1,224)
Accretion on marketable securities, net	(269)	0	(1,136)	0
Stock-based compensation expense	4,327	6,327	12,333	18,772
Provision for expected credit losses	816	(229)	2,540	2,299
Gain on convertible notes extinguishment	0	0	0	(3,931)
Real estate and software contract restructuring costs	773	0	773	0
Changes in operating assets and liabilities:
Accounts receivable	3,333	3,740	(130)	(2,245)
Prepaid expenses and other assets	(1,789)	(3,359)	(1,900)	(6,284)
Deferred commissions	(6)	1,158	1,968	3,840
Accounts payable	(2,662)	1,012	(2,722)	2,134
Accrued and other liabilities	5,869	(1,772)	1,725	(1,831)
Deferred revenue	(931)	3,441	9,252	12,589
Net cash provided by operating activities	9,364	10,553	32,830	24,511
Cash flows from investing activities:
Cash paid for website domain name	0	0	0	(2,444)
Purchase of capitalized internal-use software, leasehold improvements, and property and equipment	(3,628)	(2,967)	(12,955)	(5,443)
Maturity of marketable securities	30,000	40,500	73,000	82,079
Purchase of marketable securities	0	(44,329)	(44,765)	(84,846)
Net cash provided by (used in) investing activities	26,372	(6,796)	15,280	(10,654)
Cash flows from financing activities:
Proceeds from exercise of stock options	4	440	556	3,509
Taxes paid related to net share settlement of equity awards	(360)	(550)	(1,120)	(1,901)
Payment of convertible note issuance costs	0	0	0	(217)
Repayment of convertible notes and financing obligation	0	0	0	(54,528)
Net cash used in financing activities	(356)	(110)	(564)	(53,137)
Net change in cash and cash equivalents and restricted cash	35,380	3,647	47,546	(39,280)
Cash and cash equivalents and restricted cash, beginning of period	58,329	47,429	46,163	90,356
Cash and cash equivalents and restricted cash, end of period	$93,709	$51,076	$93,709	$51,076
Supplemental cash flow information:
Cash paid for interest	$0	$0	$5	$0
Cash paid for interest - related party	$0	$0	$5,625	$5,685
Noncash investing and financing activities:
Capital additions, accrued but not paid	$664	$805	$664	$805
Right-of-use asset obtained in exchange for new operating lease liability	$0	$698	$0	$6,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

Commerce.com, Inc.

Notes to Condensed Consolidated Financial Statements

1. Overview

Commerce.com, Inc. ("Commerce," the "Company," "us," "we", or "our") provides an open commerce ecosystem built to help merchants win as AI reshapes how customers discover and buy. Our platform supports a range of business models, including business-to-consumer ("B2C"), business-to-business ("B2B"), and small businesses ("SB") use cases, and is designed to provide the infrastructure necessary to operate online storefronts, manage catalogs and orders, distribute product data, and develop digital content across multiple channels.

The Company is the parent brand behind BigCommerce, Feedonomics, and Makeswift, and provides an integrated set of enterprise-grade solutions organized across three integrated control planes designed to support the evolving needs of modern commerce. The Company's platform enables businesses to operate within an increasingly AI-driven commerce ecosystem by supporting product discovery, customer engagement, and transaction execution across a range of digital channels and interfaces. As AI agents take a larger role in the purchase journey, the Company continues to invest in agentic capabilities to help merchants stay discoverable and able to transact whenever customers buy.

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

In the opinion of management, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the "Notes to Consolidated Financial Statements" included in our Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2026 (our "Annual Report"). The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes in our Annual Report. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other period.

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
•
fair value of facility restructuring activities;
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

Recent Accounting Pronouncements Not Yet Adopted

ASU 2025-12, Codification Improvements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, and (3) make minor improvements. ASU 2025-12 is effective for the Company's fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

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

ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this Update remove all references to prescriptive and sequential software developmental stages (referred to as "project stages"). ASU 2025-06 requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for the Company's fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently assessing the impact this standard will have on the Company's consolidated financial statements.

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements

In November 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements to improve the navigability of required interim disclosures and clarify when applicable. ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements, but to provide clarity on current interim reporting requirements. ASU 2025-11 is effective for the Company's fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently assessing the impact this standard will have on the Company's condensed consolidated financial statements.

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

Accounts receivable

Accounts receivable are stated at net realizable value and include both billed and unbilled receivables. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms range from due immediately to due within 90 days. Unbilled receivable balances arise primarily when the Company provides services in advance of invoicing for those services. Billing for revenues relating to the volume of transactions processed by the customer are generally billed a month in arrears, resulting in an unbilled receivable. The accounts receivable balance at September 30, 2026 and December 31, 2025 included unbilled receivables of $12.8 million and $14.3 million, respectively.

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

The allowance for credit losses consisted of the following:

(in thousands)
Balance at December 31, 2025	$4,048
Provision for expected credit losses	111
Write-offs recorded against the allowance	(361)
Balance at March 31, 2026	$3,798
Provision for expected credit losses	1,098
Write-offs recorded against the allowance	(1,202)
Balance at June 30, 2026	$3,694
Provision for expected credit losses	704
Write-offs recorded against the allowance	(714)
Balance at September 30, 2026	$3,684

Contract Assets

The Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets are recorded on the condensed consolidated balance sheets at the end of each reporting period in prepaid expenses and other assets, net. Typically, contract assets arise from agreements that have tiered billings over the contract life, promotional billing periods, and partner and services revenue agreements that include substantive minimums. Net contract assets were $1.5 million as of September 30, 2026 as compared to $2.5 million as of December 31, 2025.

The Company is exposed to credit losses primarily through sales of products and services to customers and partners. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. To determine the allowance, the Company analyzes the contract asset portfolio for significant risks by considering historical collection experience to determine what will ultimately be collected from its customers and partners. Delinquency level and customer type have been identified as the primary specific risk affecting the Company’s contract assets. The Company applied the practical expedient related to the estimation of expected credit losses for current

Table of Content

accounts receivable and current contract assets. The Company has provisioned $0.3 million for credit losses related to contract assets as of September 30, 2026 and December 31, 2025.

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

Deferred revenue

Deferred revenue primarily consists of amounts that have been received from customers in advance of the performance obligation being satisfied. The Company recognizes revenue from deferred revenue when the services are performed and the corresponding revenue recognition criteria are met. Amounts recognized from deferred revenue represent primarily revenue from the sale of subscription solutions, integration, and marketing services. The Company recognized $8.0 million and $52.7 million of previously deferred revenue during the three and nine months ended September 30, 2026.

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

Table of Content

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

Remaining performance obligation consisted of the following:

(in thousands)	Current	Noncurrent	Total
As of September 30, 2026	$136,621	$62,421	$199,042

Table of Content

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

Disaggregation of revenue

The following table disaggregates revenue by major source:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Subscription solutions	$64,740	$64,703	$191,544	$190,473
Partner and services	19,505	21,326	64,054	62,359
Revenue	$84,245	$86,029	$255,598	$252,832

Revenue by geographic region was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue:
United States	$63,522	$65,199	$193,032	$192,019
EMEA	11,331	10,597	33,778	30,566
APAC	5,673	6,220	17,487	18,373
Rest of World	3,719	4,013	11,301	11,874
Revenue	$84,245	$86,029	$255,598	$252,832

Revenue by geographical region is determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. Revenue attributed to the United States was approximately 75 percent for the three months ended September 30, 2026 and 76 percent for the three months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, revenue attributed to the United States was approximately 76 percent. Revenue attributed to EMEA was approximately 13 percent for the three and nine months ended September 30, 2026 and approximately 12 percent for the three and nine months ended September 30, 2025. No single region, other than the United States and EMEA, represented more than ten percent of total revenue during the three and nine months ended September 30, 2026 and 2025.

Deferred commissions

The Company amortizes certain sales commissions costs that are considered incremental and recoverable costs of obtaining a contract with a customer. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, and the remainder is recorded in deferred commissions, net of current portion reflected on the condensed consolidated balance sheets. The Company did not recognize an impairment of deferred commissions for the three and nine months ended September 30, 2026 and 2025.

Sales commissions of $1.5 million and $1.2 million were deferred for the three months ended September 30, 2026 and 2025, respectively; and $3.3 million and $3.4 million were deferred for the nine months ended September 30, 2026 and 2025, respectively.

Deferred commission amortization expense was $1.5 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively; and $5.2 million and $7.4 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Table of Content

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

The following table presents information about the Company’s cash equivalents and marketable securities that were measured at fair value as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Cash equivalents (1):
Money market mutual funds & cash equivalents	$31,640	$0	$0	$31,640
Marketable securities:
U.S. treasury securities	$69,093	$0	$0	$69,093

(1) Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets, in addition to $62.1 million of cash as of September 30, 2026.

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

The contractual maturities of the investments classified as marketable securities were as follows:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Due within 1 year	$69,093	$78,479
Due in 1 year through 2 years	0	18,359
Total marketable securities	$69,093	$96,838

The following tables summarize the gains, losses, and estimated fair value of cash equivalents, marketable securities as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$31,640	$0	$0	$31,640
Marketable securities:
U.S. treasury securities	$69,283	$0	$(190)	$69,093

Table of Content

	As of December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market mutual funds & cash equivalents	$1,553	$0	$0	$1,553
Marketable securities:
Corporate bonds	12,155	58	0	12,213
U.S. treasury securities	84,459	166	0	84,625
Total marketable securities	$96,614	$224	$0	$96,838

5. Goodwill and intangible assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

Goodwill amounts are not amortized but tested for impairment on an annual basis or more often when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill for the three and nine months ended September 30, 2026 and 2025.

Finite-lived intangible assets are amortized on a straight-line basis over the useful life. Intangible assets amortization was $1.4 million and $1.9 million, respectively, for the three months ended September 30, 2026 and 2025, and was $4.3 million and $6.8 million, respectively, for the nine months ended September 30, 2026 and 2025. There was no impairment of intangible assets for the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026, expected amortization expense for intangible assets was as follows:

(in thousands)	September 30, 2026
Remaining three months of 2026	$1,255
2027	3,544
2028	1,604
2029	489
Thereafter	60
Total	$6,952

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

Purchase Obligations

The Company has contractual commitments for services with third-parties related to hosting and internal software systems. These commitments are non-cancellable and expire within one to three years. The Company had unconditional purchase obligations as of September 30, 2026 as follows:

(in thousands)	As of September 30, 2026
Remaining three months of 2026	$5,839
2027	34,645
2028	31,971
2029	453
Thereafter	77
Total	$72,985

Defined contribution plan

The Company sponsors a tax-qualified 401(k) defined contribution retirement plan for its U.S. employees (the "Plan"). The Plan allows for eligible employees to participate by contributing a portion of their compensation on a pre-tax basis, subject to annual limits established by the Internal Revenue Service.

The Company matches fifty percent of the first six percent of eligible compensation contributed by a participating U.S. employee to the Plan. Matching contributions are recognized as compensation expense in the period in which the associated employee services are rendered. For the three months ended September 30, 2026 and 2025, the Company recorded $0.6 million and $0.7 million, respectively, in compensation expense related to employer matching contributions to the Plan, and recorded $1.9 million and $2.1 million, respectively for the nine months ended September 30, 2026 and 2025.

7. Operating leases, right-of-use assets and lease liabilities

The Company leases or subleases facilities under operating lease agreements that expire at various dates through 2031. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to deferred lease payments and lease incentives. Renewal options were not included in the right-of-use asset and operating lease liability calculation. As of September 30, 2026, there were no finance leases.

During the three months ended September 30, 2026, the Company ceased use of the Sydney, Australia leased office space and recorded an impairment of approximately $0.6 million to reduce the related right-of-use ("ROU") asset to the estimated fair value, determined using a discounted cash flow analysis of projected sublease income. The charge was recorded within Restructuring Charges on the condensed consolidated statement of operations.

Operating lease expense was $0.6 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and was $1.6 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively.

The future maturities of operating lease liabilities are as follows:

(in thousands)	As of September 30, 2026
Remaining three months of 2026	$385
2027	2,394
2028	2,480
2029	2,254
Thereafter	2,136
Total minimum lease payments	$9,649
Less imputed interest	(1,892)
Total lease liabilities	$7,757

Table of Content

8. Restructuring charges

2026 Restructure

During the three months ended September 30, 2026, the Company committed to a restructuring plan (the "2026 Restructure") to further improve operational efficiencies and realign the current workforce with the Company's on-going cost structure. The 2026 Restructure charges are recorded within Restructuring Charges on the accompanying condensed consolidated statement of operations, and are primarily comprised of severance payments, costs associated with the exit of the Sydney, Australia leased office space, software contract costs, professional services, and other related costs. Within the condensed consolidated balance sheet, the liability for severance benefits and professional services of $2.5 million as of September 30, 2026 is recorded to other current liabilities and $0.3 million of contract costs are recorded to accrued liabilities.

The Company expects to incur additional restructuring charges of approximately $5.4 million to $10.9 million in connection with the 2026 Restructure, of which approximately $3.5 million to $7.5 million is expected to be recognized in the fourth quarter of fiscal 2026 and the remainder in fiscal 2027. These charges are expected to consist of employee-related costs, including severance and retention benefits, costs associated with the exit of certain facilities, software contract costs, professional services, and other related costs. The additional expenses the Company expects to incur are subject to assumptions, and actual expenses may differ from the estimates disclosed above.

The following table summarizes the activities related to the Company's 2026 Restructure:

	As of September 30, 2026
(in thousands)	Workforce reduction	Real estate charges	Software Contract Costs	Other Restructuring Charges	Total
Liability, beginning of the period	$0	$0	$0	$0	$0
Additional charges	2,598	625	475	68	3,766
Payments	0	0	0	0	0
Non-cash items	(147)	(625)	(148)	0	(920)
Liability, end of the period	$2,451	$0	$327	$68	$2,846

2025 Restructure

During fiscal 2025, the Company committed to a restructuring plan (the “2025 Restructure”).

During the three and nine months ended September 30, 2026, the Company recorded charges of $0.3 million and $1.2 million, respectively, related to the 2025 Restructure within Restructuring charges on the accompanying condensed consolidated statement of operations. The remaining liability of $1.3 million related to the 2025 Restructure is included in other current liabilities on the condensed consolidated balance sheet as of September 30, 2026.

The Company expects to incur additional costs of approximately $0.8 million to $1.8 million relating to the 2025 Restructure, of which approximately $0.5 million to $1.1 million is expected to be recognized in the fourth quarter of fiscal 2026 and the remainder in fiscal 2027. These charges are expected to consist of relocation and retention benefits and professional services costs. The additional expenses the Company expects to incur are subject to assumptions, and actual expenses may differ from the estimates disclosed above.

The following table summarizes the activities related to the Company's 2025 Restructure:

	As of September 30, 2026				As of December 31, 2025
(in thousands)	Workforce reduction	Contract Costs and Internal Use Software	Other Restructuring Charges	Total	Workforce reduction	Contract Costs and Internal Use Software	Other Restructuring Charges	Total
Liability, beginning of the period	$5,183	$548	$240	$5,971	$0	$0	$0	$0
Additional charges	741	0	429	1,170	5,368	766	1,300	7,434
Payments	(4,720)	(548)	(614)	(5,882)	(12)	0	(1,060)	(1,072)
Non-cash items	0	0	0	0	(173)	(218)	0	(391)
Liability, end of the period	$1,204	$0	$55	$1,259	$5,183	$548	$240	$5,971

Table of Content

9. Other liabilities

The following table summarizes the components of other current liabilities:

	As of September 30,	As of December 31,
(in thousands)	2026	2025
Sales tax payable	$2,614	$2,900
Payroll and payroll related expenses	10,865	9,556
Restructuring related charges	3,778	5,521
Accrued professional services	4,466	3,822
Accrued interest - related party	5,630	2,815
Other	3,594	3,726
Total Other liabilities	$30,947	$28,340

10. Debt

The Company's convertible note obligations, including the level within the fair value hierarchy (see note 4. Fair Value Measurements), are as follows:

	As of September 30, 2026					As of December 31, 2025
	Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value		Outstanding Principal	Unamortized convertible note premium and issuance costs	Net Carrying Value	Fair Value
(in thousands)				Amount	Level				Amount	Level
2028 Convertible Notes*	$150,000	$2,230	$152,230	$151,624	3	$150,000	$3,012	$153,012	$150,105	3
2026 Convertible Notes**	4,060	0	4,060	4,060	2	4,060	(23)	4,037	3,764	2
Total carrying value of convertible notes			$156,290					$157,049

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

Subsequent to September 30, 2026, the 2026 Convertible Notes matured in accordance with their terms on October 1, 2026. On the maturity date, the Company repaid the entire $4.1 million aggregate principal amount, together with accrued and unpaid interest. Following this repayment, no amounts remain outstanding under the 2026 Convertible Notes, and the indenture governing the 2026 Convertible Notes has been satisfied and discharged.

The following table presents details of the Company's convertible notes as of September 30, 2026 which are further discussed below:

	Date of Issuance	Maturity Date	Contractual Interest Rate	Outstanding Principal (in thousands)	Conversion Rate for Each $1,000 Principal	Initial Conversion Price per Share
2028 Convertible Notes - related party	August 2024	10/1/2028	7.50%	$150,000	$62.50	$16.00
2026 Convertible Notes	September 2021	10/1/2026	0.25%	$4,060	$13.68	$73.11

The $150.0 million principal amount of the 2028 Convertible Notes is held by a related party, who is an equity holder.

The total interest expense recognized related to the Company’s convertible notes and financing obligation consists of the following:

Table of Content

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Contractual interest expense	$2,815	$2,815	$8,445	$8,462
Amortization of (premium) and issuance costs	(250)	(246)	(759)	(704)
Capitalization of interest expense	(75)	(91)	(223)	(215)
Total	$2,490	$2,478	$7,463	$7,543

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

The Company was not permitted to redeem the 2028 Convertible Notes prior to October 7, 2026. Beginning on October 7, 2026, the 2028 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130 percent of the conversion price for a specified period of time and certain other conditions are satisfied. The redemption price will be equal to the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. In addition, calling any 2028 Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2028 Convertible Note, in which case the conversion rate applicable to the conversion of that 2028 Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the Partial Redemption Limitation, the Company may not elect to redeem less than all of the outstanding 2028 Convertible Notes unless at least $100.0 million aggregate principal amount of 2028 Convertible Notes are outstanding and not subject to redemption as of the time the Company sends the related redemption notice.

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

As of September 30, 2026, approximately $150.0 million aggregate principal amount of 2028 Convertible Notes remain outstanding. The remaining unamortized debt issuance costs are recorded as a contra-liability and are amortized utilizing the effective interest rate of approximately 8 percent over the term of the 2028 Convertible Notes. The remaining unamortized premium related to the fair value adjustment of the 2028 Convertible Notes is amortized using an effective interest rate of approximately 6 percent. The Company is in compliance with the terms of the indenture, and has not experienced any events that would constitute an event of default.

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

(in thousands)	Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2025	3,066	$7.37	$1,173
Stock options granted	0	0	0
Exercised	(319)	1.74	482
Plan shares expired or canceled	(633)	11.61	2
Balance as of September 30, 2026	2,114	$6.95	$105
Vested and expected to vest	1,944	$6.96	$105
Exercisable as of September 30, 2026	298	$1.79	$433

The expected stock-based compensation expense remaining to be recognized as of September 30, 2026 is $1.8 million related to stock options, which reflects outstanding stock option awards that are vested and outstanding stock option awards that are expected to vest. This expense will be recognized over a weighted-average period of 2.11 years.

Restricted Stock Units

RSU activity for the nine months ended September 30, 2026 was as follows:

Table of Content

(in thousands)	Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2025	5,518	$7.50	$22,732
Granted	2,894	2.87	8,304
Canceled	(1,461)	7.07	4,531
Vested and converted to shares	(1,580)	8.69	4,640
Balance as of September 30, 2026	5,371	$4.77	$16,972
Vested and expected to vest	3,880	$4.97	$12,260

The expected stock-based compensation expense remaining to be recognized as of September 30, 2026 is $15.4 million related to RSUs, which reflects outstanding RSUs that are vested and outstanding RSUs that are expected to vest. This expense will be recognized over a weighted-average period of 2.39 years.

Market-based PSU and performance-based PSU activity for the nine months ended September 30, 2026 was as follows:

(in thousands)	Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2025	811	$7.22	$3,341
Granted	1,093	3.02	3,454
Canceled	(135)	6.75	427
Change in awards based on performance	(137)	5.69	433
Vested and converted to shares	(174)	5.52	550
Balance as of September 30, 2026	1,458	$4.42	$4,607
Vested and expected to vest	1,056	$4.62	$3,339

The grant date fair value of the market-based awards issued in March and May was $3.29. Significant assumptions used in the Monte Carlo simulation model for the market-based PSU awards granted are as follows:

	Nine months ended September 30,
	2026	2025
Volatility	53.10%	64.59%
Risk-free interest rate	3.47%	3.63%
Dividend yield	0.00%	0.00%

The aggregate expected stock-based compensation expense remaining to be recognized as of September 30, 2026 is $2.1 million which reflects market-based and performance-based PSUs that are outstanding and expected to vest. This expense will be recognized over a weighted-average period of 1.25 years.

Share Repurchase Program

On September 10, 2026, the Company's Board of Directors (the "Board") authorized a program to repurchase up to $50 million of shares of the Company's common stock (the "Share Repurchase Program"). The Share Repurchase Program became effective September 10, 2026 and expires on the earlier of September 10, 2028, or when $50 million of shares have been repurchased.

Under the Share Repurchase Program, any repurchase of shares will take place in open market transactions or privately negotiated transactions in accordance with applicable securities and other laws, including the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares. The Company's Board may modify, suspend, extend or terminate the repurchase program at any time. As of September 30, 2026, the Company has not repurchased any shares.

12. Income taxes

Table of Content

The Company's provision for income taxes for the three and nine months ended September 30, 2026 is based on the estimated annual effective tax rate for fiscal 2026 applied to year-to-date ordinary income (loss), adjusted for discrete items, if any, which are recognized in the period in which they occur. Jurisdictions with an anticipated or year-to-date ordinary loss for which no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The estimated annual effective tax rate is derived from an estimate of annual earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.

The Company continues to maintain a full valuation allowance against its U.S. federal and state net deferred tax assets, and against the deferred tax assets of certain foreign subsidiaries, as it is more likely than not that those deferred tax assets will not be realized. Although the Company generated pretax income for the nine months ended September 30, 2026, it remains in a cumulative pretax loss position in the U.S. over the most recent three-year period and incurred a pretax loss for the three months ended September 30, 2026. The Company will continue to monitor the positive and negative evidence, and will adjust the valuation allowance as sufficient positive evidence becomes available. The exact timing and amount of the valuation allowance release would be subject to change based on the level of profitability that the Company can achieve.

For the three months ended September 30, 2026 and 2025, the Company’s provision for income taxes reflected an effective tax rate of (2.95) percent and (10.44) percent, respectively. For the nine months ended September 30, 2026 and 2025, the Company had an effective tax rate of 31.63 percent and (9.55) percent, respectively.

For the three and nine months ended September 30, 2026 and 2025, the Company’s effective tax rate differed from the U.S. federal statutory rate of 21 percent primarily due to the Company's valuation allowances in the U.S. and certain foreign jurisdictions offsetting the benefits of losses in those jurisdictions. The Company’s total income tax expense consists primarily of current income tax expense from profitable foreign operations, including foreign withholding taxes, state current income tax expense unable to be offset by attributes, and deferred income tax expense relating to the tax amortization of acquired goodwill, which has an indefinite life for book purposes and cannot be fully offset by deferred tax assets. For the nine months ended September 30, 2026, these items resulted in income tax expense that was high relative to the Company's modest pretax income and, therefore, an effective tax rate above statutory rate. For the three months ended September 30, 2026, the Company recorded income tax expense on a pretax loss, resulting in a negative effective tax rate.

Net operating losses and tax credits generated in years prior to 2022 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. Tax years 2022 through 2025 generally remain open to examination by the major taxing jurisdictions to which the Company is subject; certain foreign jurisdictions have longer examination periods.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Numerator:
Net income / (loss)	$(3,214)	$(2,243)	$1,617	$(10,978)
Denominator:
Weighted average shares outstanding	82,954	80,756	82,545	79,911
Effect of dilutive shares(1)
Stock options	0	0	48	0
Restricted stock units	0	0	174	0
Performance-based restricted stock units	0	0	24	0
Weighted average shares outstanding for diluted net income / (loss) per share	82,954	80,756	82,791	79,911

(1) Due to the Company reporting net loss for the three months ended September 30, 2026 and the three and nine months ended September 30, 2025 there are no common shares added to calculate diluted EPS because the effect would be anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of weighted-average shares outstanding for diluted net income (loss) per share because the effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Stock options outstanding	2,114	3,141	2,017	3,141
Restricted stock units	5,371	6,147	2,645	6,147
Performance-based restricted stock units	1,458	811	1,458	811
Convertible notes	9,431	9,431	9,431	9,431
Total potentially dilutive securities	18,374	19,530	15,551	19,530

14. Subsequent event

During October 2026, management approved a plan to vacate the Company's corporate headquarters office in Austin, Texas. The premises are leased under a sublease expiring January 31, 2031. The Company has entered into an agreement with a third-party real estate broker to act as its exclusive agent in marketing the premises for sublease. The Company is evaluating the related long-lived assets, including the operating lease right-of-use asset and leasehold improvements, for indicators of impairment, and none are noted as of September 30, 2026.

On November 3, 2026, Daniel Lentz, the Company’s Chief Financial Officer and Chief Operating Officer, notified the Company of his intention to depart the Company effective November 13, 2026. The Company’s Board of Directors appointed Tyler Duncan, Senior Vice President of Finance and Investor Relations, to serve as Interim Chief Financial Officer effective upon Mr. Lentz’s departure.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” and similar words or phrases. These forward-looking statements include statements concerning the following:

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

Although we believe the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 2, 2026 and “Risk Factors,” in this Quarterly Report on Form 10-Q as well as factors more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

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

Our unified platform is anchored by three complementary layers that together enable merchants to manage commerce across increasingly fragmented digital environments. BigCommerce serves as our transaction layer, executing transactions and commerce logic. Feedonomics serves as our product intelligence layer, helping merchants structure, enrich, optimize and distribute product data across marketplaces, advertising channels, and emerging AI-powered discovery surfaces. Makeswift serves as our experience layer, enabling merchants to compose and govern digital experiences across web, mobile, and emerging AI interfaces. Together, these products enable merchants to centralize product data, deliver flexible shopping experiences, and improve visibility across a growing set of discovery and buying channels while supporting increasingly complex commerce workflows.

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

We plan to continue investing in our strategic B2B, B2C, and SB offerings, with an emphasis on simplifying our business, concentrating investment on our highest-value initiatives, and building scalable infrastructure to support AI-enabled and agentic commerce use cases. Our operating priorities are converting pipeline into bookings, improving retention, and expanding monetization, including through BigCommerce Payments. We intend to prioritize initiatives that we believe deliver the greatest long-term value for merchants while simplifying execution and strengthening our platform. We expect to advance our growth strategy through continued product innovation, self-service and product-led offerings, and development of AI-enabled commerce solutions that address increasingly complex merchant needs. We also intend to grow our business by acquiring new customers, expanding adoption and usage among existing customers, mitigating churn, and selectively expanding our presence in new markets, while maintaining a disciplined focus on operating efficiency, profitability, and cash flows.

Table of Content

Key factors affecting our performance

Our operational and financial results have been, and will continue to be, affected by a number of factors that present significant opportunities as well as risks and challenges, including those discussed below and elsewhere in this quarterly report and in our Annual Report.

Leveraging artificial intelligence to drive value

AI has become a core component of our strategic and operational framework, supporting key initiatives across product development, customer experience, and go-to-market execution. Our AI strategy is focused on delivering practical, merchant-facing outcomes, including improved product discoverability, higher conversion, and more intelligent storefront and shopping experiences. These efforts are focused on improving usability and efficiency for merchants.

Our platform is designed to address the evolving needs or merchants through three complementary layers. Feedonomics serves as our product intelligence layer, enabling merchants to structure, enrich, and syndicate product data across storefronts, marketplaces, advertising channels, and certain AI-powered discovery surfaces. Makeswift serves as our experience layer, allowing merchants to visually create, manage, and govern digital experiences across web, mobile, and emerging interfaces, including those supported by AI technologies. BigCommerce serves as our transaction layer, providing core transaction functionality, including cart, checkout, order management, contract-specific pricing, quoting, promotions, and related APIs. Merchants can leverage these capabilities independently or together, giving us multiple ways to serve customers and expand our relationships over time.

We believe the integration of these layers positions merchants to participate in the continued evolution of digital commerce as AI adoption increases and product discovery, customer engagement, and transaction execution become increasingly distributed across AI-enabled channels. Our open architecture allows merchants to deploy our platform as a full solution or alongside third-party systems as needed.

We continue to embed AI capabilities in a practical and responsible manner while supporting merchants as commerce evolves toward more AI-enabled and agent-driven models.

Investment in core offerings

We continue to invest in our core commerce offerings to support growth across enterprise B2B and B2C customers, as well as SB use cases, with a disciplined focus on initiatives that we believe deliver the greatest long-term value for merchants and strengthen our platform. As part of the strategic operating plan we announced in September, we are reducing costs in areas that are not central to our strategy and that simplify our organization, while protecting investment in the products and teams needed to retain customers, improve monetization, and drive revenue growth.

For enterprise B2B customers, we continue to enhance our platform with features supporting complex commerce operations, including improvements to organizational management, purchasing workflows, pricing, quoting, and transaction execution. We also continue to expand B2B capabilities, including deeper integration within the BigCommerce platform, to provide a more unified user experience and integration with merchants' existing business systems. We believe these investments help manufacturers, distributors, and other enterprise merchants streamline operations while supporting increasingly sophisticated commerce requirements.

We also continue to expand Feedonomics Surface, our self-service feed management solution for small and midsize businesses. We expanded Surface's channel availability, providing merchants with additional opportunities to syndicate optimized product data across advertising, marketplace, social, and emerging AI-powered discovery channels. We believe these enhancements simplify multichannel commerce, improve product visibility, and extend product intelligence capabilities to a broader base of merchants.

Across our platform, we continue to invest in AI-enabled capabilities designed to improve product discovery, automate merchant workflows, and support emerging agent-enabled commerce experiences, including Feedonomics Enrichment and BigCommerce Catalog Enrichment, which we announced in September. We also continue to enhance core commerce functionality, including checkout, promotions, storefront management, and catalog capabilities, while expanding BigCommerce Payments to additional merchants and markets to provide merchants with a more integrated payments experience, including support for more complex B2B transaction requirements.

We believe these investments position our platform to support the continued evolution of digital commerce as AI adoption, distributed product discovery, and agent-enabled commerce increasingly reshape how merchants engage with customers.

Expansion of growth initiatives

We continue to evaluate and refine our pricing, packaging, and monetization models to better align value delivered with value captured across our product portfolio. As part of these efforts, we continue to invest in strategic growth initiatives including,

Table of Content

BigCommerce Payments, AI-enabled commerce capabilities, B2B solutions, Feedonomics Surface, Makeswift and other platform enhancements that we believe strengthen merchant outcomes and support long-term monetization.

During the fiscal year 2026, we launched BigCommerce Payments, our integrated payment processing option designed primarily for small and mid-sized customers looking for a streamlined, integrated approach to activate payments, and simplify onboarding. We have continued to expand adoption of BigCommerce Payments, including its availability to additional merchants and markets, which we believe supports our ability to monetize transaction volume on our platform.

We also updated our plan structure, including plan names, GMV thresholds, and support tiers, and introduced a fee on certain orders processed through non-embedded payment providers for self-service merchants. We replaced our prior Standard, Plus, Pro, and Enterprise plans with Core, Growth, Scale, and Performance plans. These changes reflect our strategic decision to prioritize a more focused group of strategically aligned payment partners while maintaining merchant choice through our open and composable platform. We believe this approach strengthens alignment with key partners and supports our ability to monetize our platform.

Acquisition of new customers

The growth of our customer base remains important to our continued revenue growth. We believe we are positioned to grow through a combination of direct sales efforts, marketing initiatives, product-led growth channels, including self-service offerings such as Surface and referrals from our agency and technology partners.

We are focused on driving capital-efficient customer acquisition and on converting pipeline into bookings. We also continue to work with our ecosystem of technology partners, including strategic partners, that deliver the best merchant outcomes while creating long-term, aligned economic value for Commerce. Our partner strategy is intended to enable customers to compose solutions that integrate with adjacent technology providers, including payments, fulfillment, ERP, marketing, and other categories, and may support demand generation through ecosystem-led distribution.

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

Retention and growth of our existing customers

We believe our long-term revenue growth is correlated with our ability to retain customers and expand their adoption of our platform. We continue to invest in product innovation, platform functionality, and customer success initiatives to improve customer retention and long-term merchant success. Revenue from existing customers may increase through subscription plan upgrades, additional store deployments, expanded adoption of BigCommerce Payments, Feedonomics, B2B capabilities, AI-enabled solutions, and broader utilization of our platform. As customers grow their commerce operations, subscription revenue may also increase through automated sales-based adjustments on certain plans and order-based adjustment on enterprise plans.

Partner and services revenue generated through our strategic technology partners generally increases as customers adopt additional integrated solutions within our ecosystem. Our ability to retain and grow our customers’ commerce businesses may depend in part on our platform and the capabilities of our strategic technology partners to provide revenue generating services to our customers. We continually evaluate prospective and existing partners’ abilities to enhance the capabilities of our customers’ commerce businesses. As our platform evolves, we believe our partner ecosystem will continue to support customer adoption and engagement while creating opportunities for sustainable growth.

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

Our broader range of product offerings has allowed us to build stronger, more personalized relationships with customers, which in turn has contributed to reduced churn. Our ability to maintain and improve net revenue retention is influenced by product performance and innovation, pricing and packing, and the overall growth of our customers' commerce operations.

Table of Content

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

As our business has evolved, we have adopted a more disciplined approach to our partner ecosystem by prioritizing investment in a more focused group of strategically aligned technology partners where we believe we can deliver the greatest long-term value for merchants and strengthen our platform. We continue to concentrate our efforts on deeper strategic partner relationships that we believe improve merchant outcomes and support more durable long-term economics, while maintaining merchant choice through our open and composable architecture.

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

Annual revenue run-rate as of the periods ended:

(in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Total ARR	$357,578	$360,525	$359,827	$359,136	$355,716

Gross Merchandise Volume (GMV)

Gross Merchandise Volume (“GMV”) represents the total dollar value of completed checkout transactions facilitated through the Commerce platform during the reporting period, including shipping and taxes. GMV is reported on a gross basis before deducting refunds or discounts. GMV is not a measure of revenue.

Gross Merchandise Volume for the three months ended:

(in millions)	Three months ended	Sequential % Change
September 30, 2026	$9,023	2.8%
June 30, 2026	8,779	6.3
March 31, 2026	8,257	(6.7)
December 31, 2025	8,852	12.0
September 30, 2025	7,901	2.6

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

Net Revenue Retention for the twelve months trailing as of:

Table of Content

	Trailing twelve months as of	Sequential % Change
September 30, 2026	94.7%	(1.1)%
June 30, 2026	95.8	0.4
March 31, 2026	95.4	0.2
December 31, 2025	95.2	0.7
September 30, 2025	94.5	0.0

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

Subscription annual revenue run-rate as of the periods ended:

(in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Subscription ARR	$269,158	$270,284	$270,191	$272,411	$268,617

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

Cost of revenue

Cost of revenue consists primarily of: personnel-related expenses (including stock-based compensation expense and associated payroll costs) for our customer success teams, costs that are directly related to hosting and maintaining our platform, fees for processing customer payments such as credit card processing charges, personnel and other costs related to feed management, and allocated overhead costs, such as technology and facility costs.

Sales and marketing

Sales and marketing expenses consist primarily of: personnel-related expenses (including stock-based compensation expense and associated payroll costs), sales commissions, marketing programs, travel-related expenses, and allocated overhead costs, such as

Table of Content

technology and facility costs. We focus our sales and marketing efforts on creating sales leads and establishing and promoting our brand. Incremental sales commissions for new customer contracts are deferred and amortized ratably over the estimated period of our relationship with such customers which approximates three years.

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

General and administrative

General and administrative expenses consist primarily of: personnel-related expenses (including stock-based compensation expense and associated payroll costs) for finance, legal and compliance, human resources, and certain members of our executive team, external professional services, and allocated overhead costs, such as technology and facility costs.

Acquisition related expenses

Acquisition related expenses consists of cash payments for third-party acquisition costs and other acquisition related expenses, including contingent compensation arrangements entered into in connection with acquisitions.

Restructuring charges

Restructuring charges consist primarily of severance payments, professional services, contract costs, accelerated depreciation, exits of certain office leases, and other related costs.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$84,245	$86,029	$255,598	$252,832
Cost of revenue (1)	21,851	18,595	63,024	53,318
Gross profit	62,394	67,434	192,574	199,514
Operating expenses:
Sales and marketing(1)	25,644	36,281	79,350	101,718
Research and development(1)	19,389	17,464	55,096	54,980
General and administrative(1)	13,791	12,141	42,189	41,640
Amortization of intangible assets	1,352	1,900	4,334	6,755
Acquisition related costs	0	0	0	444
Restructuring charges	4,021	83	4,936	3,609
Total operating expenses	64,197	67,869	185,905	209,146
Income (loss) from operations	(1,803)	(435)	6,669	(9,632)
Gain on convertible note extinguishment	0	0	0	3,931
Interest income	1,316	1,184	3,717	3,655
Interest expense	(2,490)	(2,478)	(7,463)	(7,543)
Other expense	(145)	(302)	(558)	(432)
Income (loss) before provision for income taxes	(3,122)	(2,031)	2,365	(10,021)
Provision for income taxes	(92)	(212)	(748)	(957)
Net income (loss)	$(3,214)	$(2,243)	$1,617	$(10,978)

(1) Amounts include stock-based compensation expense and associated payroll tax costs, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$409	$577	$1,355	$2,043
Sales and marketing	741	1,718	1,547	5,313
Research and development	1,332	2,046	4,201	7,828
General and administrative	1,932	2,104	5,497	4,005

Revenue by geographic region

The composition of our revenue by geographic region during the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	(dollars in thousands)
Revenue:
United States	$63,522	$65,199	$(1,677)	(2.6)%	$193,032	$192,019	$1,013	0.5%
EMEA	11,331	10,597	734	6.9	33,778	30,566	3,212	10.5
APAC	5,673	6,220	(547)	(8.8)	17,487	18,373	(886)	(4.8)
Rest of World	3,719	4,013	(294)	(7.3)	11,301	11,874	(573)	(4.8)
Total Revenue	$84,245	$86,029	$(1,784)	(2.1)%	$255,598	$252,832	$2,766	1.1%

Table of Content

Comparison of the three and nine months ended September 30, 2026 and September 30, 2025

Revenue

The following table presents the components of our revenue for each of the periods indicated:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	(dollars in thousands)
Revenue
Subscription solutions	$64,740	$64,703	$37	0.1%	$191,544	$190,473	$1,071	0.6%
Partner and services	19,505	21,326	(1,821)	(8.5)	64,054	62,359	1,695	2.7
Total revenue	$84,245	$86,029	$(1,784)	(2.1)%	$255,598	$252,832	$2,766	1.1%

Total revenue decreased for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The change related to a decrease in partner and services revenue of $1.8 million driven primarily by decreases in revenue share of $0.6 million, sponsorship revenue of $0.5 million, and professional services revenue of $0.3 million.

Total revenue increased for the nine months ended September 30, 2026, from the nine months ended September 30, 2025, as a result of an increase in subscription solutions revenue of $1.1 million, primarily driven by new customers and upgrades, and an increase in partner and services revenue of $1.7 million, which was attributed to an increase in partner integrations.

Cost of revenue, gross profit, and gross margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	(dollars in thousands)
Cost of revenue	$21,851	$18,595	$3,256	17.5%	$63,024	$53,318	$9,706	18.2%
Gross profit	62,394	67,434	(5,040)	(7.5)	192,574	199,514	(6,940)	(3.5)
Gross margin percentage	74.1%	78.4%			75.3%	78.9%

Cost of revenue increased for the three months ended September 30, 2026, from the three months ended September 30, 2025. The change was related to an increase of $3.1 million in web hosting costs from increased activity in the current year and the expiration of usage credits in the prior period and an increase in allocated overhead costs of $0.2 million.

Cost of revenue increased for the nine months ended September 30, 2026, from the nine months ended September 30, 2025. The change was due to an increase of $8.6 million in web hosting costs from increased activity in the current year and the expiration of usage credits utilized in the prior period, as well as increased allocated overhead costs of $1.8 million. These costs were offset by a reduction of stock-based compensation expense of $0.7 million.

We expect cost of revenue to slightly increase in absolute dollars primarily driven by hosting costs, but anticipate that cost of revenue as a percentage of revenue to remain consistent for the remaining fiscal year 2026.

Table of Content

Operating expenses

The following tables present our operating expenses for each of the periods indicated:

	Three months ended September 30,				Change
	2026	As a % of Total Revenue	2025	As a % of Total Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$25,644	30.4%	$36,281	42.2%	$(10,637)	(29.3)%
Research and development	19,389	23.0	17,464	20.3	1,925	11.0
General and administrative	13,791	16.4	12,141	14.1	1,650	13.6
Amortization of intangible assets	1,352	1.6	1,900	2.2	(548)	(28.8)
Acquisition related expenses	0	0.0	0	0.0	0	0.0
Restructuring charges	4,021	4.8	83	0.1	3,938	4,744.6
Total operating expenses	$64,197	76.2%	$67,869	78.9%	$(3,672)	(5.4)%

	Nine months ended September 30,				Change
	2026	As a % of Total Revenue	2025	As a % of Total Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$79,350	31.0%	$101,718	40.2%	$(22,368)	(22.0)%
Research and development	55,096	21.6	54,980	21.7	116	0.2
General and administrative	42,189	16.5	41,640	16.5	549	1.3
Amortization of intangible assets	4,334	1.7	6,755	2.7	(2,421)	(35.8)
Acquisition related expenses	0	0.0	444	0.2	(444)	(100.0)
Restructuring charges	4,936	1.9	3,609	1.4	1,327	36.8
Total operating expenses	$185,905	72.7%	$209,146	82.7%	$(23,241)	(11.1)%

Sales and marketing

Sales and marketing expenses decreased for the three months ended September 30, 2026 from the three months ended September 30, 2025. The decrease of $10.6 million was primarily related to actions implemented by the Company in prior periods to optimize operational costs and efficiencies. These initiatives resulted in reductions in salaries and share-based compensation expense of $6.6 million, $3.3 million of marketing and professional services costs, and $0.7 million of allocated overhead costs.

Sales and marketing expenses decreased for the nine months ended September 30, 2026, from the nine months ended September 30, 2025. The decrease was primarily related to reductions in salaries and share-based compensation expenses of $16.7 million, marketing and professional service costs of $4.8 million, and $0.9 million of allocated overhead costs as a result of the actions taken by the Company as described above.

We expect sales and marketing expenses to remain consistent, both in absolute dollars and as a percentage of revenue, in the near term.

Research and development

Research and development expenses increased for the three months ended September 30, 2026 from the three months ended September 30, 2025, primarily related to increases in professional services of $1.5 million and allocated overhead costs of $1.1 million, offset by decreases in share-based compensation expense of $0.7 million.

Research and development expenses increased for the nine months ended September 30, 2026, from the nine months ended September 30, 2025, primarily due to increases in professional services of $3.9 million and allocated overhead costs of $0.2 million offset by decreases in salaries and share-based compensation expense of $4.0 million.

We expect research and development expenses as a percentage of revenue to remain consistent as we continue to prioritize investment in our core offerings for the remaining fiscal year 2026.

Table of Content

General and administrative

General and administrative expenses increased for the three months ended September 30, 2026 from the three months ended September 30, 2025, primarily due to increases in bad debt expense of $1.0 million and professional services of $1.0 million, offset by reductions in salaries and share-based compensation expense of $0.4 million.

General and administrative expenses increased for the nine months ended September 30, 2026, from the nine months ended September 30, 2025, primarily related to a $1.5 million increase in stock-based compensation expense and a $0.5 million increase of allocated overhead costs. These increases were partially offset by reductions in professional services costs of $0.7 million, $0.5 million of salaries and benefits, and $0.2 million of bad debt expense.

We expect general and administrative expenses as a percentage of revenue to remain consistent in the near term, reflecting operational costs efficiencies.

Amortization of intangible assets

Amortization of intangible assets decreased for the three and nine months ended September 30, 2026 from the three and nine months ended September 30, 2025 as a result of certain acquired assets being fully amortized in the prior year.

Acquisition related expenses

Acquisition related expense were consistent for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Acquisition related expenses decreased for the nine months ended September 30, 2026 from the nine months ended September 30, 2025 primarily attributable to the amortization of deferred compensation for the Makeswift acquisition, which was fully amortized for the year ended December 31, 2025.

Restructuring charges

Restructuring charges increased for the three and nine months ended September 30, 2026 from the three and nine months ended September 30, 2025, due to the 2026 Restructure, which was initiated to further improve operational efficiencies and realign the current workforce with the Company's on-going cost structure. The charges consisted primarily of severance, costs associated with the exit of certain facilities, contract costs, professional services, and other related costs.

The Company expects to incur additional restructuring charges of approximately $5.4 million to $10.9 million in connection with the 2026 Restructure, of which approximately $3.5 million to $7.5 million is expected to be recognized in the fourth quarter of fiscal 2026 and the remainder in fiscal 2027.

The Company expects to incur additional costs of approximately $0.8 million to $1.8 million in connection with the 2025 Restructure, of which approximately $0.5 million to $1.1 million is expected to be recognized in the fourth quarter of fiscal 2026 and the remainder in fiscal 2027.

Other income (expense)

The following table present our Other income (expenses) for each of the periods indicated:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	(dollars in thousands)
Gain on convertible note extinguishment	$0	$0	$0	0%	$0	$3,931	$(3,931)	(100.0)%
Interest income	1,316	1,184	132	11.1	3,717	3,655	62	1.7
Interest expense	(2,490)	(2,478)	(12)	(0.5)	(7,463)	(7,543)	80	1.1
Other expenses	(145)	(302)	157	52.0	(558)	(432)	(126)	(29.2)
Total Other income (expense)	$(1,319)	$(1,596)	$277	17.4%	$(4,304)	$(389)	$(3,915)	(1006.4)%

Total Other income (expense) improved by $0.3 million for the three months ended September 30, 2026 from the three months ended September 30, 2025 due to an increase interest income received from our marketable securities of $0.1 million and a decrease of expense related to foreign currency exchange rates of $0.2 million.

Table of Content

Total Other income (expense) decreased for the nine months ended September 30, 2026 from the nine months ended September 30, 2025, due to the $3.9 million gain on convertible note extinguishment recorded as the result of the 2025 repurchase transaction.

Provision for income taxes

Our provision for income taxes decreased for the three and nine months ended September 30, 2026 from the three and nine months ended September 30, 2025. This decrease was primarily due to decreases in state taxes.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net cash provided by operating activities	$9,364	$10,553	$32,830	$24,511
Net cash provided by (used in) investing activities	26,372	(6,796)	15,280	(10,654)
Net cash used in financing activities	(356)	(110)	(564)	(53,137)
Net increase (decrease) in cash, cash equivalents and restricted cash	$35,380	$3,647	$47,546	$(39,280)

As of September 30, 2026, we had $162.8 million in cash, cash equivalents, restricted cash, and marketable securities, an increase of $19.6 million compared to $143.2 million as of September 30, 2025. Cash and cash equivalents consist of highly-liquid investments with original maturities of less than ninety days. Our restricted cash balance of $1.2 million at September 30, 2026 and 2025, consists of security deposits for future chargebacks and amounts on deposit with certain financial institutions. Our marketable securities balance of $69.1 million and $92.1 million at September 30, 2026 and 2025 respectively, consists of investments in US treasury securities. We maintain cash account balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Operating activities

Net cash provided by operating activities for the three months ended September 30, 2026 and 2025 was $9.4 million and $10.6 million, respectively. This consisted primarily of our net income (loss) adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, debt premium amortization, amortization of intangible assets, bad debt expense, and the effect of changes in our working capital accounts.

Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was $32.8 million and $24.5 million, respectively. This consisted primarily of our net income (loss) adjusted for certain non-cash items including depreciation, stock-based compensation, debt discount amortization, debt premium amortization, amortization of intangible assets, bad debt expense, gain on convertible note extinguishment, and the effect of changes in our working capital accounts.

Investing activities

Net cash provided by (used in) investing activities during the three months ended September 30, 2026 and 2025 was $26.4 million and ($6.8) million, respectively. In the three months ended September 30, 2026, the change in cash provided by investing activities consisted of the sale and maturity of marketable securities of $30.0 million offset by the cash paid for the purchase of property, equipment, leasehold improvements and capitalized internal-use software of $3.6 million. In the three months ended September 30, 2025, the change in cash used in investing activities consisted of the purchase of marketable securities of $44.3 million and the cash paid for the purchase of property, equipment, leasehold improvements and capitalized internal-use software of $3.0 million, offset by the sale and maturity of marketable securities of $40.5 million.

Net cash provided by (used in) investing activities during the nine months ended September 30, 2026 and 2025 was $15.3 million and ($10.7) million, respectively. In the nine months ended September 30, 2026, the change in cash provided by investing activities consisted of the sale and maturity of marketable securities of $73.0 million, and was offset by the purchase of marketable securities of

Table of Content

$44.8 million and purchase of property, equipment, leasehold improvements and capitalized internal-use software of $13.0 million. In the nine months ended September 30, 2025, the change in cash used in investing activities consisted primarily of the purchase of marketable securities of $84.8 million, the cash paid for the website domain name of $2.4 million, and purchase of property, equipment, leasehold improvements and capitalized internal-use software of $5.4 million offset by the sale and maturity of marketable securities of $82.1 million.

Financing activities

Net cash used in financing activities during the three months ended September 30, 2026 and 2025 was $0.4 million and $0.1 million respectively. In the three months ended September 30, 2026, the change in cash use in financing activities was attributable to the taxes paid related to net share settlement of equity awards of $0.4 million. In the three months ended September 30, 2025, the change in cash use in financing activities was attributable to the taxes paid related to net share settlement of equity awards of $0.5 million offset by the proceeds from exercise of stock options of $0.4 million.

Net cash used in financing activities during the nine months ended September 30, 2026 and 2025 was $0.6 million and $53.1 million, respectively. In the nine months ended September 30, 2026, the change in cash use in financing activities was attributable to taxes paid related to net share settlement of equity awards of $1.1 million offset by the proceeds from exercise of stock options of $0.6 million. In the nine months ended September 30, 2025, the change in cash use in financing activities was attributable to the repayment of convertible notes of $54.5 million, payment of convertible notes issuance costs and related third party fees of $0.2 million, and taxes paid related to net share settlement of equity awards of $1.9 million offset by the proceeds from exercise of stock options of $3.5 million.

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

On September 10, 2026, our Board authorized the Share Repurchase Program, under which we may repurchase up to $50 million of our common stock through September 10, 2028. We intend to fund any repurchases under the Share Repurchase Program with existing cash and cash equivalents and cash generated from operations. We are not obligated to repurchase any shares under the Share Repurchase Program, and the Share Repurchase Program may be modified, suspended, extended or terminated by our Board at any time. As of September 30, 2026, we had not repurchased any shares under the Share Repurchase Program.

On October 1, 2026, we repaid the $4.1 million aggregate principal amount of our 2026 Convertible Notes at maturity using cash on hand. We believe that our existing cash and cash equivalents and cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs, including this repayment, for at least the next twelve months from the date of issuance of these financial statements.

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

We expect the cost savings initiatives implemented as part of the 2026 Restructure to generate positive cash flows sufficient to meet our liquidity requirements for at least the next twelve months from the date of issuance of these financial statements.

We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Indebtedness

2028 Convertible Notes

Table of Content

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

Prior to October 7, 2026, we were not permitted to redeem the 2028 Convertible Notes at our option. Beginning on October 7, 2026, the 2028 Convertible Notes are redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the 2028 Convertible Notes Indenture)), at our option at any time, and from time to time, on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of our common stock exceeds 130 percent of the conversion price for a specified period of time and certain other conditions are satisfied. The redemption price will be equal to the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any 2028 Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2028 Convertible Note, in which case the conversion rate applicable to the conversion of that 2028 Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the Partial Redemption Limitation, we may not elect to redeem less than all of the outstanding 2028 Convertible Notes unless at least $100.0 million aggregate principal amount of 2028 Convertible Notes are outstanding and not subject to redemption as of the time we send the related redemption notice.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026 or as of December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. An immediate increase or decrease in interest rates of 100 basis points at September 30, 2026 could result in a $1.0 million market value reduction or increase of the same amount.

In August 2024, we issued the 2028 Convertible Notes with an aggregate principal amount of $150.0 million, the full amount of which is outstanding as of September 30, 2026. The 2028 Convertible Notes have a fixed interest rate of 7.50 percent; we do not face variable interest rate risk with respect to the 2028 Convertible Notes. The fair value of the 2028 Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign currency exchange risk

All of our revenue and a majority of our expense and capital purchasing activities for the three and nine months ended September 30, 2026 were transacted in U.S. dollars. As we continue our sales and operations internationally, we will be more exposed to changes in foreign exchange rates. Our international revenue is currently collected in U.S. dollars. In the future, we expect that our international sales will be primarily denominated in U.S. dollars. If we decide in the future to denominate international sales in currencies other than the U.S. dollar, unfavorable movement in the exchange rates between the U.S. dollar and the currencies in which we conduct foreign sales could have an adverse impact on our revenue.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2026, under the direction of our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded as of September 30, 2026, our disclosure controls and procedures were effective at such date.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Repurchases

On September 10, 2026, we announced that our Board of Directors authorized the Share Repurchase Program. Under the Share Repurchase Program, we have the authority to repurchase up to $50 million of our common stock via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program became effective on September 10, 2026 and expires on the earlier of September 10, 2028 or the date on which $50 million of shares have been repurchased. Purchases made pursuant to the Share Repurchase Program may be conducted in compliance with Exchange Act Rule 10b-18 and/or Exchange Act Rule 10b5-1.

Table of Content

Purchases made pursuant to the Share Repurchase Program will be conducted in compliance with all applicable legal, regulatory, and internal policy requirements, including our Insider Trading Policy. We are not obligated to make purchases of, nor are we obligated to acquire any particular amount of, our common stock under the Share Repurchase Program. The Share Repurchase Program may be modified, suspended, extended or discontinued at any time.

We did not repurchase any shares of our common stock pursuant to the Share Repurchase Program during the three months ended September 30, 2026. As of September 30, 2026, the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program was $50 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Table of Content

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

†

Furnished herewith. The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q is deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Commerce.com, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce.com, Inc.

Date: November 5, 2026	By:	/s/ Daniel Lentz
Daniel Lentz
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Date: November 5, 2026	By:	/s/ Hubert Ban
Hubert Ban
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)